Form 10-K
period 2014-12-31
Capnia, Inc.
filed 2015-03-13
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No.: 001-36593

Capnia, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0523891
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Twin Dolphin Drive, Suite 160 Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 213-8444

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.001 per share Series A warrants to purchase Common Stock	The NASDAQ Capital Market The NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on November 13, 2014, based on the closing price of $3.88 for shares of the registrant’s common stock as reported by the NASDAQ Capital Market, was approximately $6.2 million. The registrant has elected to use November 13, 2014 as the calculation date, which was the initial trading date of the registrant’s common stock on the Nasdaq Capital Market, because on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company.

As of February 15, 2015, there were 6,769,106 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Capnia, Inc.

Annual Report on Form 10-K

For The Year Ended December 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” “plan” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. Particular uncertainties that could affect future results include: our ability to achieve or maintain profitability; our ability to obtain substantial additional capital that may be necessary to expand our business; our ability to maintain internal control over financial reporting; our dependence on, and need to attract and retain, key management and other personnel; our ability to obtain, protect and enforce our intellectual property rights; potential advantages that our competitors and potential competitors may have in securing funding or developing products; business interruptions such as earthquakes and other natural disasters; our ability to comply with laws and regulations; potential product liability claims; and our ability to use our net operating loss carryforwards to offset future taxable income. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Company Overview

We develop novel products based on our proprietary technology for precision metering of gas flow. Our first product, CoSense®, aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to long-term developmental disability. CoSense is 510(k) cleared for sale in the U.S. and received CE Mark certification for sale in the European Union, or E.U.

Our therapeutic technology involves the use of precisely metered nasal carbon dioxide for the potential treatment of various diseases. Several randomized placebo controlled trials have shown its efficacy in the symptomatic treatment of allergic rhinitis and we continue to evaluate our options to further develop this product. In addition, we have recently announced new initiatives for the development of this technology for the treatment of trigeminally mediated pain disorders such as cluster headache and trigeminal neuralgia. We have also applied for orphan designation for the latter indication in the US.

Our research and development efforts are primarily focused on additional diagnostic products based on our Sensalyze™ Technology Platform, a portfolio of proprietary methods and devices which enables CoSense, and can be applied to detect a variety of analytes in exhaled breath.

Approximately 143 million babies are born annually worldwide, with approximately 9.2 million of these born in the U.S. and E.U. Over 60% of neonates present with jaundice at some point in the first five days of life. We believe CoSense has the potential to become a widely used tool, by aiding in the detection of hemolysis in infants that present with, or are at risk of developing, jaundice. Red blood cell breakdown is a normal phenomenon but in certain situations the breakdown is accelerated or is excessive, and is referred to as hemolysis. The most common cause of hospital readmission during the neonatal phase is jaundice, and we expect that CoSense may help reduce such readmissions. Many causes of jaundice do not represent a significant health threat. However, when severe jaundice occurs in the presence of hemolysis, rapid detection and treatment may be necessary for infants to avoid life-long neurological impairment or other disability. Also, unnecessary treatment increases hospital expenses, is stressful for both infant and parents and may increase morbidity. There is an unmet need, therefore, for more accurate detection of hemolysis, particularly if they are non-invasive, rapid, and easy to use. Currently, hemolysis is detected via a variety of blood tests, which are limited in their diagnostic accuracy and suffer from other drawbacks, including the need for painful blood draws and a waiting period for results. CoSense detects hemolysis by measuring carbon monoxide, or CO, in the portion of the exhaled breath that originates from the deepest portion of the lung. This is referred to as the “end-tidal” component of the breath, and the measurement we perform with CoSense is referred to as end-tidal carbon monoxide, or ETCO. This measurement is typically reported after being corrected for ambient CO levels, and is referred to as ETCOc. Throughout this document, ETCO refers to ETCOc levels. The American Academy of Pediatrics, or AAP, guidelines published in the journal Pediatrics in 2004 recommend ETCO measurement be performed to assess the presence of hemolysis in neonates requiring phototherapy, neonates unresponsive to phototherapy or readmitted for phototherapy and neonates with bilirubin levels approaching transfusion levels. Because CO is a direct byproduct of hemolysis, ETCO can measure the rate of bilirubin production from hemolysis. However, no device is currently commercially available for accurately measuring the ETCO levels associated with the rate of hemolysis in clinical practice in neonates. As a result, we believe that CoSense is the only device on the market that enables physicians to practice in accordance with the AAP guidelines when evaluating jaundiced neonates for potential treatment. Physicians are free to practice in accordance with their own judgment; however, we believe that the current AAP guidelines will be a significant factor in the adoption of CoSense.

Commercial activities for CoSense have been initiated and we announced the first commercial sales in early 2015. CoSense combines a portable detection device with a single-use disposable nasal cannula to measure

ETCO. While our launch efforts will continue to focus on establishing an installed base of devices and building physician support for the device, we expect sales of the disposable cannula to be the largest component of our revenue over time. An electronic interface between the device and the consumable cannula requires one-time use of our cannula, which also promotes good hygiene and is necessary to preserve the accuracy of the device.

We have begun to hire our own sales force to market CoSense to hospitals and other medical institutions in the U.S. We also intend to use our research and development expertise to develop additional products based on our Sensalyze Technology Platform that can also be sold by our sales force. Our current development pipeline includes proposed diagnostic devices for asthma in children, assessment of blood carbon dioxide, or CO2, concentration in neonates and malabsorption in infants with colic. We may also license elements of our Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities.

Our therapeutic technology consists of the use of nasal, non-inhaled CO2 for the treatment of the symptoms of allergy, as well as pain associated with migraine, cluster headache and trigeminal neuralgia, or TN. Serenz, our allergy therapeutic product candidate, is a treatment for symptoms related to AR, which, when triggered by seasonal allergens, is commonly known as hay fever or seasonal allergies. Several Phase 2 clinical trials have been completed in which Serenz showed statistically significant improvements in total nasal symptom scores, or TNSS, in symptomatic patients when compared to controls. AR is typically an episodic disorder with intermittent symptoms. However, there is no treatment currently available that provides truly rapid relief of symptoms, other than topical decongestants, which can have significant side effects. The more optimal therapeutic for an episodic disorder is one that will treat symptoms when they occur, and can therefore be taken only as needed. We believe that Serenz has an ideal profile for an as-needed therapeutic for AR and may provide advantages over regularly dosed, slow to act currently marketed products.

We intend to determine the regulatory approval pathway with the U.S. Food and Drug Administration, or FDA, for Serenz and subsequently to seek partnership or distributorship arrangements for commercialization globally.

We currently plan to enter into a collaboration agreement Clinvest, with a research organization dedicated to the advancement of medicine and health through clinical research in order to develop a therapeutic product for the treatment of cluster headache. Cluster headaches are characterized by recurring bouts of excruciating pain in one side of the head.

We have submitted an application to the FDA, requesting Orphan Drug Designation for our nasal, non-inhaled CO2 technology for the treatment of TN. TN is a clinical condition characterized by debilitating pain in regions of the face innervated by one or more divisions of the trigeminal nerve.

CoSense

CoSense is the first device using our Sensalyze Technology Platform to achieve regulatory approval. CoSense measures ETCO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. Our first target market is for the detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. Hemolysis can place neonates at high risk for hyperbilirubinemia and resulting neurodevelopmental disability. The AAP recommends the use of ETCO monitoring to evaluate neonates for hemolysis, but, other than CoSense, there is no device currently on the market for physicians to effectively monitor ETCO in clinical practice.

Hemolysis and Bilirubin

We estimate that 34% of the 9.2 million newborns in the U.S. and E.U. each year are at risk for hemolysis under current practice, representing approximately 3.1 million newborns. We believe that many of these infants are tested for hemolysis, but using relatively inaccurate and/or invasive diagnostic methods. Retrospective analysis of data, including data from over 54,000 infants compiled by the Collaborative Perinatal Project sponsored by the National Institutes of Health, or NIH, suggests that the only factor that predisposes infants with jaundice to adverse neurodevelopmental outcomes is the concurrent presence of hemolysis. Hemolysis can be caused by a number of factors, including physical trauma and bruising, blood group incompatibility, autoimmune disorders, and genetic causes such as sickle cell disease and G6PD enzyme deficiency. Because bilirubin is the chemical byproduct of the destruction of hemoglobin within red blood cells, hemolysis causes bilirubin production to spike. Bilirubin is yellow in color, and if present in excessive amounts in the body, known as hyperbilirubinemia, it can be deposited in tissues such as the skin and conjunctiva. The condition manifests as a yellowing of skin and conjunctiva and is called jaundice. Elevated levels of bilirubin are particularly dangerous to neonates, who have immature livers and therefore lack the adult ability to excrete bilirubin. Neonates also lack a well-formed blood-brain barrier to prevent bilirubin from entering the central nervous system, or CNS, where bilirubin is known to be toxic to neuronal tissue.

Adverse Effects of Jaundice and Hyperbilirubinemia

Every year approximately 143 million babies are born world-wide, of which 4.0 million are in the U.S. and 5.2 million in the E.U. It is estimated that up to 60% of term neonates and 80% of preterm neonates may have jaundice. Most neonates have non-pathologic jaundice, which is related to a decreased capacity of the neonate to excrete bilirubin into the intestinal tract for elimination from the body. These neonates will often normalize their bilirubin levels without a need for treatment. When treatment is required, it is typically via phototherapy, which typically involves isolating the baby in a chamber that directs blue-wavelength light to the baby’s skin. The light penetrates the skin and breaks down bilirubin via a photochemical reaction over a period of several hours. When treatment is performed in a timely fashion, adverse outcomes can be avoided. Some neonates with jaundice, however, will develop adverse neurodevelopmental outcomes related to hyperbilirubinemia.

According to the Agency for Healthcare Research and Quality, part of the U.S. Department of Health and Human Services, neonatal jaundice is the single largest cause for hospital readmission of neonates in the U.S. This results in inefficient care and can also be highly stressful and disruptive for the parents and neonate.

Exposure to excess bilirubin in the central nervous system as a result of hyperbilirubinemia is toxic and may cause long-term developmental disabilities. These abnormalities may be subtle, and include hearing problems and low IQ. Subtle forms of disability are known as Bilirubin-Induced Neurological Dysfunction, or BIND. More severe bilirubin-induced disabilities, including respiratory failure and resulting death, can be referred to as Acute Bilirubin Encephalopathy, or ABE. Bilirubin toxicity can ultimately result in a chronic, severe, and disabling condition called kernicterus. Kernicterus is a cerebral palsy-like condition in which the patient lacks muscle tone and motor control, cannot operate self-sufficiently, and can require long-term care. The National Quality Forum has in the past described kernicterus as a “never event,” one which physicians should ensure never occurs in their practice.

Limitations of Current Diagnostic Methods

It has been reported in peer-reviewed publications that the presence of hemolysis in a neonate with jaundice is a predictor of adverse neurodevelopmental outcomes. If neonates with high rates of hemolysis could be identified before they are discharged from the hospital, treatment could begin earlier, exposure to excessive bilirubin would be minimized and readmissions for jaundice would be reduced. Currently, accurate tools for diagnosing hemolysis in neonates are not available in the market. Tests that are commonly done to assess hemolysis such as serial hematocrit levels, reticulocyte counts, Coombs test and peripheral smear, are all invasive blood tests and are less useful in neonates due to physiologic changes resulting from childbirth. For example, hematocrit levels and reticulocyte counts may be elevated in neonates unrelated to pathological conditions and may therefore confound the diagnosis of hemolysis, which typically involves low hematocrit and high reticulocyte counts. The Coombs test, a blood test that detects antibodies that can cause hemolysis, is used extensively as a measure of hemolysis; however, it often requires a painful heel stick to draw a blood sample, and other conditions besides hemolysis may trigger a false positive or false negative Coombs test. In spite of these limitations, we believe that the Coombs test remains the most frequently used diagnostic for hemolysis by physicians.

Today, the AAP recommends that all neonates be routinely tested for bilirubin levels at some point prior to being discharged from the hospital, although other organizations such as the United States Preventive Services Task Force, or USPSTF, have not made similar recommendations. In many hospitals this is done via a blood test, although transcutaneous bilirubin meters are now available to test bilirubin levels non-invasively through the skin. Inaccurate results with use of these devices have been reported based on serum bilirubin level, measurement site, race, and ethnicity. In addition, bilirubin levels reflect only a point in time rather than the rate of increase, and therefore, may not address the risk of subsequent adverse outcomes. These tests do not capture the rate of bilirubin production or the presence/absence of hemolysis, leaving the physician uncertain as to the patient’s level of risk. Since many babies have bilirubin levels in a zone described as “intermediate risk” by current treatment guidelines, it is difficult for physicians to decide whether to treat aggressively or more conservatively.

Phototherapy is widely used to treat jaundice, and applied to approximately 8% of all births in the U.S. However, phototherapy treatment disrupts the opportunity for parent-newborn bonding and is often highly stressful for infants and new parents. In some cases, particularly among low-risk newborns who are jaundiced, but not hemolyzing, phototherapy may not be necessary. In other cases, observation of jaundice and early testing for hemolysis may accelerate diagnosis and treatment with phototherapy. In all cases, understanding the rate of hemolysis is a critical part of providing timely and effective care. There is a significant need for a test to aid in the detection of hemolysis that is rapid, accurate, and easy to use across all acuity levels within neonatal care.

Also, neonates are typically discharged from the hospital at approximately 48 hours of normal birth in the U.S. Hospitals are under pressure to discharge even earlier, in order to reduce costs and manage inpatient capacity. Bilirubin levels, however, typically peak more than 72 hours post birth, as shown in Figure 1 below. We believe that neonates with hemolysis can experience bilirubin levels in the intermediate risk range at time of discharge, but can spike rapidly to neurotoxic levels in the post-discharge period, out of the range expected based on the “Bhutani nomogram.”

Physicians need to identify the cause of the jaundice and, based upon these findings, determine whether the infant is at serious risk for BIND, ABE, or kernicterus. However, physicians often have a diagnostic dilemma as to what is causing the jaundice. It is often not possible, with current diagnostic techniques and clinical workflow, to test whether it is merely a physiologic jaundice that poses little risk, or some other process that presents a serious risk to the neonate. Risk arises primarily from the presence of hemolysis, which leads to hyperbilirubinemia that persists rather than resolving spontaneously. As a result of the serious consequences of hyperbilirubinemia, the AAP recommends that all neonates be closely monitored for jaundice, and has called for physicians to determine the presence or absence of hemolysis in order to make appropriate treatment decisions. As a result, there are both clinical need and physician interest in the development of accurate and non-invasive methods for detecting hemolysis. CoSense addresses this need to measure a baby’s exhaled CO to assess the rate of hemolysis accurately, and does so via a non-invasive measurement at the point-of-care. CoSense delivers results within minutes, which may enable more timely treatment than the current standard of care.

CoSense: FDA 510(k) Clearance and CE Mark Certification

CoSense, our first Sensalyze Technology Platform product to receive 510(k) clearance from the FDA and CE Mark certification, is a monitor of ETCO. CO is a direct byproduct of hemolysis, and based on extensive published data such as that from Stanford University, the rate of bilirubin production can be measured by analyzing the concentration of CO in a neonate’s exhaled breath.

CoSense is a point-of-care device that consists of a light-weight, compact monitoring device and a single-use nasal cannula. The cannula is placed just inside the nostril of the patient and is connected to the monitor. The CoSense device is turned on and acquires the breath signal while the patient breathes. Appropriate sample acquisition takes an average of 30 seconds. The cannula can then be removed from the patient and the device takes another four minutes to report the test result.

The AAP recommends the use of ETCO monitoring for the detection of hemolysis. We believe ETCO monitoring will enable more rapid and appropriate treatment decisions and reduce overall costs of patient care. However, there is currently no device on the market other than CoSense that effectively measures ETCO in neonates.

With CoSense data, physicians may be able to quickly identify neonates with jaundice who are at risk of adverse neurological outcomes or other disability because of hemolysis. The physician may then initiate earlier treatments for jaundice, such as phototherapy, when necessary. We believe the potential impact of CoSense should result in reduced development of hyperbilirubinemia in neonates. In addition, CoSense may also help identify neonates who do not have excessive hemolysis, and therefore may not require phototherapy or serial bilirubin measurements. As a result, these infants may be discharged from the hospital earlier, or with less intensive clinical follow-up. We believe this will reduce the total number of blood draws that are necessary. We also believe this will reduce the rate of readmissions, resulting in significant cost savings for the hospital.

CoSense has the following advantages that we believe will drive its adoption by hospitals, other medical institutions and physicians:

•	rapid administration at the point-of-care, yielding results in approximately five minutes;

•	non-invasive and minimally disruptive to the neonate;

•	no requirement for specific breath maneuver;

•	simple user interface that allows the healthcare professional to use it correctly with minimal training;

•	no on-site calibration necessary; and

•	accuracy over a range of CO concentrations clinically relevant (less than 10 parts per million, or ppm) to detect the rate of hemolysis.

In addition, we believe the CoSense device is priced at a level that falls below the typical capital equipment purchasing threshold for a hospital or other medical institution in the U.S.

Clinical Trials

Three investigator-sponsored clinical trials have been performed to validate the ability of CoSense to detect the presence of hemolysis. Two of these were performed in neonates. A third trial was performed in children with sickle cell anemia, or SCA, a disease which results in chronic hemolysis.

In a pilot clinical trial at Stanford University, a bench to bedside evaluation of CoSense was undertaken to identify hemolysis in neonates, and to correlate ETCO levels with bilirubin production as defined by levels of carboxyhemoglobin, or COHb, in the blood. When red blood cells are broken down, the pigment heme is released from the red blood cells. In turn, when heme is broken down, CO and biliverdin are produced in equimolar amounts. Biliverdin is a precursor of bilirubin, and is converted into bilirubin. CO combines with hemoglobin in the blood with high affinity to form carboxyhemoglobin, or COHb. Therefore, the level of COHb provides an accurate measurement of bilirubin production, or hemolysis. CO from COHb is released when the blood circulates through the lungs and as a result, levels of ETCO correlates to levels of COHb, bilirubin production and hemolysis. For accurate measurements of low levels of CO, gas chromatography is the method of choice.

In bench studies, inter-device accuracy and intra-device imprecision were evaluated in three different CoSense devices. In the clinical setting, 83 neonates who all had a gestational age, or GA, more than 30 weeks were tested. ETCO measurements, in triplicate, were compared to COHb levels measured by gas chromatography in the subset of 24 of the 83 neonates who consented to testing for COHb and were suspected of having hemolysis. Gas chromatography is a technique better suited to the laboratory than to high-volume clinical use, particularly in the point-of-care neonatal diagnostic setting. It requires a large, complicated chromatography instrument and highly trained staff.

In the bench studies, a close correlation between the two was seen (r = 0.93), confirming that ETCO values with CoSense accurately measure bilirubin production and therefore hemolysis.

The ability of CoSense to identify hemolysis in neonates with significant hyperbilirubinemia was evaluated at The Children’s Hospital of Zhejiang University School of Medicine in Hangzhou, China. Significant hyperbilirubinemia was defined as total serum bilirubin, TSB, levels that require phototherapy according to AAP guidelines. Investigators compared ETCO, as measured with CoSense, with current blood tests for hemolysis, such as hematocrit, or Hct, which measures the number of red blood cells, reticulocyte count, or Retic, which measures new red cell production levels, serum bilirubin test, and the Coombs Test. While these tests are often performed to detect hemolysis in neonates, they are not considered to be reliable in the neonatal setting. The information that is gained from a combination of all these tests is therefore used to inform a determination of the presence or absence of hemolysis. Certain tests may be better than others for a given type of hemolysis, whereas ETCO levels are elevated due to hemolysis regardless of the cause.

Fifty-six neonates with significant hyperbilirubinemia participated in this non-randomized open-label trial. These data from the study showed that ETCO measurement with CoSense can provide the physician with similar information to that currently provided by invasive blood tests regarding the patient’s hemolytic status, but with a simple, non-invasive breath test.

In a third clinical trial, ETCO concentration was measured in children with SCA, who are known to have chronic hemolysis, using CoSense at Children’s Hospital & Research Center in Oakland, California. Children between five and fourteen years old with SCA, who were not on regular transfusions, were eligible to participate in the trial. Children with exposure to second-hand smoke, acute respiratory infection or symptomatic asthma were excluded. Healthy children between five and fourteen years old served as matched controls. Up to three measurements were taken for each subject using CoSense, and the highest ETCO value was used. One control subject had a high ETCO value and was excluded from the analysis since the subject was found to have asthma and was on anti-epileptic medication. The data from this trial showed that CoSense may be useful to monitor the rate of hemolysis in children with SCA.

We have initiated a multi-center investigator-sponsored trial to define the normative data (mean, median, range and interquartile ranges) for all term and late-preterm newborns for CoSense. The investigating institutions include Lucile Packard Children’s Hospital at Stanford University School of Medicine, Albert Einstein Medical Center, Beaumont Children’s Hospital and McKay-Dee Hospital/Intermountain Healthcare. This is a collaborative, voluntary, multi-center, open-label, single-arm study. Up to 2,000 newborns will be enrolled into this study.

Market Opportunity

Independent market research that we conducted has identified a large market opportunity for the CoSense device in the well-baby nursery and labor and delivery units in term neonates (less than 37 weeks), as well as in the neonatal intensive care unit, or NICU, in preterm births (less than 34 weeks) and late preterm births (between 34 and 37 weeks).

In the U.S. and E.U., there are approximately 8.1 million term births and 1.1 million preterm and late preterm births each year. Approximately 60% of term births, or approximately 4.9 million babies, and 80% of preterm and late preterm babies, or approximately 900,000 babies, are jaundiced and are at greatest risk for adverse outcomes. We believe that these neonates are at risk for hemolysis and are candidates to receive one or more CoSense tests during their hospital stay.

Today, the presence of jaundice triggers either a transcutaneous or serum bilirubin test. With the availability of CoSense, physicians may complement bilirubin testing with hemolysis testing in order to perform a more complete clinical assessment. Neonates who are jaundiced but not hemolyzing may receive conservative management or phototherapy. Neonates with jaundice found to be hemolyzing will likely receive early phototherapy and also additional testing such as the Coombs test, Hct or Retic to diagnose the underlying cause of hemolysis. We believe that CoSense will allow physicians to reduce the number of neonates that receive these more invasive and more costly tests for hemolysis.

Sales and Marketing

We intend to initially market CoSense for use in evaluating neonates for the presence, or the rate, of hemolysis. In the U.S., we will sell via a direct sales force, with potential augmentation of our reach via distributors. In the E.U., we expect to partner with distributors in each country, with oversight and marketing assistance from our personnel that we intend to base in the E.U.

Our U.S. direct sales efforts will initially focus on large hospital systems with high volumes of births. Approximately 100 centers in the U.S. are responsible for over 5,000 births per center per annum, and collectively make up approximately 16% of all births in the U.S., according to public information from Billian’s HealthDATA. A second tier of approximately 300 hospitals, those with approximately 2,500 or more births per year, accounts for an additional one million births, approximately 25% of the U.S. total. With a field sales force deployed primarily in large metropolitan areas, including the New York Tri-State area, Los Angeles, Chicago and Atlanta, we believe we will have the sales force capacity to develop appropriate relationships with various stakeholders at the large centers within these areas.

We expect the majority of our revenues to result from sales of consumables. Because customers will order these repeatedly once they have adopted CoSense as part of their standard procedures, we expect that our sales force can drive higher revenue per salesperson than might otherwise be the case.

Key elements of our sales and marketing strategy include:

•	Focus efforts on growing the volume of tests performed and associated consumables used. We plan to focus specifically on sales to the NICU, well-baby nursery, and labor/delivery units within each hospital. Because CoSense is a point-of-care device, each of these units of the hospital is a separate opportunity for CoSense placement.

•	Establish and engage a network of distributors in the E.U. We may establish continuing operations at a location in the E.U. to ensure close coordination and effective execution of the CoSense sales and marketing plan in the E.U.

•	Price the CoSense device at a level that allows hospitals to purchase it without protracted review via a “capital purchase committee” or analogous body. We believe that the cost of goods of CoSense devices allows us flexibility in setting this price, and we also believe we can offer customer hospitals attractive financing options to smooth out costs associated with the device purchase.

•	Price the CoSense consumable cannula at a price that is competitive with the current costs of performing the Coombs Test and other associated invasive assays. We believe that this cost offset, complemented by potential improvements in readmission rates and clinical outcomes, will provide hospital decision-makers with a compelling economic case for adoption of CoSense.

•	Build awareness of the AAP treatment guidelines, and of the benefits of CoSense, via medical education efforts to key clinical audiences, including neonatologists, pediatricians, obstetricians, and pediatric nurses.

•	Collaborate with key specialty societies, including the Pediatric Academic Societies, American Academy of Family Physicians, or AAFP, and patient advocacy groups such as Parents of Infants and Children with Kernicterus, to ensure ongoing support for ETCO testing in clinical guidelines and to identify opportunities for expanding awareness of ETCO among their respective constituencies.

•	Support clinical trials and publications that expand the base of evidence supporting broad adoption of CoSense. We expect these efforts will build support for the clinical benefits to patients as well as economic benefits to various stakeholders in the healthcare system.

We expect that we will expand our direct sales efforts to encompass lower-volume birthing centers in the U.S. once a sufficient proportion of the larger hospitals have begun to use CoSense. We may also selectively initiate direct sales to certain countries in the E.U. Furthermore, we see potential to use CoSense to make more rapid assessments of jaundiced babies in the outpatient pediatric setting, where new parents are frequently directed for followup care after hospital discharge. We will continue to evaluate expansion opportunities and pursue those where the potential to accelerate our business is deemed sufficient for the investment we put at risk.

Pricing and Reimbursement

We expect to sell the CoSense device at a price below the typical capital expenditure approval threshold levels of most hospitals and other medical institutions in the U.S. The decision to buy, therefore, will likely be driven at the departmental rather than at the institutional level. The primary decision makers are expected be the neonatologists and nurse managers in the pediatrics and neonatology departments. Our initial efforts are focused on expanding the installed base of devices and will be followed by efforts to increase use of the disposable cannula. The business model anticipates a significant proportion of the revenues coming from the disposable sales, even more so in later years as the number of total CoSense devices in use in the field increases. With manufacturing scale up, we expect to achieve reduced cost of goods that will lead to scaleable future growth.

Since the use of CoSense is almost entirely in the inpatient setting around the time of birth, reimbursement may be in the form of a Diagnosis-Related Group, or DRG. Frequently referred to as a bundled payment, the DRG is a specific flat-fee payment amount for all services performed by a medical institution pursuant to a single diagnosis. We can, therefore, be reimbursed for the cost of a test directly from an institution without the need to approach payors such as insurance companies, or to obtain a separate reimbursement cost code. Hospital decisions to adopt new technologies for inpatient care are usually driven by improved outcomes and reduced costs of patient care. We expect that the use of CoSense will both improve outcomes related to hyperbilirubinemia and reduce the need for certain diagnostic tests in a subset of neonates with jaundice, which, as a result, will reduce overall testing costs. We also believe that positive identification of infants with hemolysis will lead to a reduced rate of readmissions for jaundice, and this array of benefits may support adoption of CoSense by clinicians and their institutions. We also plan to undertake a comprehensive effort to partner with key physician specialty societies, physician opinion leaders and patient advocacy groups to educate and inform payer stakeholders. The AAP guidelines recommend ETCO detection to confirm the presence of hemolysis in neonates requiring phototherapy, neonates unresponsive to phototherapy or readmitted for phototherapy, and neonates with bilirubin levels approaching transfusion levels. In general, payor policies related to the care of neonates with jaundice reflect third-party treatment guidelines, and in this case the AAP guidelines favor use of ETCO testing, which CoSense is able to perform.

Competition for CoSense

Currently CoSense is the only device commercially available with the sensitivity and accuracy necessary to detect ETCO levels that are meaningful for monitoring the rate of hemolysis in neonates, and we do not know of any such device that is under development by any party. From 2001 to 2004, Natus Medical marketed the CO-Stat device for detection of ETCO in neonates. The Natus product was withdrawn from the market due to poor sales. We believe Natus’ CO-Stat did not achieve commercial success due to several disadvantages that we have overcome with our product, including a lack of consistent accuracy, limited ability to compensate for environmental factors such as humidity and heat, high price, and poor ease of use, including a requirement for frequent calibration.

In addition, devices are commercially available to measure CO poisoning from external sources, but these are less-sensitive devices that are not appropriate for detecting ETCO in the low concentrations (less than 10 ppm), small volumes and high breath rates that are clinically relevant in neonates. CoSense has the ability to overcome these problems using our Sensalyze technology. Several companies and academic groups have capabilities sufficient to develop such devices, and these parties may have significant resources to devote to research, development, and commercialization of devices that may compete with CoSense as well as technologies that compete with our Sensalyze Technology Platform generally. Competition within our target market will depend on several factors, including:

•	quality and strength of clinical and analytical validation data;

•	confidence of health care providers in diagnostic results;

•	reimbursement and payment factors;

•	inclusion in practice guidelines;

•	cost-effectiveness;

•	ease of use; and

•	the strength of our intellectual property

Today, physicians primarily diagnose hemolysis via Coombs and other blood tests, and these will represent the primary competition to CoSense initially. These tests do not capture the rate of bilirubin production or the presence/absence of hemolysis, leaving the physician uncertain as to the patient’s level of risk. We believe that we can demonstrate compelling advantages over such tests, including faster results, the ability to avoid painful blood draws and greater diagnostic clarity and accuracy. We also believe we will be able to demonstrate economic and workflow advantages over the existing diagnostic practice.

Our Sensalyze Technology Platform

A variety of medical diagnostic testing is performed via measurement of gas concentrations, either from blood samples or from exhaled breath. Examples include capnometry and pulse oximetry, both routinely used in patient monitoring. Devices used for detecting the presence of various analytes in exhaled breath typically rely on the patient performing a specified breath maneuver. Examples of such maneuvers include breath holding, forced expiration, or breathing at a specified rate. The use of these devices is limited to those who can perform such maneuvers, such as adults and older children.

The limitations of existing breath-based technologies are particularly problematic in neonates. Neonates typically have very rapid and irregular breathing patterns. They also inhale and exhale relatively small volumes, which limits the accuracy of devices that require the larger-volume sample sizes exhaled by older patients. In addition, they are not able to perform specified breath maneuvers. Our Sensalyze Technology Platform allows the measurement of analytes in all patients, from neonates to adults, regardless of their ability to actively perform a breath maneuver.

Our Sensalyze Technology Platform combines hardware, sensors, and software to provide the following novel capabilities:

•	Identification of full breaths that follow a normal pattern, also known as “physiologic” breaths. Our platform can identify physiologic breaths even if the patient is breathing very rapidly, a capability that is particularly relevant in infants.

•	Capture of individual exhaled breaths, and segmentation of the breath into different components such as “end-tidal”, “upper airway”, and “lower airway”. This may allow the localization of the source of a given analyte to a specific anatomic area.

•	Ability to move a specific micro-liter component of breath to a sensor module.

When combined, these capabilities provide a novel patent protected platform for non-invasive detection of various analytes.

Sensalyze Technology Platform — Research and Development of Additional Diagnostic Products

Our primary focus is currently on the commercialization of CoSense. Once the CoSense business is generating adequate revenue, we intend to utilize our research and development expertise to develop devices that leverage the capabilities of our Sensalyze Technology Platform. We expect to introduce additional products of our own over time and intend to develop additional diagnostic tests for analytes that might be found in the exhaled breath. These include the following diagnostic opportunities:

•	Nitric oxide or NO, for assessment and management of asthma in children younger than seven years of age;

•	End-tidal CO2 for neonates;

•	Hydrogen breath testing for infants with colic;

•	Carbon monoxide levels for hemolysis, CO poisoning;

•	Acetone, nitrites for diabetes;

•	Volatile Organic Compounds (VOC) for cancer, heart failure and multiple sclerosis; and

•	Alkanes, transplant rejection.

We may also license elements of our Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities.

Nasal CO2 Technology

Cluster Headache

Cluster headaches affect approximately 0.2% of the population, and are characterized by recurring bouts of excruciating pain in one side of the head. Episodes of pain typically last from 15 minutes to three hours. They can occur several times a day over several months before remitting. The same pattern often recurs multiple times over a patient’s lifetime. Approximately 10 to 15% of cluster patients have “chronic” cluster headache, with continuing pain with no remission. The pain of cluster headache may be significantly greater than other conditions, such as severe migraine.

In January of 2015, we executed a memorandum of understanding with Clinvest, a division of Banyan Group, Inc., to conduct an investigator-sponsored clinical trial evaluating our nasal, non-inhaled carbon dioxide on up to 50 patients with episodic cluster headaches.

Trigeminal Neuralgia

TN is a clinical condition characterized by debilitating pain in regions innervated by one or more divisions of the trigeminal nerve. The pain is typically described as intense, sharp and stabbing, and is often described as one of the most painful conditions known to humans. It may develop without apparent cause or be a result of another diagnosed disorder. Peripheral TN is caused by a variety of diseases, including multiple sclerosis and herpes zoster.

The International Headache Society describes TN as a disorder characterized by recurrent unilateral brief electric shock-like pains, abrupt in onset and termination, limited to the distribution of one or more divisions of the trigeminal nerve and triggered by innocuous stimuli. There may be persistent background facial pain of moderate intensity. Based on the J. Penman 1968 publication in the Handbook of Clinical Neurology, we currently estimate that approximately 100,000 people are afflicted with TN.

On December 3, 2014, we submitted an application to the FDA requesting Orphan Drug Designation for our nasal, non-inhaled CO2 technology for the treatment of TN.

Allergic Rhinitis

Allergic rhinitis, which is commonly and colloquially referred to as “allergies,” is characterized by symptoms that are often episodic and include nasal congestion, itching, sneezing and runny nose. It is one of the most common ailments in the western world and is growing rapidly, making AR one of the largest potential pharmaceutical markets. There are approximately 39 million sufferers in the U.S. and 48 million in France, Germany, Italy, Spain and the United Kingdom, and an additional 36 million in Japan, according to research firm GlobalData. Prevalence of AR is growing rapidly in the developed world. The most common AR drug therapies include antihistamines and intranasal steroids. Leukotriene inhibitors and other drugs are also currently prescribed to AR patients. Several of these drugs have generated sales in excess of $1 billion per year as branded products. However, these products have significant limitations and AR sufferers remain dissatisfied with the available treatments. Thus, there is a need for a more effective treatment with a faster onset of action and improved safety profile.

AR is a cause of significant morbidity in spite of available treatments. According to the Allergies In America Survey conducted in 2006, most AR sufferers reported themselves to be less than “very satisfied” with the products they were taking for allergy relief. Fifty-two percent reported they had suffered from impaired work performance or missed work due to their AR symptoms even though 69% had used medication at some point in the prior four weeks. Current treatments provide incomplete relief from symptoms and have significant side effects such as drowsiness.

Serenz is based upon the observation that non-inhaled CO2 delivered at a low-flow rate into the nasal cavity, alleviates the symptoms of AR. Serenz is a convenient, hand-held device that delivers low-flow CO2 to the nasal mucosa. It contains a pressurized canister of gas, with approximately enough gas to dose as-needed for one to two weeks. The device is disposable and engineered for ease of use. Our proprietary technology ensures very precise control of aspects such as flow rate and volume, which we believe are both critical to achieve the desired clinical performance.

In our clinical trials to date, Serenz has shown a large effect size, an onset of effect within 30 minutes and is well tolerated. We believe that such a therapeutic index positions Serenz well to be a potential first-line treatment for any AR sufferer. Serenz can be taken as a stand-alone treatment or as an adjunct to other medications, and can be used on an as-needed basis.

One Serenz device contains enough gas for approximately 22 doses, which we believe will treat AR for an average of one to two weeks, depending on frequency of use. We have not determined pricing for Serenz, but expect to price it at a premium to existing therapies for AR due to the benefits we believe the product provides to patients over such therapies.

Based on clinical trials to date, we believe Serenz exhibits the ideal characteristics of an AR therapeutic, including:

• Rapid relief • Relief from all nasal symptoms • Mild side effect profile • No long-lasting side effects	• Locally acting • Non-sedating • Non-steroidal • Usable on an as-needed basis

The “As-Needed Only” Treatment Paradigm

The traditional therapeutics used for the symptomatic treatment of AR have left a significant unmet need in this population. These therapeutics, mostly antihistamines and nasal steroids, are typically used on a scheduled basis, for example daily or twice a day. Given that the symptoms of AR are typically episodic, such as when an AR sufferer is exposed to a pollen when they step outdoors in allergy season, we believe an as-needed treatment paradigm is more optimal. The reason for chronic treatment of this episodic disorder is that the available treatments for AR take too long to act. Even when used “as-needed”, these products are unlikely to have a meaningful effect on efficacy in a very short time frame.

Antihistamines typically take one or more hours to have an effect. Their efficacy may decrease further over time for patients and as exposure to allergens continues, whether seasonal or perennial. In addition, antihistamines in general do not have any effect on congestion.

Nasal steroids can take days before peak effect. While they are more efficacious than antihistamines, they must be taken regularly during the allergy season or indefinitely for perennial allergies. In addition, they have bothersome side effects and are associated with the perception issues that relate to steroid use in general.

We believe that a treatment that can act rapidly such that it can be taken only when needed is ideal for the AR patient population. In addition, it should not have any lasting or significant side effects. Serenz has the characteristics of such a treatment.

Clinical Trials of Serenz in Allergic Rhinitis

We have conducted six randomized, controlled clinical trials involving 975 patients, testing the safety and efficacy of nasal CO2 in treating the symptoms of AR. Four of these clinical trials were in patients with seasonal AR, or SAR, and two of these clinical trials was in patients with perennial AR, or PAR. In addition, GSK conducted a trial in 147 patients to assess the consumer appeal of Serenz for patients with nasal congestion. The trials using the as-needed approach showed statistically significant and clinically meaningful effects in both SAR and PAR. The effect is seen on each of the individual nasal and non-nasal symptoms, with as little as a 10 second per nostril application of Serenz. Given the rapid onset and generally mild side effect profile, we believe Serenz is ideally suited for marketing to patients for use on an as-needed basis.

Safety of Serenz

There were no application-related or device-related serious adverse events in any of the clinical trials conducted. Adverse events were generally mild and application-related, and resolved immediately upon cessation of application. The most common adverse events were transient nasal sensation and tearing of the eyes, or lacrimation, that lasted for the duration of the application only.

The nasal sensation commonly encountered during these clinical trials was described by patients differently, and ranges from tingling to burning to pain. We also observed that these sensations were generally not severe enough for patients to discontinue use of nasal CO2, and for more than 1,000 patients treated in all of the AR clinical trials, only six patients discontinued use of nasal CO2 due to an adverse event. We believe that these clinical trials provide evidence that gentle cleansing of the nasal mucosa with Serenz is safe, acts locally and provides rapid relief of allergy symptoms.

Serenz Regulatory Status

A CE Mark was granted to us for marketing of Serenz in the E.U. in December 2011. Following out-licensing of Serenz to GSK in 2013, we withdrew our CE mark, since CE marks are site-specific and not transferable. In June 2014, the agreement terminated and the licensed rights to Serenz was returned to us. We believe a partner could file the documentation to reinstate our CE Mark without any additional clinical data.

The approval route for Serenz in the U.S. may be through a device approval or a drug-device combination approval. In the case of a drug-device combination, a new drug application, or NDA, filing with the FDA will be required. If it is a device approval pathway, it may be either via the PMA process, a de novo 510(k) pathway, or traditional 510(k). Additional randomized, controlled clinical trials may be necessary to obtain approval.

We expect to clarify the pathway for approval in dialogue with the FDA. If pivotal clinical trials are required by the FDA particularly in the case of an NDA or a PMA filing, we currently believe that each of these trials will be 400 to 600 patients in size, and take approximately a year to complete once started. We may partner the program in advance of such clinical trials, if we can do so on terms that maximize the value of the program, and as a result, we may not conduct these clinical trials but instead rely on collaboration partners.

Our Partnership for Serenz

In 2013 we entered into a partnership with GSK, in which GSK was solely responsible for the development and commercialization of Serenz world-wide. In April 2014, GSK notified us that they were terminating our license agreement with them, following which, pursuant to a 30-business-day prior notice provision contained in the license agreement allowing GSK to terminate upon such notice before commercialization, the license agreement formally terminated and the licensed rights to Serenz were returned to us in June 2014. GSK informed us that this decision to terminate the relationship was made due to GSK’s belief that the product would be classified as a drug-device combination by the FDA, which would increase development costs and timelines to the point that their strategic objectives would no longer be met. We believe that their decision to terminate the relationship was unrelated to any clinical data from, or technical aspects of, the program. GSK’s decision to terminate our license agreement for Serenz may negatively impact the perception of Serenz held by other potential partners for the program. This may impair our efforts to partner the program on terms that are favorable to us, or at all.

We intend to pursue certain capital-efficient strategies to advance the program until such point as we can again identify a partner with appropriate clinical and commercial capabilities.

Other Serenz Clinical Trials

Prior to the nasal CO2 Phase 2 clinical trials in AR, we had conducted a safety and feasibility study involving 54 patients in migraine patients. We have also explored the use of nasal CO2 for treatment of migraine headaches and temporomandibular disorders. A total of 928 patients were enrolled across six separate safety and efficacy trials in these non-AR indications. The product showed signs of efficacy, statistically significant in some, but not all, trials, and rapid onset of effect. For strategic reasons we have focused further development on AR. Importantly, in the non-AR trials, the product showed a mild and well-tolerated safety profile that is similar to that seen in trials of Serenz for AR.

Manufacturing

We currently manufacture CoSense instruments at our facility in Redwood City, California. We assemble components from a variety of original equipment manufacturer, or OEM, sources. Our manufacturing facility is registered with the FDA and certified to the ISO 13485 standard, the internationally harmonized regulatory requirement for quality management systems of medical device companies. We may, depending on sales volume and ongoing requirements in specific sales geographies, outsource manufacturing of components, or finished goods, to various OEMs in the future.

We have manufactured the Serenz device in partnership with an OEM supplier based in Shenzhen, China and intend to manufacture future supply with this same OEM supplier.

Intellectual Property

Our Sensalyze Technology Platform Patent Portfolio

Our patent portfolio surrounding our Sensalyze Technology Platform, including CoSense, consists of one issued U.S. patent, four pending U.S. non-provisional patent applications, and eight pending U.S. provisional patent applications. Three of the non-provisional filings have corresponding Patent Cooperation Treaty, or PCT, filings and are still eligible for expansion into other geographies. It is our intent to file these, and future cases, in other major commercial geographies over time. Our issued U.S. patent (no. 8,021,308) expires in August 2027. The pending patent applications, if issued, would likely expire on dates ranging from 2023 through 2034.

The issued patent and patent pending applications include:

•	detection and storage of discrete portions of a breath;

•	methods of diversion and isolation of gases to enable measurement within a breath pattern;

•	specific compositions of valving and pumps to route airflow in a tightly controlled manner;

•	collection methods for increasing the precision of measurement of small volumes of gas;

•	identifying a “physiologically representative” breath, including both algorithm and physical capture; and

•	various methods for arrangement and specification of components to enhance precision and compensate for factors that cause inaccurate measurements.

Our issued U.S. patent was acquired from BDDI and is subject to an asset purchase agreement with BDDI that contains ongoing contingent payment obligations, including the following royalty range on aggregate net sales of CoSense in the U.S.:

• Net sales at or below $10 million	2%

• Net sales at between $10 million and $25 million	3%

• Net sales at between $25 million and $50 million	4%

• Net sales above $50 million	5%

Serenz Patent Portfolio

Successful application of therapeutic gases to the nasal mucosa is generally dependent on specific dosing, concentration, and rate of gas outflow. The CO2 gas used in the Serenz product is packaged in small sealed cylinders with relatively high internal pressure; regulating the flow of gas from this high pressure cylinder to the relatively low flow rates required for Serenz presents significant technical challenges. Our Serenz patent portfolio addresses these challenges.

Our Serenz patent portfolio consists of over 30 issued patents and over 40 pending patent applications. In the U.S., twelve issued patents, one allowed non-provisional patent application, and 7 pending non-provisional patent applications cover the Serenz technology. The U.S. patents and patent applications have corresponding issued patents and pending patent applications in developed nations. The expiration dates for the issued patents vary, with the latest being in 2022. Patent term extension due to regulatory review may be requested in the U.S. based upon one or more of the issued U.S. patents under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act.

Our pending applications, when issued, would likely expire between 2020 and 2033.

Our issued patents and pending patent applications include claims directed to:

•	gas dispensing devices, including various nosepiece configurations, pressure regulators, and cylinder configurations;

•	methods for delivering therapeutic gases to patients;

•	the treatment of various medical conditions via delivery of therapeutic gases to the nasal cavity; and

•	combined delivery of gases with other therapeutic agents.

Government Regulation

Federal Food, Drug, and Cosmetic Act

In the U.S., diagnostic assays are regulated by the FDA as medical devices under the Federal Food, Drug, and Cosmetic Act, or FFDCA. We received initial FDA 510(k) clearance for CoSense in the fourth quarter of 2012 for the monitoring of CO from endogenous and exogenous sources in exhaled breath, particularly in smoking cessation programs for the screening of CO poisoning and smoke inhalation. In the first quarter of 2014, CoSense received 510(k) clearance for the monitoring of CO from endogenous sources, including hemolysis, and exogenous sources, including CO poisoning and smoke inhalation, in exhaled breath. Serenz has not yet commenced any process for regulatory approval in the U.S. We also plan to seek FDA clearance or approval for other diagnostic products currently under development. There are two regulatory pathways to receive authorization to market diagnostics: a 510(k) premarket notification and a premarket approval application, or PMA. The FDA makes a risk-based determination as to the pathway for which a particular diagnostic is eligible. CoSense was cleared via the 501(k) premarket notification pathway as a Class II medical device.

The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, registration and listing and adherence to FDA’s quality system regulation, which are device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and postmarket surveillance. Class III devices are subject to most of these requirements, as well as to premarket approval. Most Class I devices are exempt from premarket submissions to the FDA; most Class II devices require the submission of a 510(k) premarket notification to the FDA; and Class III devices require submission of a PMA. Most diagnostic kits are regulated as Class I or II devices and are either exempt from premarket notification or require a 510(k) submission.

510(k) premarket notification. A 510(k) notification requires the sponsor to demonstrate that a medical device is substantially equivalent to another marketed device, termed a “predicate device,” that is legally marketed in the U.S. and for which a PMA was not required. A device is substantially equivalent to a predicate device if it has the same intended use and technological characteristics as the predicate; or has the same intended use but different technological characteristics, where the information submitted to the FDA does not raise new questions of safety and effectiveness and demonstrates that the device is at least as safe and effective as the legally marketed device. Under current FDA policy, if a predicate device does not exist, the FDA may make a risk-based determination based on the complexity and clinical utility of the device that the device is eligible for de novo 510(k) review instead of a requiring a PMA. The de novo 510(k) review process is similar to clearance of the 510(k) premarket notification, despite the lack of a suitable predicate device.

The FDA’s performance goal review time for a 510(k) notification is 90 days from the date of receipt, however, in practice, the review often takes longer. In addition, the FDA may require information regarding clinical data in order to make a decision regarding the claims of substantial equivalence. Clinical studies of diagnostic products are typically designed with the primary objective of obtaining analytical or clinical performance data. If the FDA believes that the device is not substantially equivalent to a predicate device, it will issue a “Not Substantially Equivalent” letter and designate the device as a Class III device, which will require the submission and approval of a PMA before the new device may be marketed. Under certain circumstances, the sponsor may petition the FDA to make a risk-based determination of the new device and reclassify the new device as a Class I or Class II device. Any modifications made to a device, its labeling or its intended use after clearance may require a new 510(k) notification to be submitted and cleared by FDA. Some modifications may only require documentation to be kept by the manufacturer, but the manufacturer’s determination of the absence of need for a new 510(k) notification remains subject to subsequent FDA disagreement.

The FDA has undertaken a systematic review of the 510(k) clearance process that includes both internal and independent recommendations for reform of the 510(k) system. The internal review, issued in August 2010, included a recommendation for development of a guidance document defining a subset of moderate risk (Class II) devices to include implantable, life-supporting or life-sustaining devices, called Class IIb, for which additional clinical or manufacturing data typically would be necessary to support a substantial equivalence determination. In the event that such new Class IIb sub-classification is adopted, we believe that most of the tests that we may pursue would be classified as Class IIa devices having the same requirements of the current Class II designation. In July 2011, the Institute of Medicine, or IOM, issued its independent recommendations for 510(k) reform. As the FDA receives public comment on the IOM recommendations and reconciles its plan of action to respond to both the internal and IOM recommendations, the availability of the 510(k) pathway for our diagnostic tests, and the timing and data burden required to obtain 510(k) clearance, could be adversely impacted. We cannot predict the impact of the 510(k) reform efforts on the development and clearance of our future diagnostic tests.

De Novo 510(k). If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because there is no predicate device to which it is substantially equivalent, and if the device may be adequately regulated through general controls or special controls, the device may be eligible for de novo classification through what is called the de novo review process. In order to use the de novo review process, a company must receive a letter from the FDA stating that, because the device has been found not substantially equivalent to a legally marketed Class I or II medical device or to a Class III device marketed prior to May 28, 1976 for which the FDA has not required the submission of a PMA application, it has been placed into Class III. After receiving this letter, we, within 30 days, must submit to the FDA a request for a risk based down classification of the device from Class III to Class I or II based on the device’s moderate or low risk profile which meets the definition of a Class I or Class II medical device. The FDA then has 60 days in which to decide whether to down classify the device. If the FDA agrees that a lower classification is warranted, it will issue a new regulation describing the device type and, for a Class II device, publish a Special Controls guidance document. The Special Controls guidance document specifies the scope of the device type and the recommendations for submission of subsequent devices for the same intended use. If a product is classified as Class II through the de novo review process, then that device may serve as a predicate device for subsequent 510(k) pre-market notifications.

Premarket approval. The PMA process is more complex, costly and time consuming than the 510(k) process. A PMA must be supported by more detailed and comprehensive scientific evidence, including clinical data, to demonstrate the safety and efficacy of the medical device for its intended purpose. If the device is determined to present a “significant risk,” the sponsor may not begin a clinical trial until it submits an investigational device exemption, or IDE, to the FDA and obtains approval from the FDA to begin the trial.

After the PMA is submitted, the FDA has 45 days to make a threshold determination that the PMA is sufficiently complete to permit a substantive review. If the PMA is complete, the FDA will file the PMA. The FDA is subject to a performance goal review time for a PMA of 180 days from the date of filing, although in practice this review time is longer. Questions from the FDA, requests for additional data and referrals to advisory committees may delay the process considerably. Indeed, the total process may take several years and there is no guarantee that the PMA will ever be approved. Even if approved, the FDA may limit the indications for which the device may be marketed. The FDA may also request additional clinical data as a condition of approval or after the PMA is approved. Any changes to the medical device may require a supplemental PMA to be submitted and approved.

Regulation of Pharmaceuticals or Combination Products. In the U.S., the FDA may determine that Serenz should be regulated as a combination product or as a drug. The sales and marketing of pharmaceutical products in the U.S. are subject to extensive regulation by the FDA. The FFDCA and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. generally involves:

•	completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice regulation;

•	submission to the FDA of an investigational new drug, or IND, application for human clinical testing which must become effective before human clinical trials may begin in the U.S.;

•	approval by an IRB at each clinical trial site before a trial may be initiated at the site;

•	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or GCP regulations, to establish the safety and efficacy of the proposed drug product for each intended use;

•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations, and for devices and device components, the FDA’s Quality Systems Regulation, or QSR, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	submission to the FDA of an NDA;

•	satisfactory review by an FDA advisory committee, if applicable; and

•	FDA review and approval of the NDA.

The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our future products will be granted on a timely basis, if at all. Pre-clinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places a trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Further, an independent IRB, covering each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials involve the administration of an investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive Phase 3 clinical trials.

Phase 3: These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product appears to be effective and has an acceptable safety profile, Phase 3 trials are undertaken in large patient populations to further evaluate dosage, to obtain additional evidence of clinical efficacy and safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites, to establish the overall risk-benefit relationship of the drug and to provide adequate information for the labeling of the drug.

Phase 4: In some cases, the FDA may condition approval of an NDA for a future product on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, CMC and proposed labeling, among other things.

For combination products, the FDA’s review may include the participation of both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health, which may complicate or prolong the review.

Before approving an NDA, the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP, and if applicable, QSR, requirements and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with GCP before approving an NDA.

After the FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter, or it may issue a Complete Response Letter, or CRL, to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the development of additional data or conduct of additional pre-clinical studies and clinical trials.

Continuing FDA Regulation

Devices. Under the medical device regulations, the FDA regulates quality control and manufacturing procedures by requiring us to demonstrate and maintain compliance with the quality system regulation, which sets forth the FDA’s current good manufacturing practices requirements for medical devices. The FDA monitors compliance with the quality system regulation and current good manufacturing practices requirements by conducting periodic inspections of manufacturing facilities. We could be subject to unannounced inspections by the FDA. Violations of applicable regulations noted by the FDA during inspections of our manufacturing facilities, or the manufacturing facilities of these third parties, could adversely affect the continued marketing of our tests.

The FDA also enforces post-marketing controls that include the requirement to submit medical device reports to the agency when a manufacturer becomes aware of information suggesting that any of its marketed products may have caused or contributed to a death, serious injury or serious illness or any of its products has malfunctioned and that a recurrence of a malfunction would likely cause or contribute to a death or serious injury or illness. The FDA relies on medical device reports to identify product problems and utilizes these reports to determine, among other things, whether it should exercise its enforcement powers. The FDA may also require postmarket surveillance studies for specified devices.

FDA regulations also govern, among other things, the preclinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices. In addition to compliance with good manufacturing practices and medical device reporting requirements, we will be required to comply with the FDCA’s general controls, including establishment registration, device listing and labeling requirements. If we fail to comply with any requirements under the FDCA, we could be subject to, among other things, fines, injunctions, civil penalties, recalls or product corrections, total or partial suspension of production, denial of premarket notification clearance or approval of products, rescission or withdrawal of clearances and approvals, and criminal prosecution. We cannot assure you that any final FDA policy, once issued, or future laws and regulations concerning the manufacture or marketing of medical devices will not increase the cost and time to market of new or existing tests. Furthermore, any current or future federal and state regulations also will apply to future tests developed by us.

If our promotional activities fail to comply with these FDA regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw a product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution.

Pharmaceuticals. Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug-device listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP or QSR requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP or QSR and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP or QSR compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market, though the FDA must provide an application holder with notice and an opportunity for a hearing in order to withdraw its approval of an application. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug and device products that are placed on the market. While physicians may prescribe drugs and devices for off label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

Advertising

Advertising of our tests is subject to regulation by the Federal Trade Commission, or FTC, under the FTC Act. The FTC Act prohibits unfair or deceptive acts or practices in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders and injunctions, which can require, among other things, limits on advertising, corrective advertising, consumer redress and restitution, as well as substantial fines or other penalties. Any enforcement actions by the FTC could have a material adverse effect our business.

HIPAA and Other Privacy Laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically. Covered Entities and their Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. Because we are a healthcare provider and we conduct certain healthcare transactions electronically, we are presently a Covered Entity, and we must have in place the administrative, physical, and technical safeguards required by HIPAA, HITECH and their implementing regulations. Additionally, some state laws impose privacy protections more stringent than HIPAA. Most of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We may perform future activities that may implicate HIPAA, such as providing clinical laboratory testing services or entering into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity.

If we or our operations are found to be in violation of HIPAA, HITECH or their implementing regulations, we may be subject to penalties, including civil and criminal penalties, fines, and exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations. HITECH increased the civil and criminal penalties that may be imposed against Covered Entities, their Business Associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

Our activities must also comply with other applicable privacy laws. For example, there are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain tissue samples and associated patient information could significantly impact our business and our future business plans.

Federal and State Billing and Fraud and Abuse Laws

Antifraud Laws/Overpayments. As participants in federal and state healthcare programs, we are subject to numerous federal and state antifraud and abuse laws. Many of these antifraud laws are broad in scope, and neither the courts nor government agencies have extensively interpreted these laws. Prohibitions under some of these laws include:

•	the submission of false claims or false information to government programs;

•	deceptive or fraudulent conduct;

•	excessive or unnecessary services or services at excessive prices; and

•	prohibitions in defrauding private sector health insurers.

We could be subject to substantial penalties for violations of these laws, including denial of payment and refunds, suspension of payments from Medicare, Medicaid or other federal healthcare programs and exclusion from participation in the federal healthcare programs, as well as civil monetary and criminal penalties and imprisonment. One of these statutes, the False Claims Act, is a key enforcement tool used by the government to combat healthcare fraud. The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, violations of the federal physician self-referral laws, such as the Stark laws discussed below, may also violate false claims laws. Liability under the False Claims Act can result in treble damages and imposition of penalties. For example, we could be subject to penalties of $5,500 to $11,000 per false claim, and each use of our product could potentially be part of a different claim submitted to the government. Separately, the HHS office of the Office of Inspector General, or OIG, can exclude providers found liable under the False Claims Act from participating in federally funded healthcare programs, including Medicare. The steep penalties that may be imposed on laboratories and other providers under this statute may be disproportionate to the relatively small dollar amounts of the claims made by these providers for reimbursement. In addition, even the threat of being excluded from participation in federal healthcare programs can have significant financial consequences on a provider.

Numerous federal and state agencies enforce the antifraud and abuse laws. In addition, private insurers may also bring private actions. In some circumstances, private whistleblowers are authorized to bring fraud suits on behalf of the government against providers and are entitled to receive a portion of any final recovery.

Federal and State “Self-Referral” and “Anti-Kickback” Restrictions

Self-Referral law. We are subject to a federal “self-referral” law, commonly referred to as the “Stark” law, which provides that physicians who, personally or through a family member, have ownership interests in or compensation arrangements with a laboratory are prohibited from making a referral to that laboratory for laboratory tests reimbursable by Medicare, and also prohibits laboratories from submitting a claim for Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. The Stark law contains a number of specific exceptions which, if met, permit physicians who have ownership or compensation arrangements with a testing laboratory to make referrals to that laboratory and permit the laboratory to submit claims for Medicare payments for laboratory tests performed pursuant to such referrals.

We are subject to comparable state laws, some of which apply to all payors regardless of source of payment, and do not contain identical exceptions to the Stark law. For example, we are subject to a North Carolina self-referral law that prohibits a physician investor from referring to us any patients covered by private, employer-funded or state and federal employee health plans. The North Carolina self-referral law contains few exceptions for physician investors in securities that have not been acquired through public trading, but will generally permit us to accept referrals from physician investors who buy their shares in the public market.

We have several stockholders who are physicians in a position to make referrals to us. We have included within our compliance plan procedures to identify requests for testing services from physician investors and we do not bill Medicare, or any other federal program, or seek reimbursement from other third-party payors, for these tests. The self-referral laws may cause some physicians who would otherwise use our laboratory to use other laboratories for their testing.

Providers are subject to sanctions for claims submitted for each service that is furnished based on a referral prohibited under the federal self-referral laws. These sanctions include denial of payment and refunds, civil monetary payments and exclusion from participation in federal healthcare programs and civil monetary penalties, and they may also include penalties for applicable violations of the False Claims Act, which may require payment of up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. Similarly, sanctions for violations under the North Carolina self-referral laws include refunds and monetary penalties.

Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, or PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes, effective March 23, 2010. Pursuant to the statutory amendment, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Sanctions for violations of the federal Anti-Kickback Statute may include imprisonment and other criminal penalties, civil monetary penalties and exclusion from participation in federal healthcare programs.

The OIG has criticized a number of the business practices in the clinical laboratory industry as potentially implicating the Anti-Kickback Statute, including compensation arrangements intended to induce referrals between laboratories and entities from which they receive, or to which they make, referrals. In addition, the OIG has indicated that “dual charge” billing practices that are intended to induce the referral of patients reimbursed by federal healthcare programs may violate the Anti-Kickback Statute.

Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. For example, North Carolina has an anti-kickback statute that prohibits healthcare providers from paying any financial compensation for recommending or securing patient referrals. Penalties for violations of this statute include license suspension or revocation or other disciplinary action. Other states have similar anti-kickback prohibitions.

Both the federal Anti-Kickback Statute and the North Carolina anti-kickback law are broad in scope. The anti-kickback laws clearly prohibit payments for patient referrals. Under a broad interpretation, these laws could also prohibit a broad array of practices involving remuneration where one party is a potential source of referrals for the other.

If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations. To the extent that any product we make is sold in a foreign country in the future, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. To reduce the risks associated with these various laws and governmental regulations, we have implemented a compliance plan. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

International Medical Device Regulations

International marketing of medical devices is subject to foreign government regulations, which vary substantially from country to country. The European Commission is the legislative body responsible for directives with which manufacturers selling medical products in the E.U. and the European Economic Area, or EEA, must comply. The E.U. includes most of the major countries in Europe, while other countries, such as Switzerland, are part of the EEA and have voluntarily adopted laws and regulations that mirror those of the E.U. with respect to medical devices. The E.U. has adopted directives that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the E.U. and EEA.

Outside of the E.U., regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of medical devices prior to granting marketing approval. For example, in China, approval by the SFDA, must be obtained prior to marketing an medical device. In Japan, approval by the MHLW following review by the Pharmaceuticals and Medical Devices Agency, or the PMDA is required prior to marketing an medical device. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter or less costly. The timeline for the introduction of new medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become more lengthy and costly over time.

U.S. Healthcare Reform

In March 2010, the PPACA was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Beginning in August 2013, the Physician

Payment Sunshine Act, enacted as part of PPACA, and its implementing regulations requires medical device manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to report this information to Centers for Medicare & Medicaid Services, or CMS, beginning in 2014. Various states have also implemented regulations prohibiting certain financial interactions with healthcare professionals or mandating public disclosure of such financial interactions. We may incur significant costs to comply with such laws and regulations now or in the future.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Employees

As of December 31, 2014, we had 12 full-time employees and 7 full-time or part-time consultants providing services to us. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Our principal facilities consist of office space in Redwood City, California, which also contains our final assembly and calibration facility for CoSense. We currently occupy approximately 6,000 square feet of office space under a sublease that expires in May 2015. Under the terms of our sublease, we have the option to renew our lease for the remainder of the master lease term, which expires June 20, 2018 (see Note 16).

Corporate and Available Information

Our principal corporate offices are located at 3 Twin Dolphin Drive, Suite 160, Redwood City, California 94065 and our telephone number is (650) 213-8444. We were incorporated in Delaware on August 25, 1999. Our internet address is www.Capnia.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the Securities Exchange Commission, or the SEC. Our SEC reports can be accessed through the Investor Relations section of our internet website. The information found on our internet website is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We are a developer of therapeutics and diagnostics with a limited operating history. Other than CoSense, which has received 510(k) clearance from the FDA and CE Mark certification in the E.U., we have no other products currently approved. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical device product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of December 31, 2014, we had an accumulated deficit of $71.0 million.

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

To date, we have not generated any revenues from commercial product sales, and have not generated sufficient revenues from licensing activities to achieve profitability. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including CoSense, Serenz, or any planned products that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from planned products also depends on a number of additional factors, including our ability to:

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

In addition, because of the numerous risks and uncertainties associated with product development, including that Serenz or any planned products may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or clinical trials in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for Serenz or any planned products, we anticipate incurring significant costs associated with commercializing these products.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

The commercialization of CoSense, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of December 31, 2014, we had approximately $8 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Our ability to successfully market CoSense and our future diagnostic products will depend on numerous factors, including:

•	the outcomes of clinical utility studies of such diagnostics in collaboration with key thought leaders to demonstrate our products’ value in informing important medical decisions such as treatment selection;

•	the success of the sales force which we have only begun to hire;

•	whether healthcare providers believe such tests provide clinical utility;

•	whether the medical community accepts that such tests are sufficiently sensitive and specific to be meaningful in patient care and treatment decisions; and

•	whether hospital administrators, health insurers, government health programs and other payors will cover and pay for such tests and, if so, whether they will adequately reimburse us.

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

In recent years, we have incurred significant costs in connection with the development of CoSense. For the year ended December 31, 2014, our research and development expenses were $2.2 million. We expect our expenses to increase for the foreseeable future, as we conduct studies of CoSense and continue to develop our planned products, including tests for nitric oxide and other analytes. We will also incur significant expenses to establish a sales and marketing organization, and to drive adoption of and reimbursement for our products. As a result, we need to generate significant revenues in order to achieve sustained profitability.

Serenz may not be approved for sale in the U.S., or in any territory outside of the E.U.

Neither we nor any future collaboration partner can commercialize Serenz in the U.S. without first obtaining regulatory approval for the product from the FDA. In the E.U., we previously obtained CE Mark certification, clearing the device for commercial sale. However, upon our license of the product to Block Drug Company, a wholly-owned subsidiary of GlaxoSmithKline, or GSK, we discontinued the contract manufacturing relationships that formed a key element of the CE Mark documentation. An application for revival of the CE Mark certification will need to be submitted to the Notified Body for approval prior to commercialization of Serenz in the E.U. Furthermore, neither we, nor any future collaboration partner, can commercialize Serenz in any country outside of the E.U. without obtaining regulatory approval from comparable foreign regulatory authorities. The approval route for Serenz in the U.S. may be through a device approval or a drug-device combination approval. If it is a device approval pathway, it may be either via the premarket approval, or PMA, process, a de novo 510(k) pathway, or traditional 510(k). Additional randomized, controlled clinical trials may be necessary to obtain approval. The approval process may take several years to complete, and approval may never be obtained. Before obtaining regulatory approvals for the commercial sale of Serenz for treatment of AR, we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned product is safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Serenz may not achieve the required primary endpoint in the clinical trial, and Serenz may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls are adequate. Additionally, the FDA may determine that Serenz should be regulated as a combination product or as a drug, and in that case, the approval process would be further lengthened.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, David D. O’Toole, our Chief Financial Officer, Anthony Wondka, our Vice President of Research and Development, Gina Phelps, our Vice President of Sales and Kristen Yen, our Vice President of Clinical & Regulatory. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our Chief Executive Officer, Chief Financial Officer, Vice President of Clinical & Regulatory, Vice President of Sales, and Vice President of Research and Development have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1,000,000 “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.

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

As of December 31, 2014, we had 12 employees and 7 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We are a party to intellectual property arrangements and expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, any licensor may have the right to terminate such agreements, in which event we may not be able to develop and market any product that is covered by such agreements. For example, we entered into an asset purchase agreement with BioMedical Drug Development, Inc., or BDDI, on May 11, 2010, pursuant to which we have ongoing payment obligations relating to CoSense. A breach of this agreement would therefore materially adversely affect our ability to commercialize CoSense as currently planned. BDDI has the right to terminate the agreement upon 60 days’ written notice in the event that we fail to make any royalty payment when due and do not remedy such failure after notice. Termination of this agreement, or reduction or elimination of our rights under it or any other agreement, may result in our having to negotiate new or reinstated arrangements on less favorable terms, or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business and financial condition.

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

If we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.

A product candidate that receives orphan drug designation can benefit from a streamlined regulatory process as well as potential commercial benefits following approval. Currently, this designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs. In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug.

We have applied for orphan drug designation from the FDA for our nasal, non-inhaled CO2 technology for the treatment of TN. If we seek orphan drug designations for this or other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

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

We intend to seek a distribution and marketing partner for CoSense outside the U.S. and may market planned products in international markets. We have obtained a CE Mark certification for CoSense and it is therefore authorized for sale in the E.U.; however, in order to market our planned products in Asia, Latin America and other foreign jurisdictions, we must obtain separate regulatory approvals.

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

Risks related to ownership of our securities

Our stock price may be volatile, and purchasers of our securities could incur substantial losses.

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since shares of our common stock were sold in our initial public offering, or IPO, in November 2014 at a price of $6.50 per unit, the reported high and low prices of our common stock have ranged from $4.04 to $1.02 through February 2, 2015. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of common stock sold in the IPO are freely tradable, without restriction, in the public market, except for any shares sold to our affiliates.

In connection with the IPO, we, our officers and directors and holders of 1% or more of our currently outstanding shares of common stock have agreed, subject to limited exceptions, not to sell or transfer any shares of common stock for 180 days after the date of pricing our IPO without the consent of Maxim Group LLC, or Maxim. However, Maxim may release these shares from any restrictions at any time. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of shares for future sale will have on the market price of our common stock.

Approximately 2,406,299 shares of common stock may be sold in the public market by existing stockholders after the date of pricing our IPO and an additional 4,362,807 shares of common stock may be sold in the public market by existing stockholders on or about 181 days after the date of the pricing our IPO, subject to volume and other limitations imposed under the federal securities laws. Sales of substantial amounts of our common stock in the public market after the pricing of our IPO, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through offerings of our common stock.

We have issued Series A warrants and Series B warrants to purchase a total of 3,795,000 shares of common stock in the IPO, each subject to adjustment. The Series B warrants include a cashless exercise feature that issues shares of common stock to the holders of Series B warrants without consideration in the event that the market price of our common stock is trading below $6.49 per share in the period between four and fifteen months after the IPO. As of February 2, 2015, based on our closing price of $1.69 per share, the Series B warrants would be cashless exercisable for an aggregate of approximately 14 million shares of our common stock. See Note 7 for additional information on the terms of our Series A warrants and Series B warrants.

We have also issued compensation warrants to the underwriters in the IPO to purchase an additional 82,500 shares of our common stock. In addition, as of December 31, 2014, we had outstanding options to purchase 1,072,011 shares of our common stock and additional outstanding warrants to purchase common stock issued prior to our IPO for an aggregate of 533,126 shares of our common stock. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to outstanding options. Shares covered by such registration statements upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act of 1933, as amended. The issuance or sale of such shares could depress the market price of our common stock.

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

Our executive officers, directors and stockholders own a majority of our outstanding common stock. Entities associated with Vivo Ventures and our Chairman, Ernest Mario, own approximately 60% of our common stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Although we have elected not to take advantage of the “controlled company” exemption to the corporate governance rules for NASDAQ-listed companies, for which we became eligible upon the closing of the IPO, we may in the future avail ourselves of this exemption, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Vivo Ventures and its affiliates hold more than 50% of our outstanding common stock. Because they control a majority of our outstanding voting power, we are a “controlled company” under the corporate governance rules for NASDAQ-listed companies and will not be required to have a majority of our board of directors be independent, nor will we be required to have a compensation committee or an independent nominating function. Although our current intention is to not avail ourselves of the controlled company exemption, we are eligible to do so because we have a stockholder with control over a majority of our outstanding common stock. If in the future we determine to avail ourselves of these corporate governance exemptions, under circumstances where the interests of our controlling stockholder may differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies, and our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management has devoted and will be required to continue to devote substantial time to new compliance initiatives.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the Securities and Exchange Commission, or SEC, and the rules and regulations of The NASDAQ Capital Market, or NASDAQ. The expenses that will be required in order to adequately prepare for being a public company will be material, and compliance with the various reporting and other requirements applicable to public companies will require considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits on coverage or incur substantial costs to maintain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees, or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404, beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2014, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion of the IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing for the IPO, we determined that material adjustments to various accounts were necessary, which required us to restate the financial statements for the year ended December 31, 2012, which had been previously audited by another independent audit firm. These adjustments leading to a restatement of those financial statements led us to conclude that we had a material weakness in internal control over financial reporting as of December 31, 2012. The material weakness that we identified was that we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. We also found that the weakness persisted through the year ended December 31, 2014.

This material weakness contributed to adjustments to previously issued financial statements principally, but not limited to, the following areas: equity accounting in connection with our issuance of Series A, B, and C convertible preferred stock and related warrants, and period-end cutoff for development-related expenses.

For a discussion of our remediation plan and the actions that we have executed during 2014, see Item 9a. We believe these steps, which are now fully implemented, have remediated the material weakness previously identified and have enhanced our internal control over financial reporting, as well as our disclosure controls and procedures. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

We have issued Series A warrants and Series B warrants to purchase a total of 4,899,710 shares. In the event that the market price of our common stock remains below $6.50 at any time between four and fifteen months after the issuance of the Series B warrants, the Series B warrants will become exercisable on a cashless basis for a number of common shares that increases as the market price of our common stock decreases, and exercisable at a discount to the price of our common stock at the time. This may result in a number of shares issued, pursuant to the cashless exercise of Series B warrants, significantly in excess of the original 2,449,605 shares. If the price of our common stock were to fall to $1.00 per share, the minimum share price necessary for continued listing on the NASDAQ Capital Market, at any time more than four months, and less than fifteen months, after the IPO, the number of shares for which the Series B warrants may be exercised would exceed 18 million shares. This would result in majority ownership of our common stock by Series B warrantholders, if all the Series B warrantholders exercised their warrants at that time. Under certain other circumstances, exercises of the Series A warrants and

Series B warrants may be on a cashless basis, resulting in dilutive issuance of common shares of the company without cash proceeds to the company.

As of December 31, 2014, options to purchase 1,072,011 shares of our common stock were issued and outstanding with a weighted average exercise price of $6.34 per share. As of December 31, 2014, options to purchase 578,889 of such shares are exercisable.

The sale or even the possibility of sale of the shares of common stock described above could substantially reduce the market price for our common stock or our ability to obtain future financing.

As our warrantholders exercise their warrants into shares of our common stock, our stockholders will be diluted, and certain features of the Series B warrants may substantially accelerate the issuance of dilutive shares.

The exercise of some or all of our warrants results in issuance of common shares that dilute the ownership interests of existing stockholders. Any sales of the common stock issuable upon exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the Series B warrants contain a provision that will allow exercise of these warrants for a number of shares that increases as the trading market price of our common stock decreases. The potential for such dilutive exercise of the Series B warrants may depress the price of our common stock regardless of our business performance, and could encourage short selling by market participants, especially if the trading price of our common stock remains below the IPO offering price in the period between four and fifteen months after the IPO.

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

We have listed our common stock and Series A warrants on the NASDAQ Capital Market. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, and market capitalization above certain specified levels. In particular, since we do not expect to become profitable for some time after the filing of this Annual Report on Form 10-K, there is a risk that our shareholders’ equity could fall below the $2.5 million level required by the NASDAQ Capital Market. If we fail to conform to the NASDAQ listing requirements on an ongoing basis, our common stock might cease to trade on the NASDAQ Capital Market exchange, and may move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by Pink OTC Markets, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ Capital Market.

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

The warrants offered as part of the units do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, following issuance of the warrants, Series A warrant holders may exercise their right to acquire the common stock and pay an exercise price of $6.49 per share prior to the expiration of the five-year term on November 12, 2019, after which date any unexercised Series A warrants will expire and have no further value. Series B warrant holders may exercise their right to acquire the common stock and pay an exercise price of $6.49 per share prior to the expiration of their 15-month term on February 12, 2016, after which date any unexercised Series B warrants will expire and have no further value. In certain circumstances, the Series A and Series B warrants may be exercisable on a cashless basis, and certain other circumstances may affect the number of shares into which the Series B warrants may be exercisable. Moreover, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their public offering price. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

•	our board of directors will be divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;

•	our board of directors will have the right to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on our board of directors;

•	our stockholders will not be able to act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by our board of directors, the chairman of our board, the chief executive officer or the president;

•	our certificate of incorporation will prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	future amendments of our certificate of incorporation and bylaws will require the approval of 66 2/3% of our outstanding voting securities;

•	our stockholders will be required to provide advance notice and additional disclosures in order to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors will be able to issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $0.6 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $0.2 million, in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities

Our headquarters are located at 3 Twin Dolphin Drive, Suite 160, Redwood City, California 94065, where we lease approximately 6,000 square feet of office space, under a sublease that expires in May 2015. Under the terms of our sublease, we have the option to renew our lease for the remainder of the master lease term, which expires June 30, 2018 (see Note 15).

We believe that the facilities that we currently lease are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased on commercially reasonable terms to accommodate any future growth.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since our IPO on November 18, 2014, our common stock is quoted on NASDAQ under the symbol “CAPN”, and our Series A warrants are quoted on NSADAQ under the symbol “CAPNW.” Our Series B warrants are not traded on a national securities exchange.

The following table sets forth the high and low sales prices per share of the common stock as reported on NASDAQ. Such quotations represent inter dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. Prior to the date of our IPO, there was no public market for our common stock. As a result, we have not set fourth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years.

Fiscal 2014	High	Low
Fourth Quarter (since November 18, 2014)	4.04	1.49

As of March 3, 2015, there were approximately 86 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2014, we issued the following unregistered securities:

•	On April 28, 2014, we: (i) issued and sold convertible promissory notes in the aggregate principal amount of $1,749,681.31 to existing stockholders or their affiliates; and (ii) issued and sold warrants to purchase shares of our capital stock to such existing stockholders or their affiliates.

•	On August 20, 2014, we: (i) issued and sold convertible promissory notes in the aggregate principal amount of $249,682.65 to existing stockholders or their affiliates; and (ii) issued and sold warrants to purchase shares of our capital stock to such existing stockholders or their affiliates.

•	On October 30, 2014, we also (i) issued and sold convertible promissory notes in the aggregate principal amount of $493,407.26 to existing stockholders or their affiliates; and (ii) issued and sold warrants to purchase shares of our capital stock to such existing stockholders or their affiliates.

•

On September 29, 2014, we established a line of credit in the amount of up to an aggregate of $0.1 million. Entities associated with Vivo Ventures, a stockholder and major investor that is also affiliated with Edgar Engleman, M.D., a member of our board of directors, will fund 70% of the line of credit, up to a maximum of $70,000. Dr. Ernest Mario, who is the Chairman of our board of directors, a stockholder and a major investor, will fund 30% of the line of credit, up to a maximum of $30,000.

Each drawdown on the line of credit will be funded by entities associated with Vivo Ventures and Dr. Mario in proportion to these commitment levels. The line of credit bears a fixed interest rate of 6% per annum simple interest. The line of credit has a two-year repayment term, with prepayment at our option with no penalty. The line of credit is unsecured and shall be payable out of cash received in our accounts receivable following commencement of our commercial sales, or upon the second anniversary of the loan date.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. The Registrant believes that these transactions were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

•	For the year ended December 31, 2014, we granted to officers, directors, employees, consultants and other service providers options to purchase an aggregate of 12,682 shares of common stock under our 2010 Equity Incentive Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. The Registrant believes that these transactions were exempt from the registration requirements of the Securities Act under Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

In November 2014, upon the closing of our IPO, all shares of our then-outstanding convertible preferred stock automatically converted into shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds

On November 18, 2014, we closed our IPO and issued 1,650,000 units, each of which consisted of one share of common stock, one Series A warrant and one Series B warrant, at an initial offering price of $6.50 per unit. In addition, we issued 247,500 Series A and Series B warrants to the underwriter under the terms of the over allotment provisions of the underwriter’s agreement. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-196635), which was declared effective by the SEC on November 12, 2014, and a registration statement on Form S-1 under Rule 462(b) of the Securities Act of 1933, as amended (File No. 333-200164), which was effective immediately upon filing on November 12, 2014. The sole book-running manager for the IPO was Maxim Group LLC with Dawson James Securities, Inc. being the co-manager. The aggregate offering price to the public for the shares sold in the IPO was $10.8 million. We received net proceeds from the IPO of approximately $8.0 million, after deducting underwriting discounts and commissions of approximately $0.8 million and expenses of approximately $2.0 million payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

We derived the statements of operations data for the fiscal years ended December 31, 2014 and 2013 and the balance sheets data as of December 31, 2014 and 2013 from our audited financial statements appearing elsewhere in this filing. The data should be read in conjunction with the financial statements, related notes, and other financial information included herein.

(in thousands except share and per share data)

	Year Ended December 31,
Statement of Operations Data:	2014	2013
Revenue	$—	$3,000
Expenses
Research and development	2,242	2,380
Sales and marketing	253	—
General and administrative	2,665	1,467

Total expenses	5,160	3,847

Operating income (loss)	(5,160)	(847)
Interest and other income (expense)
Interest income	1	2
Interest expense	(4,130)	(2,860)
Other income (expense), net	(4,586)	(2)

Net loss	$(13,875)	$(3,707)

Weighted average common shares outstanding
Basic and diluted	1,270,033	535,648

Net loss per share
Basic and diluted	$(10.92)	(6.92)

	December 31
Balance Sheet Data	2014	2013
Cash and cash equivalents	$7,957	$1,269
Working capital (deficit)	7,049	(12,655)
Total assets	8,396	1,587
Convertible promissory notes	—	13,992
Total stockholders’ equity (deficit)	(10,333)	(37,864)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” “plan,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Business Overview

We develop novel products based on our proprietary technology for precision metering of gas flow. Our first product, CoSense, aids in the detection of hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to long-term developmental disability. CoSense received initial 510(k) clearance for sale in the U.S. in the fourth quarter of 2012, with a more specific Indication for Use related to hemolysis in the first quarter of 2014 and received CE Mark clearance for sale in the E.U. in the third quarter of 2013. We initiated our commercialization of CoSense in October 2014 using our own sales efforts, and intend to direct a significant portion of the use of proceeds of the IPO to sales and marketing of CoSense. We may also apply our research and development efforts to additional products based on our Sensalyze Technology Platform, a portfolio of proprietary methods and devices which enables CoSense and can be applied to detect a variety of analytes in exhaled breath.

Prior to 2010, our efforts were primarily focused on development of therapeutics. We have previously obtained CE Mark certification in the E.U. for Serenz, an as-needed treatment for AR that has shown statistically significant improvements in AR symptoms in randomized, controlled Phase 2 clinical trials completed by us. We outlicensed Serenz to GSK in 2013, realizing revenue in the form of a non-refundable up-front payment of $3.0 million. In June 2014, the agreement terminated and GSK returned the licensed rights to Serenz back to us. We have no further monetary obligations to GSK related to the terminated agreement. We intend to engage in further research and development of Serenz prior to obtaining a partner for the final development and commercialization of the product.

In November, 2014, we completed our IPO, pursuant to which we issued 1,650,000 units (each unit consisting of one share of common stock, one Series A warrant and one Series B warrant) and received net proceeds of approximately $8.0 million, after deducting underwriting discounts and commissions and IPO related expenses. In connection with the completion of our IPO, all shares of convertible preferred stock converted into 865,429 shares of common stock and all of our convertible preferred stock warrants were converted into warrants to purchase 523,867 shares of common stock. In addition, the outstanding convertible notes and accrued interest issued during 2010 and 2012 converted into an aggregate of 3,165,887 shares of common stock. The outstanding convertible notes issued during April, August and October, 2014 converted into an aggregate of 552,105 units in the IPO.

Financial overview

Summary

We have not generated net income from operations, and, at December 31, 2013 and December 31, 2014, we had an accumulated deficit of $57.1 million and $71.0 million, respectively, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of CoSense and other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz. The GSK agreement terminated in June 2014, and we may not generate future licensing revenue. We may never be successful in commercializing our CoSense product or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Revenue recognition

We have thus far earned revenue primarily from a licensing agreement in connection with intellectual property created by us. We apply the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, to recognize revenue. We begin recognizing revenue when persuasive evidence of an arrangement exists, such as a contract or purchase order, delivery has occurred, no significant obligations with regard to implementation or integration exist, the fee is fixed or determinable, and collectability is reasonably assured.

Research and development expenses

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits, consultant fees, prototype expenses, certain facility costs and other costs associated with clinical trials, net of reimbursed amounts. Costs to acquire technologies to be used in research and development that have not reached technological feasibility, and have no alternative future use, are expensed to research and development costs when incurred.

Sales and marketing expenses

Sales and marketing expenses consist principally of personnel-related costs, professional fees for consulting expenses, and other expenses associated with commercial activities. We anticipate these expenses will increase significantly in future periods, reflecting the increased level of sales and marketing activity necessary for the commercial launch of CoSense.

General and administrative expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, insurance, rent, and other general operating expenses not otherwise included in research and development. We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure, other administrative expenses and increased professional fees associated with being a public reporting company.

Other income (expense), net

Other income (expense), net is primarily comprised of changes in the fair value of the stock warrant liabilities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 to our audited financial statements contained herein.

Series B Warrants

We account for the Series B warrants issued in connection with our IPO in accordance with the guidance in Accounting Standards Codification (ASC) 815-40. The warrants have a cashless exercise provision that allows for exercise of the warrants at any time between four and fifteen months after issuance, on a cashless basis for a number of common shares that increases as the market price of our common stock decreases, and exercisable at a discount to the price of our common stock at the time. The terms of the Series B warrants do not explicitly limit the potential number of shares, thereby the exercise of the B warrants could result in our obligation to deliver potentially unlimited number of shares upon settlement. As such, share settlement in not within our control and as provided under ASC 815-40, the warrants do not meet the criteria for equity treatment and are recorded as a liability. Accordingly, we classified the Series B warrants as liabilities at their fair market value at the date of the IPO and will re-measure the warrants at each balance sheet date until they are exercised or they expire. Any change in the fair value is recognized as other income (expense) in our statement of operations.

The fair value of the warrant liability was determined using a Monte Carlo simulation model. This model is dependent upon several variables such as the warrant’s term, exercise price, current stock price, risk-free interest rate estimated over the expected term, estimated volatility of our stock over the term of warrant and the estimated market price of our stock during the cashless exercise period. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies.

In addition to the Series B warrants, we issued Series A warrants in connection with our IPO, have other warrants issued prior to the IPO in connection with convertible debt and have other warrants classified as part of our permanent equity. Under ASC 815-40-35, we have adopted a sequencing policy that reclassifies contracts from equity to assets or liabilities for those with the latest inception date first. We have taken the position that the Series A warrants issued in the IPO have an earlier inception date than the Series B warrants issued as part of our IPO, and accordingly are treated as an equity instrument.

Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of latest inception date first until either all of the Series B warrants are settled or expire.

In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as December 31, 2014, to settle all existing commitments.

Research and development expense

Research and development costs are expensed as incurred. Research and development expense includes payroll and personnel expenses; consulting costs; external contract research and development expenses; and allocated overhead, including rent, equipment depreciation and utilities, and relate to both company-sponsored programs as well as costs incurred pursuant to reimbursement arrangements. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our intellectual property agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees to:

•	contract manufacturers in connection with the production of clinical trial materials;

•	contract research organizations and other service providers in connection with clinical studies;

•	investigative sites in connection with clinical studies;

•	vendors in connection with preclinical development activities; and

•	professional service fees for consulting and related services.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred. However, due to the nature of these estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activity.

Stock-based compensation expense

For the years ended December 31, 2013 and December 31, 2014 stock-based compensation expense was $38,417 and $345,435, respectively. As of December 31, 2013 and December 31, 2014 we had $8,287 and $539,087, respectively, of total unrecognized compensation expense, which we expect to recognize over a period of approximately 0.4 years and 3.88 years, respectively. The intrinsic value of all outstanding stock options as of December 31, 2014 was approximately $20,000. We expect to continue to grant equity incentive awards in the future as we continue to expand our number of employees and seek to retain our existing employees, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock options we grant to employees generally vest over four years.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•	Expected volatility: We calculate the estimated volatility rate based on a peer index of common stock of comparable companies.

•	Expected term: We do not believe we are able to rely on our historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term for use in estimating the fair value-based measurement of our options. Therefore, we have opted to use the “simplified method” for estimating the expected term of options.

•	Risk-free rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.

•	Expected dividend yield: We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

No employee options were granted in 2013. There were 12,683 options granted in February 2014 and 913,701 options granted in November 2014 to employees and directors in connection with the IPO. In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

Income Taxes

We use the liability method of accounting for income taxes, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount that will more likely than not be realized.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenues and expenses for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a deferred tax asset in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required.

We account for uncertainty in income taxes as required by the provisions of ASC Topic 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we should experience an ownership change, as defined, utilization of our federal and state net operating loss carryforwards could be limited.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,		Increase (decrease)
	2014	2013	Amount	Percentage
Revenue	$—	$3,000,000	$(3,000,000)	(100)%
Operating expenses:
Research and development	2,242,216	2,379,832	(137,616)	(6)%
Sales and marketing	252,359	—	252,359	100%
General and administrative	2,665,154	1,466,951	1,198,203	82%

Total	5,159,729	3,846,783	1,312,946	34%

Income (Loss) from operations	(5,159,729)	(846,783)	(4,312,946)	(509)%
Interest income	1,085	1,772	(687)	(39)%
Interest expense	(4,130,394)	(2,860,267)	(1,270,127)	(44)%
Other income (expense), net	(4,585,475)	(1,965)	(4,583,510)	N/A

Net loss	$(13,874,513)	$(3,707,243)	$(10,167,270)	(294)%

Revenue

No revenue was recognized in fiscal year ended December 31, 2014. The $3.0 million of revenue recognized in the fiscal year ended December 31, 2013 represented the revenue recognized from the non-refundable up-front payment pursuant to our license agreement with GSK.

Research and development expense

Research and development expense decreased $0.1 million for the fiscal year December 31, 2014, as compared to the same period in 2013. The decrease was primarily due to employee-related costs due to decreased headcount in 2014 versus 2013.

Sales and marketing expense

Sales and marketing expense increased $0.2 million for the fiscal year ended December 31, 2014, as compared to the same period in 2013. The increase was primarily due to the addition of the Vice President of Sales in June 2014 and commercial launch activities for CoSense.

General and administrative expense

General and administrative expense increased $1.2 million for the fiscal year ended December 31, 2014, as compared to the same period in 2013. The increase was primarily due to increases in consulting costs of $0.4 million, employee related expenses due to increased executive headcount of $0.1 million, stock compensation expense of $0.3 million and legal and accounting due to being a public company of $0.4 million in 2014 versus 2013.

Interest income

Interest income was not material and remained relatively consistent for both fiscal years ended December 31, 2013 and 2014.

Interest expense

Interest expense increased $1.3 million in the fiscal year December 31, 2014, as compared to the same period in 2013. This increase was primarily due to the write-off of the unamortized balance of the debt discount associated with the 2014 convertible notes as of November 18, 2014.

Other income (expense), net

Other expense increased $4.6 million for the fiscal year ended December 31, 2014, compared to the same period in 2013. This increase was due to an increase of $5.8 million in the fair value of the Series B warrant liability from November 18, 2014 to December 31, 2014, offset by a net decrease of $1.2 million in fair value of the preferred stock warrants. The preferred stock warrants were converted to common stock warrants upon the IPO.

Liquidity and Capital Resources

Since our inception and through November 18, 2014, we have financed our operations primarily through private placements of our equity securities and debt financing. On November 18, 2014, the Company completed its IPO, pursuant to which the Company issued 1,650,000 units (each unit consisting of one share of common stock, one Series A warrant and one Series B warrant) and received net proceeds of approximately $8.0 million, after deducting underwriting discounts and commissions and IPO related expenses. At December 31, 2014, we had cash and cash equivalents of $8.0 million, a majority of which is invested in a money market fund at an AAA-rated financial institution. We believe that, based on our current level of operations, our existing cash resources will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of Serenz and CoSense products. We may continue to require additional financing to develop our future products and fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We anticipate that we may need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress in the commercialization of our products and the generation of revenue from product sales;

•	the degree and rate of market acceptance of any products launched by us or future partners;

•	the cost of commercializing our products, including the costs of sales, marketing, and distribution;

•	the costs of developing our anticipated internal sales and marketing capabilities;

•	the cost of preparing to manufacture our products on a larger scale;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, our ability to attain commercial success with CoSense, or our other potential products, may be impaired. We may also be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies or future products or programs that we would prefer to develop and commercialize ourselves.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2014	2013
Cash Flows from Continuing Operations:
Net cash provided by (used in) operating activities	$(4,484,362)	$(885,218)
Net cash used in investing activities	(30,683)	(1,274)
Net cash provided by financing activities	11,202,985	—

Net increase (decrease) in cash and cash equivalents	$6,687,940	$(886,492)

Cash provided by (used in) operating activities

During the fiscal year ended December 31, 2014, net cash used in operating activities was $4.5 million, which was primarily due to the use of funds in our operations related to the development of our products. Net cash used in operating activities in the fiscal year ended December 31, 2013 was primarily due to the use of funds in our operations related to the development of our products, offset by the receipt of $3.0 million from GSK.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in equipment.

Cash provided by (used in) financing activities

During the fiscal year ended December 31, 2014, cash provided by financing activities was $11.2 million, consisting primarily of net proceeds of $2.5 from issuance of convertible promissory notes in April, August and October 2014 and proceeds of $10.7 million from the IPO, offset by IPO related expenses paid.

As of December 31, 2014, we had cash and cash equivalents of approximately $8.0 million. We believe that our cash resources are sufficient to meet our cash needs for at least the next 12 months.

Contractual obligations and commitments

As of December 31, 2014, we had lease obligations totaling $18,000 consisting of an operating lease for our operating facility. We signed a sublease in May 2014, which expires at the end of May 2015, for a new office space in Redwood City, California. The sublease is for one year from June 1, 2014, with an option to renew to June 2018 (See Note 15). We prepaid rent for the last four months of the initial lease term. Minimum payments under the agreement were $199,000 in 2014 and $18,000 in calendar 2015.

The following table summarizes our contractual obligations as of December 31, 2014.

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
	(in thousands)
Lease obligations	$18	$—	$—	$—	$18
Short term line of credit and interest(1)	102	—	—	—	102

Total	$120	$—	$—	$—	$120

(1)	Includes accrued and unpaid interest.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations tables above. We are also obligated to make certain payments of deferred compensation to management upon completion of certain types of transactions. As the amount and timing of such payments are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations tables above.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Guidance Update

Recently Adopted Accounting Guidance

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $8.0 million at December 31, 2014. These amounts were invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Series B Warrants

We have issued Series A warrants and Series B warrants to purchase a total of 4,899,210 shares. In the event that the market price of our common stock remains below $6.50 at any time between four and fifteen months after the issuance of the Series B warrants, the Series B warrants will become exercisable on a cashless basis for a number of shares of common stock that increases as the market price of our common stock decreases, and exercisable at no cost to the holder. This may result in a number of shares issued, pursuant to the cashless exercise of Series B warrants, significantly in excess of the original 2,449,605 shares. If the price of our common stock were to fall to $1.00 per share, the minimum share price necessary for continued listing on the NASDAQ Capital Market, at any time more than four months, and less than fifteen months, after the IPO, the number of shares of common stock for which the Series B warrants may be exercised would exceed 18 million shares. This would result in majority ownership of our common stock by Series B warrantholders, if all the Series B warrantholders exercised their warrants at that time. Under certain other circumstances, exercises of the Series A and Series B warrants may be on a cashless basis, resulting in dilutive issuance of common shares of the Company without cash proceeds to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Capnia, Inc.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Capnia, Inc.

We have audited the accompanying balance sheets of Capnia, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, convertible preferred stock and stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capnia, Inc., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 13, 2015

Capnia, Inc.

Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$7,956,710	$1,268,770
Restricted cash	20,000	20,000
Accounts receivable	—	149,605
Inventory	109,336	—
Prepaid expenses and other current assets	252,272	85,149

Total current assets	8,338,318	1,523,524
Long-term assets
Property and equipment, net	57,607	63,167

Total assets	$8,395,925	$1,586,691

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities
Accounts payable	$986,799	$57,721
Accrued compensation and other current liabilities	201,457	128,651
Line of credit and accrued interest	101,529	—
Convertible promissory notes and accrued interest	—	13,991,857

Total current liabilities	1,289,785	14,178,229
Long-term liabilities
Series B warrant liability	17,438,731	—
Convertible preferred stock warrant liability	—	1,464,877
Commitments (Note 9)
Convertible Preferred Stock
Series A convertible preferred stock, $0.001 par value, 40,000 shares authorized, 0 and 31,250 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively; (aggregate liquidation preference of $1,500,000)	—	1,500,000
Series B convertible preferred stock, $0.001 par value, 320,000 shares authorized, 0 and 119,140 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively; (aggregate liquidation preference of $6,862,939)	—	6,862,939
Series C convertible preferred stock, $0.001 par value, 1,500,000 shares authorized, 0 and 715,039 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively; (aggregate liquidation preference of $15,445,109)	—	15,445,109
Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares authorized at December 31, 2014 and 10,000,000 shares authorized at December 31, 2013; 6,769,106 and 535,685 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	6,769	536
Additional paid-in-capital	60,635,664	19,235,512
Accumulated deficit	(70,975,024)	(57,100,511)

Total stockholders’ deficit	(10,332,591)	(37,864,463)

Total liabilities and stockholders’ deficit	$8,395,925	$1,586,691

See accompanying notes to financial statements

Capnia, Inc.

Statements of Operations

	Fiscal Year Ended December 31,
	2014	2013
Revenue	$—	$3,000,000
Expenses
Research and development	2,242,216	2,379,832
Sales and marketing	252,359	—
General and administrative	2,665,154	1,466,951

Total expenses	5,159,729	3,846,783

Operating income (loss)	(5,159,729)	(846,783)
Interest and other income (expense)
Interest income	1,085	1,772
Interest expense	(4,130,394)	(2,860,267)
Other income (expense)	(4,585,475)	(1,965)

Net loss	$(13,874,513)	$(3,707,243)

Basic and diluted net loss per common share	$(10.92)	$(6.92)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	1,270,033	535,648

See accompanying notes to financial statements.

CAPNIA, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2013	31,250	$1,500,000	119,140	$6,862,939	715,039	$15,445,109	522,360	$522	$19,197,109	($53,393,268)	($34,195,637)
Vesting of restricted common stock	—	—	—	—	—	—	13,325	$14	$23,972	—	$23,986
Stock-based compensation	—	—	—	—	—	—	—	—	$14,431	—	$14,431
Net loss	—	—	—	—	—	—	—	—	—	($3,707,243)	($3,707,243)

Balances at December 31, 2013	31,250	$1,500,000	119,140	$6,862,939	715,039	$15,445,109	535,685	$536	$19,235,512	($57,100,511)	($37,864,463)
Stock-based compensation	—	—	—	—	—	—	—	—	$345,435	—	$345,435
Conversion of preferred stock to common stock in IPO	(31,250)	($1,500,000)	(119,140)	($6,862,939)	(715,039)	($15,445,109)	865,429	$865	$23,807,183	—	$23,808,048
Stock warrant liability reclassification	—	—	—	—	—	—	—	—	$1,220,718	—	$1,220,718
Issuance of common stock in IPO (net of discounts & commission of $861,948)	—	—	—	—	—	—	1,650,000	$1,650	$9,844,902	—	$9,846,552
Issuance of Series A & B warrants for overallotment exercise	—	—	—	—	—	—	—	—	$18,975	—	$18,975
Beneficial conversion feature in connection with related party convertible promissory notes	—	—	—	—	—	—	—	—	$1,723,984	—	$1,723,984
Conversion of 2010/2012 notes payable into common stock in IPO	—	—	—	—	—	—	3,165,887	$3,166	$15,406,944	—	$15,410,110
Conversion of 2014 notes payable into units in IPO	—	—	—	—	—	—	552,105	$552	$2,511,567	—	$2,512,119
Deferred IPO costs	—	—	—	—	—	—	—	—	($1,830,450)	—	($1,830,450)
Series B warrants treated as derivative liability	—	—	—	—	—	—	—	—	($11,649,106)	—	($11,649,106)
Net loss	—	—	—	—	—	—	—	—	—	($13,874,513)	($13,874,513)

Balances at December 31, 2014	0	0	0	0	0	0	6,769,106	$6,769	$60,635,664	($70,975,024)	($10,332,591)

See accompanying notes to financial statements

Capnia, Inc.

Statements of Cash Flows

	Fiscal Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,874,513)	$(3,707,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,516	42,114
Stock-based compensation expense	345,435	38,417
Loss on disposition of property and equipment	7,727	1,446
Change in fair value of stock warrants	4,578,232	105,320
Non-cash interest expense relating to convertible promissory notes & amortization of discount on notes	4,128,863	2,860,267
Non-cash interest expense relating to line of credit	1,529	—
Change in operating assets and liabilities:
Accounts receivable	149,605	(149,605)
Inventory	(109,336)	—
Other receivables	—	150,782
Prepaid expenses and other assets	(167,123)	(2,557)
Accounts payable	353,897	(161,803)
Accrued compensation & other current liabilities	72,806	(62,356)

Net cash used in operating activities	(4,484,362)	(885,218)

Cash flows from investing activities:
Purchase of property and equipment	(30,683)	(1,274)

Net cash used in investing activities	(30,683)	(1,274)

Cash flows from financing activities:
Proceeds from issuance of preferred stock warrants	1,946	—
Proceeds from issuance of convertible notes payable	2,490,781	—
Proceeds from line of credit	100,000	—
Proceeds from Initial Public Offering	10,727,475	—
Initial Public Offering costs paid	(2,117,217)	—

Net cash provided by financing activities	11,202,985	—

Net increase (decrease) in cash and cash equivalents	6,687,940	(886,492)

Cash and cash equivalents, beginning of period	1,268,770	2,155,262

Cash and cash equivalents, end of period	$7,956,710	1,268,770

Supplemental disclosures of noncash investing and financing information
Initial Public Offering costs accrued and included in Accounts Payable	$575,181	—

Issuance of restricted common stock in exchange for intellectual property	$—	$23,986

Beneficial conversion feature related to the warrants to purchase shares of convertible preferred stock in connection with convertible promissory notes	$1,723,984	—

Issuance of warrants for the purchase of convertible preferred stock in connection with notes payable	$966,978	—

2014 notes payable converted into units in the IPO	$2,512,119	—

2010/2012 notes payable converted into common stock in conjunction with IPO	$15,410,110	—

See accompanying notes to financial statements.

Capnia, Inc.

December 31, 2014

Notes to Financial Statements

Note 1. Description of Business

Capnia, Inc. (the “Company”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. The Company develops diagnostics and therapeutics based on its proprietary technology for precision metering of gas flow.

The Company’s first diagnostic product, CoSense®, aids in diagnosis of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to long-term developmental disability. CoSense received initial 510(k) clearance for sale in the U.S. in the fourth quarter of 2012, with a more specific Indication for Use related to hemolysis issued in the first quarter of 2014, and received CE Mark certification for sale in the European Union (“E.U.”) in the third quarter of 2013. The Company initiated commercialization of CoSense in October 2014 using its own sales efforts. In addition, the Company is applying its research and development efforts to additional diagnostic products based on its Sensalyze™ Technology Platform, a portfolio of proprietary methods and devices which enables CoSense and can be applied to detect a variety of analytes in exhaled breath.

The Company has also obtained CE Mark certification in the E.U. for Serenz™, a therapeutic product candidate for the treatment of symptoms related to allergic rhinitis (“AR”). The Company out licensed Serenz to Block Drug Company, a wholly-owned subsidiary of GlaxoSmithKline (“GSK”) in 2013, realizing revenue in the form of a non-refundable up-front payment of $3.0 million. In June 2014, the GSK agreement terminated and the licensed rights to Serenz were returned to the Company.

Initial Public Offering

On November 18, 2014, the Company completed its initial public offering (“IPO”), pursuant to which the Company issued 1,650,000 units (each unit consisting of one share of common stock, one Series A warrant and one Series B warrant) and received net proceeds of approximately $8.0 million, after deducting underwriting discounts and commissions and IPO related expenses. The following table summarizes the results of the Company’s IPO:

Transaction	Number of Units	Common Stock	Proceeds
Units Issued in IPO	1,650,000	1,650,000	$10,708,500
Issuance of A & B Warrants (overallotment to underwriters)	—	—	$18,975
Conversion of preferred Stock (one for one conversion ratio)	—	865,429	—
2010/2012 Convertible notes	—	3,165,887	—
2014 Convertible Notes	552,105	552,105	—

Totals	2,202,105	6,233,421	$10,727,475

In addition to the above, upon the completion of the IPO, the 2009, 2010 and 2012 preferred stock warrants were converted into warrants to purchase 523,867 shares of the Company’s common stock (see Note 6).

As part of the IPO, the Company issued 2,449,605 Series A warrants to purchase 2,449,605 shares of the Company’s common stock. The Company also issued 2,449,605 Series B warrants to purchase an adjustable number of shares of the Company’s common stock (see Note 7).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

Significant Risks and Uncertainties

The Company has experienced losses since its inception and, as of December 31, 2014, has an accumulated deficit of approximately $71.0 million and cash and cash equivalents of approximately $8.0 million. In 2013 the Company received payments totaling approximately $3.0 million pursuant to the license agreement with GSK pertaining to Serenz. This agreement terminated in June 2014, and the Company does not expect additional revenue to result from it. The Company plans to commercialize Serenz in the E.U. via a partnership or distributorship arrangements. In the U.S., the Company intends to determine the regulatory approval pathway for Serenz in dialogue with the FDA, and subsequently to seek partnership or distributorship arrangements for commercialization.

On November 18, 2014 the Company completed its IPO and received net proceeds of $8.0 million, after deducting underwriting discounts and commissions and IPO related expenses. On March 5, 2015 the Company received approximately $3.8M as a result of Series B warrant holders exercising warrants to purchase shares of the Company’s common stock.

The Company initiated its commercialization of CoSense starting in October of 2014, and will achieve profitability only if it can generate sufficient revenue from sales of the Company’s CoSense instruments and consumables, or from license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships. Although management has been successful in raising capital in the past, most recently in April 2014, August 2014, October 2014, November 2014 and March 2015, there can be no assurance that the Company will be successful, or that any needed financing will be available in the future at terms acceptable to the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at two commercial banks that management believes are of high credit quality. Cash and cash equivalents deposited with these commercial banks exceeded the Federal Deposit Insurance Corporation insurable limit at December 31, 2014 and 2013. The Company expects this to continue.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting, making operating decisions, and assessing financial performance. All long-lived assets are maintained in the United States of America.

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

Accounts Receivable

Accounts receivable as of December 31, 2013 consist of balances due from GSK pursuant to the license agreement executed in 2013. The Company did not record an allowance for doubtful accounts as this balance was deemed fully collectible.

Inventory

Inventory as of December 31, 2014 consist of raw materials to be used in the manufacture of CoSense monitors and single-use nasal cannulas. Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method.

Property and Equipment, Net

Property and equipment are stated at cost net of accumulated depreciation and depreciated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging.”

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to ASC 815).

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt, using the effective interest method (see Note 5).

Convertible Preferred Stock Warrant Liability

The Company has issued freestanding warrants to purchase shares of its convertible preferred stock. Prior to the IPO, the Company classified the fair value of these warrants as liabilities on the balance sheet as they corresponded to the treatment of the preferred stock as temporary equity. The Company accounted for the warrants as derivative instruments. Changes in the fair value of the warrants were presented separately as other income (expense) in the Company’s statements of operations for each reporting period. The Company used the Monte Carlo simulation model to determine the fair values of the warrants. As a result, the valuation of this derivative instrument is subjective because the option-valuation model requires the input of highly subjective assumptions, including the expected stock price volatility and the probability of a future occurrence of a fundamental transaction. Changes in these assumptions can materially affect the fair value estimate and, such impacts can, in turn, result in material non-cash charges or credits, and related impacts on earnings or loss per share, in the statements of operations. At the time of the IPO, all of the warrants to purchase preferred stock were exchanged for warrants to purchase common stock, that met the conditions necessary for equity classification and are therefore no longer subject to adjustment to fair value.

Series B Warrant Liability

The Company has issued Series B warrants to purchase shares of its common stock. In the event that the market price of the Company’s common stock falls below $6.50 at any time between March 12, 2015 and February 12, 2016, the Series B warrants will become exercisable on a cashless basis for a number of common shares that increases as the market price of the Company’s common stock decreases, and exercisable at a discount to the tracking price of the common stock at the time. The Company classified the fair value of these Series B warrants as liabilities on the balance sheet in accordance with the guidance in ASC 815-40. The Company accounted for the warrants as derivative instruments, as the value is derived from the performance of an underlying entity, the Company’s common stock. The Company used the Monte Carlo simulation model to determine the fair value of the warrants. As a result, the valuation of this derivative instrument is subjective because the option-valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate and, such impacts can, in turn, result in material non-cash charges or credits, and related impacts on earnings or loss per share, in the statements of operations. The Company recorded changes in fair value of the Series B warrants as a component of other income (expense).

In addition to the Series B warrants, the Company issued Series A warrants in connection with its IPO, has other warrants issued prior to the IPO in connection with convertible debt and has other warrants classified as part of its permanent equity. Under ASC 815-40-35, the Company adopted a sequencing policy that reclassifies contracts from equity to assets or liabilities for those with the latest inception date first. The Company has taken the position that the Series A warrants issued in the IPO have an earlier inception date than the Series B warrants issued as part of our IPO, and accordingly Series A warrants are treated as an equity instrument.

The Company will evaluate future issuance of securities as to reclassification as a liability under its sequencing policy of latest inception date first until either all of the Series B warrants are settled or expire.

In accordance with the guidance under ASC 815-40-25, the Company has determined that it has a sufficient number of authorized and unissued shares, to settle all existing commitments as of December 31, 2014.

Convertible Preferred Stock

At the time of the IPO, all outstanding shares of preferred stock converted into common stock at a conversion rate of one to one, and were reclassified to permanent equity.

Revenue Recognition

The Company recognized revenue during the year ended December 31, 2013 pursuant to its license agreement with GSK. The revenue was recognized because there was persuasive evidence of an arrangement, the price was fixed or determinable, and collectability was reasonably assured. The up-front payment for revenue recognized in 2013 was received prior to December 31, 2013 and was nonrefundable. No revenue was recognized during the year ended December 31, 2014. The agreement was terminated in the second quarter of 2014, and the Company does not have any further monetary obligations with respect to this agreement.

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

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, convertible preferred stock, convertible promissory notes, stock options and stock warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2014 and 2013, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share during the years ended December 31, 2014 and 2013:

	Fiscal Year Ended December 31,
	2014	2013
Net loss	$(13,874,513)	$(3,707,243)

Weighted-average shares used in computing basic and diluted net loss per common share	1,270,033	535,648
Basic and diluted net loss per common share	$(10.92)	$(6.92)

Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2014	2013
Convertible preferred stock	—	865,429
Warrants issued to 2010/2012 convertible note holders to purchase stock	523,867	Adjustable
Stock issuable upon conversion of convertible notes	—	Adjustable
Options to purchase common stock	1,072,011	239,606
Warrants issued in 2009 to purchase stock	9,259	9,259
Warrants issued to Underwriter to purchase common stock	82,500	—
Series A Warrants to purchase common stock	2,449,605	—
Series B Warrants to purchase common stock	Adjustable	—

Reverse Stock Split

The Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-12 reverse split of shares of the Company’s common stock and convertible preferred stock, and to change the total authorized number of common stock and convertible preferred stock, which amendment was filed with the Secretary of State of the State of Delaware on July 28, 2014. All issued and outstanding common stock, convertible preferred stock, options for common stock, warrants for preferred stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse split for all periods presented. All authorized common stock and convertible preferred stock numbers contained in the financial statements have been adjusted to reflect the modifications effected pursuant to the July 28, 2014 amendment to the Company’s amended and restated certificate of incorporation.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

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

Note 3. Fair Value of Financial Instruments

The carrying value of the Company’s cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the convertible promissory notes approximates their fair value.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$1,256,752	$1,256,752	$—	$—

Liabilities
Convertible preferred stock warrant liability	$1,464,877	$—	$—	$1,464,877

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$7,891,888	$7,891,888	$—	$—

Liabilities
Series B warrant liability	$17,438,731	$—	$—	$17,438,731

For the fiscal year ended December 31, 2013, the fair value measurement of the convertible preferred stock warrant liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The Company’s estimated fair value of the convertible preferred stock warrant liability is calculated using a Monte Carlo simulation and key assumptions including the probabilities of settlement scenarios, enterprise value, time to liquidity, risk-free interest rates, discount for lack of marketability and volatility (see Note 6). The estimates are based, in part, on subjective assumptions. Generally, increases or decreases in the fair value of the underlying convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability. In connection with the completion of the Company’s IPO in November 2014, all of the outstanding warrants to purchase convertible preferred stock converted into warrants to purchase shares of common stock and were reclassified to permanent equity.

For the fiscal year ended December 31, 2014, the fair value measurement of the Series B warrant liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The Company’s estimated fair value of the Series B warrant liability is calculated using a Monte Carlo simulation and key assumptions including the volatility, of the Company’s stock, expected dividend yield and risk-free interest rates (see Note 7). The estimates are based, in part, on subjective assumptions. Generally, increases or decreases in the trading price of the Company’s stock would result in a directionally opposite impact in the fair value measurement of the Series B warrant liability.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Furniture and fixtures	$170,811	$180,238
Computer hardware	27,555	27,555
Leasehold improvements	4,075	10,726

	$202,441	$218,519
Less accumulated depreciation and amortization	(144,834)	(155,352)

Total	$57,607	$63,167

Depreciation expense was $42,114 and $28,516 for the fiscal years ended December 31, 2013 and December 31, 2014, respectively.

Note 5. Related Party Convertible Promissory Notes

2010/2012 Convertible Promissory Notes

In 2010 and 2012 the Company entered into convertible promissory notes with various investors for a total principal amount of $10,200,413. These notes were collateralized by substantially all of the assets of the Company and bore interest at a compounded interest rate of 12% per annum. As of the completion of the IPO on November 18, 2014, the Company had $15,410,110 in aggregate principal amount and accrued interest outstanding under the 2010/2012 convertible promissory notes, which automatically converted into 3,165,887 shares of common stock in conjunction with the IPO based on a conversion price of $4.87 per share of common stock which represented the contractual conversion price of 75% of the price of common stock issued in the IPO. The Company incurred $2,860,267 and $1,416,554 of interest expense related to these notes in the years ended December 31, 2013 and December 31, 2014, respectively.

In connection with the 2010/2012 convertible promissory notes the Company issued warrants for the purchase of preferred stock (see Note 6).

2014 Convertible Promissory Notes

In April 2014, the Company entered into convertible promissory notes with various investors for a total principal amount of $1,747,681. These notes bore interest at the rate of 2% per annum in the event that the note is automatically converted into units, equal to one share of common stock and a warrant to purchase one share of common stock, upon the Company’s Contemplated IPO, prior to the maturity date of September 30, 2015. These notes automatically converted to units upon completion of the Company’s IPO based on a conversion price of $4.55 per unit, which represented the contractual conversion price of 70% of the price per unit issued in the IPO.

In connection with the April 2014 convertible notes, the Company issued a warrant for the purchase of preferred stock. The number of shares for which the warrant may be exercised is to be determined by dividing an amount equal to 25% of the unpaid principal by the exercise price prior to the expiration of this warrant. The exercise price for the warrant is 75% of the price per share of the next financing securities issued in the next financing or $16.20 per share if converted into the Series C preferred stock. The warrants are exercisable: (1) after the earlier of (a) the closing date of a next financing that occurs prior to the Company’s consummation of the IPO or (b) the note maturity date and (2) prior to the expiration of this warrant on the earlier of 10 years or the date of a qualified IPO. The estimated fair value of the warrants at issuance was determined to be $600,148, which was recorded as a debt discount and amortized using the effective interest method over the term of the convertible notes. The Company estimated the fair value of its preferred stock warrant liability at issuance utilizing a Monte Carlo simulation based on expected volatility range of 35%-60%, expected time to liquidity event of 1.50-5 years and risk-free interest rate range of 0.2-2.6%. The Company determined that these warrants met the conditions necessary for liability classification (see Note 6).

After allocating $600,148 to the warrants issued in connection with the April 2014 convertible notes as discussed above, the Company determined the intrinsic value of the beneficial conversion feature to be $1,347,406, which was recorded as a debt discount to the convertible notes and within additional paid-in capital. The debt discount was amortized using the effective interest rate method over the term of the convertible notes. The discount to convertible notes for the intrinsic value of the beneficial conversion feature embedded in debt instruments is based upon the differences between the fair value of the underlying preferred stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

In August 2014, the Company entered into convertible promissory notes with various investors for a total principal amount of $249,693. These notes bore interest at the rate of 2% per annum in the event that the note is automatically converted into units, equal to one share of common stock and a warrant to purchase one share of common stock, upon the Company’s Contemplated IPO, prior to the maturity date of September 30, 2015. These notes automatically converted to units upon completion of the Company’s IPO based on a conversion price of $4.55 per unit, which represented the contractual conversion price of 70% of the price per unit issued in the IPO.

In connection with the August 2014 convertible notes, the Company issued a warrant for the purchase of preferred stock. The number of shares for which the warrant may be exercised is to be determined by dividing an amount equal to 25% of the unpaid principal by the exercise price prior to the expiration of this warrant. The exercise price for the warrant is 75% of the price per share of the next financing securities issued in the next financing or $16.20 per share if converted into Series C preferred stock. The warrants are exercisable: (1) after the earlier of (a) the closing date of a next financing that occurs prior to the Company’s consummation of the IPO or (b) the note maturity date and (2) prior to the expiration of this warrant on the earlier of 10 years or the date of a qualified IPO. The estimated fair value of the warrants at issuance was determined to be $113,295, which was recorded as a debt discount and amortized using the effective interest method over the term of the convertible notes. The Company estimated the fair value of its preferred stock warrant liability at issuance utilizing a Monte Carlo simulation based on expected volatility range of 35%-60%, expected time to liquidity event of 1.25-5 years and risk-free interest rate of 0.2-2.26%. The Company determined that these warrants met the conditions necessary for liability classification (see Note 6).

After allocating $113,295 to the warrants issued in connection with the August 2014 convertible notes as discussed above, the Company determined the intrinsic value of the beneficial conversion feature to be $136,705, which was recorded as a debt discount to the convertible notes and within additional paid-in capital. The debt discount was amortized using the effective interest rate method over the term of the convertible notes. The discount to convertible notes for the intrinsic value of the beneficial conversion feature embedded in debt instruments is based upon the differences between the fair value of the underlying preferred stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

In October 2014, the Company entered into convertible promissory notes with various investors for a total principal amount of $493,407. These notes bore interest at the rate of 2% per annum in the event that the note is automatically converted into units, equal to one share of common stock and a warrant to purchase one share of common stock, upon the Company’s Contemplated IPO, prior to the maturity date of September 30, 2015. These notes automatically converted to units upon completion of the Company’s IPO based on a conversion price of $4.55 per unit, which represented the contractual conversion price of 70% of the price per unit issued in the IPO.

In connection with the October 2014 convertible notes, the Company issued a warrant for the purchase of preferred stock. The number of shares for which the warrant may be exercised is to be determined by dividing an amount equal to 25% of the unpaid principal by the exercise price prior to the expiration of this warrant. The exercise price for the warrant is 75% of the price per share of the next financing securities issued in the next financing or $16.20 per share if converted into the Series C preferred stock. The warrants are exercisable: (1) after the earlier of (a) the closing date of a next financing that occurs prior to the Company’s consummation of the IPO or (b) the note maturity date and (2) prior to the expiration of this warrant on the earlier of 10 years or the date of a qualified IPO. The estimated fair value of the warrants at issuance was determined to be $253,535, which was recorded as a debt discount and amortized using the effective interest method over the term of the convertible notes. The Company estimated the fair value of its preferred stock warrant liability at issuance utilizing a Monte Carlo simulation based on expected volatility range of 35%-60%, expected time to liquidity of event of 1.0 years-5 years and risk-free interest rate of 0.2-2.26%. The Company determined that these warrants met the conditions necessary for liability classification. (See Note 6).

After allocating $253,535 to the warrants issued in connection with the October 2014 convertible notes as discussed above, the Company determined the intrinsic value of the beneficial conversion feature to be $239,872, which was recorded as a debt discount to the convertible notes and within additional paid-in capital. The debt discount was amortized using the effective interest rate method over the term of the convertible notes. The discount to convertible notes for the intrinsic value of the beneficial conversion feature embedded in debt instruments is based upon the differences between the fair value of the underlying preferred stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

In relation to the April, August and October 2014 convertible notes payable, the Company recognized interest expense through November 18, 2014 of $21,348. The Company recorded interest expense in connection with the amortization of the debt discount through November 18, 2014 of $835,509. In addition, the Company recorded interest expense of $1,855,452 related to the write-off of the unamortized portion of the debt discount upon the conversion of the notes upon the date of the IPO.

Prior to the completion of the IPO on November 18, 2014, the Company had $2,512,119 in aggregate principal amount and accrued interest outstanding under the April, August and October 2014 convertible promissory notes. The 2014 convertible promissory notes automatically converted into units of common stock and warrants issued in the IPO. Based on the IPO price of $6.50 per unit, the April, August and October 2014 convertible promissory notes automatically converted into 552,105 units (which consisted of 552,105 shares of common stock, Series A warrants to purchase 552,105 shares of common stock, and Series B warrants to purchase 552,105 shares of common stock).

Note 6. Convertible Preferred Stock Warrants

In 2010 and 2012, in conjunction with the related party convertible note financings, the Company issued preferred stock warrants. The number of shares for which the warrant may be exercised is to be determined by dividing an amount equal to 25% of the unpaid principal by (a) 75% of the price per share of the equity securities issued in the next round of equity financing under certain conditions or (b) if converting into Series C preferred stock, $16.20 per share. The exercise price for the warrant is 75% of the price per share of equity securities issued in such financing or $16.20 per share if converted into the Series C preferred stock. The warrants are immediately exercisable and will expire 10 years from the original issuance date. The Company re-measured the associated fair value of the convertible preferred stock warrant liability at each reporting period.

As of December 31, 2013, the Company used a Monte Carlo simulation to calculate the fair value of its convertible preferred stock warrant liability using the following inputs:

December 31, 2013
Volatility	38% - 47%
Expected Term (years)	0.75 - 2.00
Expected dividend yield	0.0%
Risk-free rate	0.12% - 0.38%

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

The Company changed the methodology described above to calculate the fair value of its preferred stock warrant upon the IPO, as all of preferred stock warrants converted into warrants to purchase shares of common stock and the IPO was completed. The Company used a Black Scholes model to calculate the value of these warrants on November 18, 2014 using the following inputs:

November 18, 2014
Volatility	61% - 71.2%
Contractual Term (years)	4.5 - 7.5
Expected dividend yield	0.0%
Risk-free rate	1.50% - 2.09%
Stock Price	$4.00
Exercise Price	$4.87 - $21.60

As of December 31, 2013 and November 18, 2014 (IPO date), outstanding convertible preferred stock warrants consisted of:

Issuance date	Contractual Term	Exercise price per share	Number of shares underlying warrant	Fair Value at December 31, 2013	Fair Value at November 18, 2014
January 2009	10 years	$21.60	9,259	$42,444	2,911
2010/2012	10 years	Adjustable	Adjustable	1,422,433	1,217,808

Total				$1,464,877	1,220,719

The decrease in the fair value of the 2009 and 2010/2012 warrants between 12/31/2013 and the IPO date of $244,151 was recorded as other income during the year ended December 31, 2014. In connection with the completion of the Company’s IPO, the 2009 and 2010/2012 outstanding warrants to purchase convertible preferred stock converted into warrants to purchase 523,867 shares of the Company’s common stock with an exercise price of $4.87 and are no longer subject to adjustment to fair value as they were reclassified to permanent equity upon conversion.

In addition to the above, the preferred stock warrants that were issued in connection with the Company’s 2014 convertible promissory notes expired upon the IPO. The fair value of the preferred stock warrant liability related to the 2014 notes was derecognized as a liability and accordingly the Company recorded a gain of $967,234 as other income during the year ended December 31, 2014.

As of December 31, 2013 all warrants issued by the Company prior to the IPO were issued to related parties consisting of investors and the Chairman of the Board.

Upon the IPO, the January 2009 warrants became exercisable for 9,259 of the Company’s common stock, with an exercise price of $21.60.

Note 7. Series A Warrants and Series B Warrants

Series A Warrants

The Company has issued Series A warrants to purchase shares of its common stock at an exercise price of $6.49 per share. The Series A warrants are exercisable prior to the expiration of the five-year term on

November 12, 2019. Pursuant to the terms of the Series A warrant agreement, the Company is not obligated to settle the exercise of the A warrants in cash under any circumstances. Upon the completion of the IPO, the Series A warrants started trading on the NASDAQ under the symbol CAPNW. The total proceeds from the issuance of the Series A warrants in the IPO was $9,488.

Upon completion of the Company’s IPO on November 18, 2014, the 2014 convertible promissory notes automatically converted into 552,105 units (which consisted of 552,105 shares of common stock, Series A warrants to purchase 552,105 shares of common stock and Series B warrants to purchase 552,105 shares of common stock). In addition, the Company issued 1,897,500 Series A warrants in connection with its IPO. The value of the Series A warrants exercisable for 2,449,605 shares of common stock as of November 18, 2014 were classified as permanent equity.

Series B Warrants

The Company has issued Series B warrants to purchase shares of its common stock. In the event that the market price of the Company’s common stock falls below $6.50 at any time between March 12, 2015 and February 12, 2016, the Series B warrants will become exercisable on a cashless basis for a number of common shares that increases as the market price of the Company’s common stock decreases, and exercisable at a discount to the tracking price of the common stock at the time. The total proceeds from the issuance of the Series B warrants in the IPO was $9,488.

The Company accounts for the Series B warrants in accordance with the guidance in ASC 815-40. The terms of the Series B warrants do not explicitly limit the potential number of shares, thereby the exercise of the B warrants could result in the Company’s obligation to deliver a potentially unlimited number of shares upon settlement. As such, share settlement is not considered to be within the control of the Company and as provided under ASC 815-40, the warrants do not meet the criteria for equity classification and are recorded as a liability. Accordingly, the Company classified the Series B warrants as liabilities at their fair value at the date of the IPO and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s statement of operations.

As of November 18, 2014 and December 31, 2014, the Company used a Monte Carlo simulation to calculate the fair value of its Series B warrant liability. This model is dependent upon several variables such as the warrant’s term, exercise price, current stock price, risk-free interest rate estimated over the contractual term, estimated volatility of our stock over the term of warrant and the estimated market price of our stock during the cashless exercise period. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies. The Company used the following inputs:

	November 18, 2014	December 31, 2014
Volatility	55.1%	60.2%
Expected Term (years)	1.25	1.1
Expected dividend yield	0.0%	0.0%
Risk-free rate	0.20%	0.26%

In addition to the assumptions above, the Company’s estimated fair value of the Series B warrant liability is calculated using other key assumptions. Management, with the assistance of an independent valuation firm, makes these subjective determinations based on available current information; however, as such information changes, so might management’s determinations and such changes could have a material impact of future operating results.

As of November 18, 2014 and December 31, 2014, the outstanding Series B warrants and fair market values were:

Issuance date	Contractual Term	Exercise price per share	Number of warrants	Shares underlying warrants	Fair Value at November 18, 2014	Fair Value at December 31, 2014
November 2014	15 months	Adjustable	2,449,605	Adjustable	$11,649,106	$17,438,731

The increase in the fair value of the Series B warrants between the IPO date and 12/31/2014 of $5,789,625 was recognized as an other expense during the year ended December 31, 2014.

In addition to the Series B warrants, the Company issued Series A warrants in connection with its IPO, has other warrants issued prior to the IPO in connection with convertible debt and has other warrants classified as part of its permanent equity. Under ASC 815-40-35, the Company has adopted a sequencing policy that reclassifies contracts from equity to assets or liabilities for those with the latest inception date first. The Company has taken the position that the Series A warrants issued in the IPO have an earlier inception date than the Series B warrants issued as part of its IPO, and accordingly are treated as an equity instrument.

In accordance with the guidance under ASC 815-40-25, the Company has evaluated that it has a sufficient number of authorized and unissued shares, to settle all existing commitments as of December 31, 2014.

Note 8. Line of Credit

On September 29, 2014, the Company established a line of credit in the amount of up to $0.1 million. The line of credit bears a fixed interest rate of 6.0% per annum simple interest. The line of credit has a two-year repayment term, with prepayment at the Company’s option with no penalty. The line of credit shall be payable out of cash received in the Company’s accounts receivable following the commencement of commercial sales.

In October, 2014, the Company drew down the full amount of $0.1 million provided for by the line of credit.

Note 9. Commitments

Facility Leases

The Company leases its headquarters facility under a non-cancelable operating lease agreement set to expire the end of May 2015. The Company previously leased two other facilities under non-cancelable operating lease agreements that expired in January 2014 and May 2014, respectively. Rent expense was $304,000 and $230,000 during the fiscal years ended December 31, 2013 and December 31, 2014, respectively.

As of December 31, 2014, the Company’s future minimum commitment under the non-cancelable operating lease is approximately $18,000.

Product Development Agreement

In 2010 the Company entered into an asset purchase agreement with BioMedical Drug Development, Inc. Pursuant to the agreement, the Company made a payment of $150,000 for the acquisition of intellectual property which the Company used to develop its product, CoSense. As part of the terms of the agreement, the Company is contingently committed to make development and sales-related milestone payments of up to $200,000 under certain circumstances, as well as single-digit-percentage royalties relating to potential planned product sales of CoSense. The amount, timing and likelihood of these payments are unknown, as they are dependent on the occurrence of future events that may or may not occur. During the fiscal years ended December 31, 2013 and December 31, 2014, the Company made no payments and incurred no liabilities in connection with the agreement, and there are no outstanding payments due as of December 31, 2013 and December 31, 2014.

Note 10. Capital Stock

Common Stock:

The Company is authorized to issue 100,000,000 shares of common stock as of December 31, 2014 with a par value of $0.001 per share. As of December 31, 2013 and December 31, 2014, the Company had 535,685 and 6,769,106 shares, respectively, of common stock issued and outstanding.

Upon the completion of the IPO on November 18, 2014, the 6,769,106 shares of common stock issued and outstanding consisted of the following:

Legacy Shareholders	535,685
Issued in connection with the IPO	1,650,000
Issued upon conversion of the 2014 convertible notes	552,105
Issued upon conversion of the 2010/2012 convertible notes	3,165,887
Issued upon conversion of the preferred stock	865,429

Total	6,769,106

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of all classes of stock outstanding. The holders of common stock, voting as a separate class, are entitled to elect one member of the Board of Directors.

Convertible Preferred Stock:

The Company is authorized to issue 1,860,000 shares of convertible preferred stock. The shares outstanding as of December 31, 2013 and December 31, 2014 are as follows:

			Shares Outstanding
Series	Par Value	Shares Authorized	December 31, 2013	December 31, 2014
A	$0.001	40,000	31,250	—
B	0.001	320,000	119,140	—
C	0.001	1,500,000	715,039	—

		1,860,000	865,429	—

In connection with the completion of the Company’s IPO on November 18, 2014, all shares of convertible preferred stock converted into 865,429 shares of common stock at a conversion ratio of one to one.

Note 11. Stock Option Compensation

Stock Option Plan

The Company has adopted the 1999 Incentive Stock Plan, the 2010 Equity Incentive Plan, and the 2014 Equity Incentive Plan (together, the Plans). The 1999 Incentive Stock Plan expired in 2009, and the 2010 Equity Incentive Plan has been closed to new issuances. Therefore, the Company may issue options to purchase shares of common stock to employees, directors, and consultants only under the 2014 Equity Incentive Plan. Options granted under the 2014 Plan may be incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees and directors. NSOs may be granted to employees, directors, advisors, and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price.

Options are to be granted at an exercise price not less than fair value for an ISO or 85% of fair value for an NSO. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of four years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.

The Company recognized stock-based compensation expense related to options granted to employees for the fiscal years ended December 31, 2013 and 2014 of $38,417 and $345,435, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements as of December 31, 2013 and December 31, 2014.

Stock compensation expense was allocated between departments as follows

	Year ended
	December 31, 2014	December 31, 2013
Research & Development	$64,020	$14,431
Sales & Marketing	$8,335	—
General & Administrative	$273,080	$23,986

Total	$345,435	$38,417

The Company did not grant any stock options and no options were exercised during the year ended 12/31/2013. The Company granted options to purchase 926,384 of the Company’s common stock in 2014. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2014:

Year Ended December 31, 2014
Expected life (years)	5.8 - 6.1
Risk-free interest rate	1.6 - 1.8%
Volatility	43% - 59%
Dividend rate	0%

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

The following table summarizes stock option transactions for the years ended December 31, 2013 and December 31, 2014 as issued under the Plans:

	Options Available	Number of Shares	Average Exercise Price	Weighted Average Grant Date Fair Value Per Option
Balances, December 31, 2013	124,824	239,606	3.36
2014 Plan authorized	1,437,165
Closed 2010 Plan	(123,523)
Granted	(926,384)	926,384	7.15	$1.03
Forfeited	93,979	(93,979)	6.75	$1.03

Balances, December 31, 2014	606,061	1,072,011	6.34

At December 31, 2013 and at December 31, 2014, there were 232,302 and 578,889 options to purchase shares, respectively, vested with a weighted-average exercise price of $3.36 and $5.58 per share, respectively, a weighted average contractual life of 3.86 and 7.46 years, respectively and a weighted average grant date fair value per option of $0.1 and $0.66, respectively. As of December 31, 2014, the outstanding stock options had an intrinsic value of $20,228. The weighted average remaining contractual term of the outstanding options was 8.67 years as of December 31, 2014.

Future stock-based compensation for unvested employee options granted and outstanding as of December 31, 2014 is approximately $539,087 to be recognized over a remaining requisite service period of 3.88 years.

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

Note 12. GSK License Agreement

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

Note 13. Income Taxes

Due to net losses in 2014 and 2013, the Company had no material current, deferred, or total income tax expense in the years ended December 31, 2014 and 2013. A reconciliation of income tax expense with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Years Ended December 31,
	2014	2013
Tax on the loss before income tax expense computed at the federal statutory rate of 34%	$(4,717,063)	$(1,260,190)
State tax (benefit) at statutory rate, net of federal benefit	(13,020)	43,265
Change in Valuation Allowance	1,578,347	779,869
Change in research and development credits	316,311	(71,856)
Change in fair value of warrants	2,960,766	—
Other	(125,341)	508,912

Income tax expense	$—	$—

Effective income tax rate	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2014 and 2013:

	December 31,
	2014	2013
Current Deferred Tax Assets:
Accruals	$71,953	$36,571
Non-Current Deferred Tax Assets:
Net Operating Loss Carryforwards	22,125,807	20,124,059
Research and development credits	1,345,833	1,792,798
Intangible Assets	46,784	48,733
Fixed Assets	(10,505)	(636)

Total Non-Current Deferred Tax Assets	23,507,919	21,964,954

Total Deferred Tax Assets	23,579,872	22,001,525

Valuation Allowance	(23,579,872)	(22,001,525)

Net Deferred Tax Assets	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that such assets will not be realized. The valuation allowance increased by $1,578,347 from December 31, 2013 to December 31, 2014 primarily due to the generation of current year net operating losses and research and development credits claimed.

As of December 31, 2014, the Company had $56,626,541 of federal and $ 49,238,708 of state net operating loss, respectively, available to offset future taxable income. The federal net operating loss carryforwards begins to expire in 2019 and the state net operating loss carryforwards will begin to expire in 2015, if not utilized. As of December 31, 2014, the Company also had $1,298,450 of federal and $ 945,710 of state research and development credit carryforwards, respectively. The federal research and development credit carryforward begins to expire in 2024 and the state research and development credit can be carryforward indefinitely.

In addition, the use of net operating loss and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code in certain situations where changes occur in the stock ownership of a company. In the event that the Company has had a change in ownership, utilization of the carryforwards could be restricted.

The following tables summarize the activities of gross unrecognized tax benefits:

	December 31,
	2014	2013
Beginning balance	—	—
Increase related to prior year tax positions	628,383	—
Decreases related to prior year tax positions	—	—
Increase related to Current year tax positions	44,864	—
Decreases related to current year tax positions	—	—

Ending Balance	$673,247	—

The amount of unrecognized tax benefits that would impact the effective tax rate were approximately none and none as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, $673,248 of unrecognized tax benefits would be offset by a change in valuation allowance.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax carryforward exists. FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset except in certain circumstances the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance during the year ended December 31, 2014 and presented its unrecognized tax benefit as a reduction of deferred tax assets as of December 31, 2014.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. In the U.S. federal jurisdiction, tax years 1999 forward remain open to examination, and in the state tax jurisdiction, years 2004 forward remain open to examination.

As a result of the expiration of the Company’s net operating loss carry-forwards, the Company has adopted the provisions set forth in FASB ASC Topic 740, to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of income tax expense in the Company’s financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has no material unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2014. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.

Note 14. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. To date, the Company has not made any matching contributions.

Note 15. Subsequent Events

On January 9, 2015, the Company entered into an agreement with Lucile Packard Foundation for Children’s Health, a charitable organization, to provide gifts totaling $210,000 during 2015. The purpose of the donation is to provide unrestricted support of the translational research efforts for Neonatal-Perinatal and Developmental Medicine under the direction of Dr. Vinod Bhutani. A portion of the funds may be provided to Beaumont Children’s Hospital, Royal Oak, MI; Albert Einstein Medical Center, Philadelphia, PA and McKay Dee Hospital & Intermountain Medical Center, Ogden, UT for research efforts provided by these collaborators.

On February 2, 2015, the Company signed an amendment to its current lease agreement, extending the lease through June 2018. The amendment provides for monthly lease payments of $21,719 for the first year starting in June 2015, with modest increases in the following two years.

On March 5, 2015, the Company entered into separate agreements with certain holders of the Company’s Series B warrants, who agreed to exercise their Series B warrants to purchase an aggregate of 589,510 shares of the Company’s common stock at an exercise price of $6.50 per share, resulting in gross proceeds to the Company of approximately $3.8 million. In connection with this exercise of the Series B warrants, the Company issued to each investor who exercised Series B warrants, new Series C warrants for the number of shares of the Company’s common stock underlying the Series B warrants that were exercised. Each Series C warrant will be exercisable at $6.25 per share and will expire on March 5, 2020. The new Series C warrants are exercisable into 589,510 shares of the Company’s common stock.

The Company intends to offer all remaining holders of Series B warrants, through a formal tender/registered exchange offer, the opportunity to exercise the Series B warrants held by them and receive Series C warrants with the same terms indicated above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our audit committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2014. We reviewed the results of management’s assessment with our Audit Committee.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.

In connection with our preparation for the IPO which closed on November 18, 2014, we concluded that there was a material weakness in our internal control over financial reporting that caused the restatement of our previously issued financial statements as of and for the year ended December 31, 2012 and the deficiencies extended through the year ended December 31, 2014. The material weakness we identified related to not maintaining sufficient compliment of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements.

Management’s Remediation Activities

With the oversight of senior management and our audit committee, we executed the implementation of remediation steps in 2014, which continued in 2015. These efforts focused on (i) the hiring of a Chief Financial Officer on July 7, 2014 with technical accounting and financial reporting experience; (ii) the implementation of improved accounting and financial reporting procedures, to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including, but not limited to, those regarding proper financial statement classification, recognition of accruals to ensure proper period-end cutoff of expenses and assessing more judgmental areas of accounting, and (iii) utilizing outside technical accounting consultants when necessary.

We believe these steps, which were fully implemented as of the date of the filing of this 10-K, have remediated the material weakness previously identified and have enhanced our internal control over financial reporting, as well as our disclosure controls and procedures. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Management’s Remediation Activities,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, even if determined effective and no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives to prevent or detect misstatements. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item to our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

The information required by this item to our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K

2	Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPNIA, INC.

Date: March 13, 2015	By:	/S/ ANISH BHATNAGAR

President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Anish Bhatnagar and David O’Toole, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANISH BHATNAGAR Anish Bhatnagar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015

/S/ DAVID D. O’TOOLE David D. O’Toole	Chief Financial Officer (Principal Financing and Accounting Officer)	March 13, 2015

/S/ ERNEST MARIO Ernest Mario	Chairman	March 13, 2015

/S/ EDGAR G. ENGLEMAN Edgar G. Engleman	Director	March 13, 2015

/S/ STEINAR J. ENGELSEN Steinar J. Engelsen	Director	March 13, 2015

/S/ STEPHEN KIRNON Stephen Kirnon	Director	March 13, 2015

/S/ WILLIAM JAMES ALEXANDER William James Alexander	Director	March 13, 2015

/S/ WILLIAM G. HARRIS William G. Harris	Director	March 13, 2015

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

3.2	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2

3.4	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4

4.1	Form of the common stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein	S-1	June 10, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	November 12, 2014	4.3

4.4	Form of the Series A warrant certificate.	S-1/A	November 12, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	August 5, 2014	4.5

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

4.16	Form of unit certificate.	S-1/A	August 5, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	November 12, 2014	4.17

4.18	Form of the Series B warrant certificate.	S-1/A	November 12, 2014	4.18

10.1	Form of Indemnification Agreement between Capnia, Inc. and each of its directors and executive officers.	S-1	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

10.19	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

10.21	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Capnia, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.