Form 10-Q
period 2015-03-31
Capnia, Inc.
filed 2015-05-04
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015 there were 7,511,484 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAPNIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Capnia, Inc.

Condensed Balance Sheets

(unaudited)

(In thousands except share and per share data)

	March 31, 2015	December 31, 2014
		(revised-Note 4)
Assets
Current assets
Cash and cash equivalents	$9,529	$7,957
Accounts receivable	8	—
Restricted cash	20	20
Inventory	206	109
Prepaid expenses and other current assets	260	252

Total current assets	10,023	8,338
Long-term assets
Property and equipment, net	44	58

Total assets	$10,067	$8,396

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$621	$987
Accrued compensation and other current liabilities	438	201
Line of credit and accrued interest	—	102

Total current liabilities	1,059	1,290

Long-term liabilities
Series A Warrant liability (see Note 4)	3,582	857
Series B Warrant liability	14,180	17,439
Series C Warrant liability	2,549	—

Total long-term liabilities	20,311	18,296

Total liabilities	21,370	19,586

Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 7,448,389 and 6,769,106 shares issued and outstanding at March 31, 2015 and December 31, 2014	7	7
Additional paid-in-capital (see Note 4)	70,679	59,141
Accumulated deficit (see Note 4)	(81,989)	(70,338)

Total stockholders’ deficit	(11,303)	(11,190)

Total liabilities and stockholders’ deficit	$10,067	$8,396

See accompanying notes to condensed financial statements

Capnia, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$22	$—
Cost of revenue	18	—

Gross profit	4	—

Expenses
Research and development	878	372
Sales and marketing	260	—
General and administrative	1,292	312

Total expenses	2,430	684

Operating loss	(2,426)	(684)
Interest and other income (expense)
Interest (expense)	(1)	(388)
Change in fair value of warrants liabilities	(6,174)	246
Inducement charge for Series C warrants	(3,050)	—
Other income (expense), net	—	(8)

Net loss	$(11,651)	$(834)

Basic and diluted net loss per common share	$(1.67)	$(1.56)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	6,965,483	535,685

See accompanying notes to condensed financial statements

Capnia, Inc.

Condensed Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,651)	$(834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	7
Stock-based compensation expense	401	11
Loss on disposition of property and equipment	—	8
Change in fair value of preferred stock warrants	—	(246)
Change in fair value of common stock warrants	6,174	—
Inducement charge for Series C warrants	3,050	—
Non-cash interest expense relating to warrants and convertible promissory notes	—	388
Change in operating assets and liabilities:
Accounts receivable	(8)	150
Inventories	(97)	—
Other receivables	—	(41)
Prepaid expenses and other assets	(7)	(77)
Accounts payable	199	31
Accrued liabilities	115	94

Net cash used in operating activities	(1,809)	(509)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	4
Purchase of property and equipment	(1)	—

Net cash (used in) provided by investing activities	(1)	4

Cash flows from financing activities:
Proceeds from exercise of common stock options	12	—
Proceeds from exercise of Series A warrants	156	—
Proceeds from exercise of Series B warrants (Private Transaction)	3,832	—
Proceeds from other exercise of Series B warrants	189	—
Series B warrant transaction costs paid	(175)	—
Initial public offering costs paid	(530)	—
Repayment of credit line	(102)	—

Net cash provided by financing activities	3,382	—

Net increase (decrease) in cash and cash equivalents	1,572	(505)

Cash and cash equivalents, beginning of period	7,957	1,269

Cash and cash equivalents, end of period	$9,529	$764

Supplemental disclosures of noncash investing and financing information
Series B Warrant transaction costs accrued and included in accrued compensation and other current liabilities	131	—

De-recognition of Series B warrant liability (cash exercise)	6,748	—

De-recognition of Series B warrant liability (cashless exercise)	417	—

De-recognition of Series A warrant liability (cash exercise)	42	—

Reduction in initial public offering costs payable	45	—

Cashless exercise of 2010/2012 warrants	13	—

De-recognition of Series B warrants contributed back to the company	3	—

See accompanying notes to condensed financial statements.

Capnia, Inc.

March 31, 2015

Notes to Condensed Financial Statements

(unaudited)

Note 1. Description of Business

Capnia, Inc. (the “Company”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. The Company develops products and therapeutics based on its proprietary technology for precision metering of gas flow.

The Company’s first diagnostic product, CoSense®, aids in diagnosis of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to long-term developmental disability. CoSense has 510(k) clearance for sale in the U.S. with a specific Indication for Use related to hemolysis issued, and has received CE Mark certification for sale in the European Union (“E.U.”). CoSense is commercially available in the U.S., with first commercial sales occurring in February 2015. In addition, the Company is applying its research and development efforts to additional diagnostic products based on its Sensalyze™ Technology Platform, a portfolio of proprietary methods and devices which enables CoSense and can be applied to detect a variety of analytes in exhaled breath. The Company has also obtained CE Mark certification in the E.U. for Serenz™, a therapeutic product candidate for the treatment of symptoms related to allergic rhinitis (“AR”).

Note 2. Liquidity, Financial Condition and Management’s Plans

The Company incurred a loss of $11.6 million for the quarterly period ended March 31, 2015 and has an accumulated deficit of approximately $82.0 million from having incurred losses since its inception. The Company’s current period loss includes approximately $9.2 million of non-cash charges relating to the fair value of derivative liabilities and approximately $0.4 million of stock based compensation. The Company has approximately $9.0 million of working capital at March 31, 2015 but used approximately $1.8 million of cash in its operating activities during the period. The Company has financed its operations principally through issuances of debt and equity securities. The Company completed its IPO on November 18, 2014 upon the issuance of 1,650,000 units, each of which consisted of one share of common stock, one Series A Warrant and one Series B Warrant, at an offering price of $6.50 per unit and received net proceeds of $8.0 million, after deducting underwriting discounts and commissions and IPO related expenses. The Series A Warrants are registered securities that are freely tradable on the NASDAQ. The Series B Warrants have variable settlement provisions (see Note 6). On March 5, 2015 the Company received approximately $3.8 million as a result of Series B Warrant holders exercising warrants to purchase shares of the Company’s Common Stock (the “Private Transaction”). In addition, on March 6, 2015 the Company received approximately $0.2 million as a result of Series A Warrant holders exercising warrants to purchase shares of the Company’s Common Stock. On March 31, 2015 the Company received $12 thousand from the exercise of stock options. Management believes that the Company has sufficient capital resources to sustain operations through at least May 5, 2016.

The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products. The Company cannot provide any assurance that it will raise additional capital. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its development of new products and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of March 31, 2015 and results of its operations and comprehensive loss for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at two commercial banks that management believes are of high credit quality. Cash and cash equivalents deposited with these commercial banks exceeded the Federal Deposit Insurance Corporation insurable limit at March 31, 2015 and December 31, 2014. The Company expects this to continue.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including its money market fund, purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market fund which was unrestricted as to withdrawal or use. As of December 31, 2014 and March 31, 2015, the balance of the money market fund was $7.9 million and $6.5 million, respectively.

Inventory

Inventory as of December 31, 2014 consist of raw materials to be used in the manufacture of CoSense monitors and single-use nasal cannulas. Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method. As of March 31, 2015, the Company’s inventory includes approximately $110 thousand of raw material, $61 thousand of work-in-process and $35 thousand in finished goods.

Revenue Recognition

The Company began recognizing sales of CoSense during the three months ended March 31, 2015. The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	the sales price is fixed or determinable;

•	collection of the relevant receivable is probable at the time of sale; and

•	delivery has occurred or services have been rendered.

For a majority of sales, where the Company delivers its product to hospitals or medical facilities, the Company recognizes revenue upon delivery, which represents satisfaction of the required revenue recognition criteria. The Company does not offer rights of return or price protection and it has no post-delivery obligations. The Company has a limited one-year warranty to most customers. Estimated warranty obligations are recorded at the time of sale and to date, warranty costs have been insignificant.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of Series A, Series B, and Series C warrants to purchase common stock, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within the sole control of the Company or variable settlement provision that cause them to not be indexed to the Company’s own stock.

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

Note 4. Revision of Prior Year Financial Statements

It was determined during the preparation of the first quarter 2015 interim financial statements that the Series A Warrant Agreement contained provisions that if, at any time while the Series A Warrants are outstanding, the Company enters into a “Fundamental Transaction” (as defined in the Series A Warrant Agreement), which includes, but is not limited to, a purchase offer, tender offer or exchange offer, a stock or share purchase agreement or other business combination including, without limitation, a reorganization, recapitalization, spin-off or other scheme of arrangement), then each registered holder of outstanding Series A Warrants as at any time prior to the consummation of the Fundamental Transaction, may elect and require the Company to purchase the Series A Warrants held by such person immediately prior to the consummation of such Fundamental Transaction by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such registered holder’s Series A Warrants. The Company determined that upon issuance in November 2014 the Series A Warrants should have been classified as a liability, with any changes in the fair value of the warrants between November 2014 and December 31, 2014 being recorded in other income (expense) in the statement of operations.

Management has evaluated the effect of the error and determined that it is immaterial to the Company’s financial position and results of operations for the year ended December 31, 2014 and, therefore, amendment of the previously filed annual report on Form 10-K is not considered necessary. However, if the adjustments to correct the cumulative errors had been recorded in the first quarter of 2015, we believe the impact would have been significant to the first quarter and would impact comparisons to prior periods. In accordance with guidelines issued in Staff Accounting Bulletin No. 108, we have recorded adjustments in the current year’s beginning additional paid in capital, long term liabilities and accumulated deficit accounts to correct this error. We have also revised in this current Form 10-Q filing, and plan to revise in future filings of our Form 10-K, the previously reported annual financial statements for 2014 on Form 10-K for these amounts.

The following table sets forth the revised prior period balances reported in our our comparative financial statements as if adjustments had been made:

(in thousands except per share data)	Previously	Adjustment	Revised
	reported
Balance sheet items at December 31, 2014:
Current liabilities	$1,290	$—	$1,290

Series A warrant liability	—	857	857

Series B warrant liability	17,439	—	17,439

Total liabilities	18,729	857	19,586

Additional paid-in capital	60,636	(1,494)	59,141

Accumulated deficit	(70,975)	637	(70,338)

Total stockholders’ deficit	(10,333)	(857)	(11,190)

Liabilities and stockholders’ deficit	$8,396	$—	$8,396

Statement of operations items for the year ended December 31, 2014

Other income (expense)	$(4,585)	$637	$(3,949)

Net loss	$(13,875)	$637	(13,238)

Basic and diluted net loss per common share	$(10.92)	$0.50	(10.42)

Note 5. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the line of credit approximates fair value.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2014 (revised)
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$7,892	$7,892	$—	$—

Liabilities
Series A warrant liability	$857	$857	$—	$—
Series B warrant liability	17,439	—	—	17,439

Total common stock warrant liability	$18,296	$857	$—	$17,439

	Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$6,472	$6,472	$—	$—

Liabilities
Series A warrant liability	3,582	3,582	—	—
Series B warrant liability	14,180	—	—	14,180
Series C warrant liability	2,549	—	—	2,549

Total common stock warrant liability	$20,311	$3,582	$—	$16,729

The Series A Warrants are a registered security that trades on the open market. The fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which are listed on and obtained from NASDAQ. Accordingly, the Series A Warrants are a Level 1 measurement. The fair value measurement of the Series B and Series C Warrants are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Series B Warrant liability is calculated using a Monte Carlo simulation. Key assumptions include the volatility of the Company’s stock, the Company’s stock price, expected dividend yield and risk-free interest rates (see Note 6). The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model. Key assumptions include the volatility of the Company’s stock, the Company’s stock price, expected dividend yield and risk-free interest rates (see Note 6). The Level 3 estimates are based, in part, on subjective assumptions.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 financial instruments, which are treated as liabilities, as follows:

	Series A Warrant		Series B Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability
		(in thousands)		(in thousands)		(in thousands)
Balance at December 31, 2014 (revised)	2,449,605	$857	2,449,605	$17,439	—	$—
Change in value of Series A Warrants	—	2,767	—	—	—	—
De-recognition of Series A Warrant liability upon exercise	(24,000)	(42)	—	—	—	—
De-recognition of Series B Warrant liability upon cash exercise of 589,510 warrants in Private Transaction (589,510 shares issued)	—	—	(589,510)	(6,430)	—	—
De-recognition of Series B Warrant liability for other cash exercises of 29,097 warrants (29,097 shares issued)	—	—	(29,097)	(317)	—	—
De-recognition of Series B Warrant liability upon cashless exercise of 52,255 warrants (21,186 shares issued)	—	—	(52,255)	(418)	—	—
De-recognition of Series B Warrant liability upon contribution of 468 warrants back to the Company	—	—	(468)	(3)	—	—
Change in value of Series B Warrants	—	—	—	3,909	—	—
Record Series C Warrant Liability	—	—	—	—	589,510	3,050
Change in value of Series C Warrants	—	—	—	—	—	(501)

Balance at March 31, 2015	2,425,605	$3,582	1,778,275	$14,180	589,510	$2,549

Note 6. Warrant Liabilities

Warrants terms

The Company has issued Series A Warrants, Series B Warrants and Series C Warrants (the “Warrants”).

        The Company’s Series A, Series B, and Series C Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Warrant contracts further provide for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the IPO or Private Transaction proceeds to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model.

Accounting Treatment

The Company accounts for the Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated, above the Company may be obligated to settle warrants in cash in the case of a Fundamental Transaction.

Additionally, the terms of the Series B Warrants do not explicitly limit the potential number of shares, thereby the exercise of the Series B Warrants could result in the Company’s obligation to deliver a potentially unlimited number of shares upon settlement. As such, share settlement is not considered to be within the control of the Company.

The Company classified the Series A, Series B, and C Warrants as liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s statement of operations.

Under ASC 815-40-35, the Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the latest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of latest inception date first until either all of the Series B warrants are settled or expire.

In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as March 31, 2015, to settle all existing commitments.

Series A Warrants

The Company has issued 2,449,605 Series A Warrants to purchase shares of its Common Stock at an exercise price of $6.50 per share in connection with the IPO unit offering described in Note 2. The Series A Warrants are exercisable at any time prior to the expiration of the five-year term on November 12, 2019.

Upon the completion of the IPO, the Series A warrants started trading on the NASDAQ under the symbol CAPNW. As the warrants are publicly traded, the Company uses the closing price on the measurement date to determine the fair value of these warrants.

During the quarter ended March 31, 2015, a total of 24,000 Series A Warrants were exercised. As of March 31, 2015, the fair value of the remaining 2,425,605 outstanding Series A Warrants was approximately $3.6 million. The increase in the fair value of the Series A warrants of $2.8 million during the quarter ended March 31, 2015 was recorded as other expense in the statement of operations.

Series B Warrants

The Company has issued 2,449,605 Series B Warrants to purchase shares of its Common Stock. In the event that the market price of the Company’s common stock falls below $6.50 at any time between March 12, 2015 and February 12, 2016, the Series B Warrants will become exercisable on a cashless basis for a number of common shares that increases as the market price of the Company’s common stock decreases, and exercisable at a discount to the tracking price of the common stock at the time. The result is an inverse relationship between the fair value of the shares and the number of shares issuable.

As December 31, 2014, and March 31, 2015 the Company used a Monte Carlo simulation to calculate the fair value of its Series B Warrant liability. This model is dependent upon several variables such as the warrant’s term, exercise price, current stock price, risk-free interest rate estimated over the contractual term, estimated volatility of our stock over the term of the warrant and the estimated market price of our stock during the cashless exercise period. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies. The Company used the following inputs:

	December 31, 2014	March 31, 2015
Volatility	86.6%	100%
Expected Term (years)	1.1	.87
Expected dividend yield	0.0%	0.0%
Risk-free rate	0.26%	0.26%

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

As of December 31, 2014 and March 31, 2015 the outstanding Series B Warrants and fair market values were:

Issuance date	Contractual Term	Exercise price per share	Shares Underlying warrants	Number of Warrants at December 31, 2014	Fair Value at December 31, 2014 (in thousands)	Number of Warrants at March 31, 2015	Fair Value at March 31, 2015 (in thousands)
November 2014	15 months	$6.50	Adjustable	2,449,605	$17,439	1,778,275	$14,180

On March 5, 2015, certain Series B Warrant holders exercised a total of 589,510 Series B Warrants. Immediately prior to the exercise, the Company re-measured the fair value of the warrants, which was approximately $6.7 million. The increase in the fair value of $2.3 million between December 31, 2014 and the date of exercise was recorded as other expense in the statement of operations. During the three months ended March 31, 2015 there were cashless exercises of 52,255 Series B Warrants. There were 1,778,275 Series B warrants that remained outstanding as of March 31, 2015. The increase in fair value of these remaining warrants was $1.5 million during the quarter ended March 31, 2015, which was recorded as other expense in the statement of operations.

Series C Warrants

On March 5, 2015, the Company entered into separate agreements with certain Series B Warrant holders, who agreed to exercise their Series B Warrants to purchase an aggregate of 589,510 shares of the Company’s common stock at an exercise price of $6.50 per share, resulting in gross proceeds to the Company of approximately $3.8 million. In connection with this exercise of the Series B Warrants, the Company issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of the Company’s Common Stock underlying the Series B Warrants that were exercised. Each Series C Warrant is exercisable at $6.25 per share and will expire on March 5, 2020. The new Series C Warrants are exercisable into 589,510 shares of the Company’s Common Stock. On the date of issuance, the fair value of the Series C Warrants determined using the Black-Scholes valuation model was approximately $3.0 million. The Series C Warrants were treated as an inducement to enter into the transaction, and as such the $3.0 million fair value of the Series C Warrants was recorded as other expense in the statement of operations. As of March 31, 2015, the fair value of the Series C Warrants was determined to be $2.5 million. The decline in the fair value of the warrants of $0.5 million between the issuance date and March 31, 2015 was recorded as other income in the statement of operations.

The Company has calculated the fair value of the Series C warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	March 4, 2015	March 31, 2015
Volatility	86%	86%
Expected Term (years)	5.0	4.93
Expected dividend yield	0.0%	0.0%
Risk-free rate	1.37%	1.35%

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

In October, 2014, the Company drew down the full amount of $0.1 million provided for by the line of credit. During the three months ended March 31, 2015, the Company repaid the outstanding amounts borrowed under the line of credit.

Note 8. Commitments and Contingencies

Facility Leases

The Company leases its headquarters facility under a non-cancelable operating lease agreement which was set to expire in May 2015. As of December 31, 2014, the Company’s future minimum commitments under non-cancelable operating lease were approximately $18,000. On February 2, 2015, the Company signed an amendment to its lease agreement, extending the lease through June 2018. The amendment provides for monthly lease payments of $22,000 beginning in June 2015, with modest increases in the following two years.

Rent expense was $57,000 and $62,000 during the three months ended March 31, 2014 and 2015, respectively.

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

In 2010 the Company entered into an asset purchase agreement with BioMedical Drug Development, Inc. Pursuant to the agreement, the Company made a payment of $150,000 for the acquisition of intellectual property which the Company used to develop its product, CoSense. As part of the terms of the agreement, the Company is contingently committed to make development and sales-related milestone payments of up to $200,000 under certain circumstances, as well as single-digit-percentage royalties relating to potential planned product sales of CoSense. The amount, timing and likelihood of these payments are unknown, as they are dependent on the occurrence of future events that may or may not occur. In 2013 and during the nine months ended September 30, 2014, the Company made no payments and incurred no liabilities in connection with the agreement, and there are no outstanding payments due as of December 31, 2014 and as of March 31, 2015.

Note 9. Stockholders’ Deficit

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

The Company recognized stock-based compensation expense related to options granted to employees for the three months ended March 31, 2014 and 2015 of $11,000 and $401,000, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements.

Stock compensation expense was allocated between departments as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Research and development	$9	$50
Sales and marketing	—	20
General and administrative	2	331

Total	$11	$401

The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2015
Expected life (years)	5.8 - 6.1	5.5 - 6.1
Risk-free interest rate	1.6% - 1.8%	1.5% - 1.6%
Volatility	62% - 80%	57% - 68%
Dividend rate	0%	0%

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

The following table summarizes stock option transactions as issued under the Plans:

	Options Available	Number of Shares	Average Exercise Price
Balances, December 31, 2013	124,824	239,606	$3.36
2014 Plan authorized	1,437,165
Closed 2010 Plan	(123,523)
Granted	(926,384)	926,384	$7.15
Forfeited	93,979	(93,979)	$6.75

Balances, December 31, 2014	606,061	1,072,011	$6.34
Authorized	270,764
Granted	(407,013)	407,013	$1.80
Exercised		(2,083)	$5.76
Forfeited	17,977	(17,977)	$4.94

Balances, March 31, 2015	487,790	1,458,964	$5.09

Future stock-based compensation for unvested employee options granted and outstanding as of March 31, 2015 is approximately $0.9 million to be recognized over a remaining requisite service period of 3.6 years.

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

2014 Employee Stock Purchase Plan

Our board of directors and stockholders have adopted the 2014 Employee Stock Purchase Plan, or the ESPP. The ESPP has become effective, and our board of directors will implement commencement of offers thereunder in its discretion. A total of 139,839 shares of our common stock has been made available for sale under the ESPP. In addition, our ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each year beginning in the year following the initial date that our board of directors authorizes commencement, equal to the least of:

•	1.0% of the outstanding shares of our common stock on the first day of such year;

•	279,680 shares; or

•	such amount as determined by our board of directors.

As of March 31, 2015 there were no purchases by employees under this plan.

Common Stock Warrants

As of March 31, 2015, the Company had 480,147 Common Stock warrants outstanding from the 2010/2012 convertible notes. During the first quarter of 2015, 43,720 common stock warrants were cashless exercised resulting in the issuance of 13,407 shares of the Company’s Common Stock. The Company also has outstanding 9,259 Common Stock warrants from 2009 and 82,500 Common Stock warrants issued to the underwriter in our IPO.

Note 10. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the conversion of preferred stock. For the three months ended March 31, 2014 and 2015, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same for each of those periods.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share during the three months ended March 31, 2014 and 2015 (in thousands, except per share and share data):

	Three Months Ended March 31,
	2014	2015
Net loss	$(834)	$(11,651)

Weighted-average shares used in computing basic and diluted net loss per common share	535,685	6,965,483

Basic and diluted net loss per common share	$(1.56)	$(1.67)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	Three Months Ended March 31,
	2015	2014
Convertible preferred stock	—	865,429
Warrants issued to 2010/2012 convertible note holders to purchase common stock	480,147	523,867
Options to purchase common stock	1,458,964	228,223
Warrants issued in 2009 to purchase common stock	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	—
Series A warrants to purchase common stock	2,425,605	—
Series B warrants to purchase common stock	1,778,275	—
Series C warrants to purchase common stock	589,510	—

Note 11. Subsequent Events

On April 1, 2015 the Company filed a registration statement on Form S-4 with the SEC to launch a formal tender/registered exchange offer to provide those holders of Series B Warrants that were not contacted pursuant to the Private Transaction, that was completed on March 5, 2015, the same opportunity to exercise such warrants for their cash exercise price and receive the same Series C Warrants, with an exercise price of $6.25 and a term of 5 years.

Subsequent to March 31, 2015, in a number of transactions there were cashless exercises of 161,320 Series B Warrants, resulting in the issuance of 63,095 shares of the Company’s Common Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We develop novel products based on our proprietary technology for precision metering of gas flow. Our first product, CoSense®, aids in the diagnosis of hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to long-term developmental disability. CoSense has 510(k) clearance for sale in the U.S., with a specific Indication for Use related to hemolysis issued, and has received CE Mark certification for sale in the European Union, or E.U. CoSense is commercially available in the U.S., with our first commercial sales occurring in February 2015. CoSense combines a portable detection device with a single-use disposable sampling set to measure carbon monoxide, or CO, in the portion of the exhaled breath that originates from the deepest portion of the lung, which is referred to as the “end-tidal” component of the breath.

Our therapeutic technology involves the use of precisely metered nasal carbon dioxide for the potential treatment of various diseases. Several randomized placebo-controlled trials have shown its efficacy in the symptomatic treatment of allergic rhinitis, or AR and we continue to evaluate our options to further develop this product. In addition, we have recently announced new initiatives for the development of this technology for the treatment of trigeminally mediated pain disorders, such as cluster headache and trigeminal neuralgia, or TN. We have also applied for orphan drug designation for TN in the U.S. In March of 2015, we received a response from the FDA. We have responded to the FDA and will continue the orphan drug designation process for TN.

We continue to focus our research and development efforts on additional diagnostic products based on our Sensalyze™ Technology Platform, a portfolio of proprietary methods and devices which enables CoSense and can be applied to detect a variety of analytes in exhaled breath. Our current development pipeline includes proposed diagnostic devices for asthma in children, assessment of blood carbon dioxide, or CO2, concentration in neonates and malabsorption in infants with colic. We may also license elements of our Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities.

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

In March 2015, holders of 589,510 Series B Warrants exercised their warrants for cash, and we received approximately $3.8 million in gross proceeds. In conjunction with these exercises, we issued the same number of Series C Warrants to purchase common stock at an exercise price of $6.25 per share which are exercisable through March 4, 2020. In April 2015, we filed a registration statement to offer and exchange to the remaining Series B Warrant holders to cash exercise their existing warrants and receive a Series C warrant. We also received approximately $0.2 million from holders of Series A Warrants who exercised their warrants for cash during the three months ended March 31, 2015.

We have not generated net income from operations and as of March 31, 2015, we had an accumulated deficit of $82 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of CoSense and other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz and a minimal amount of revenue from CoSense. The GSK agreement terminated in June 2014, and we may not generate future licensing revenue. We may never be successful in commercializing our CoSense product or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2014 and 2015

	Three Months Ended March 31,		Change
	2015	2014
	(in thousands)
Revenue	$22	$—	$22
Cost of revenue	18	—	18

Gross profit	4	—	4
Operating expenses:
Research and development	878	372	506
Sales and marketing	260	—	260
General and administrative	1,292	312	980

Total expenses	2,430	684	1,746
Loss from operations	(2,426)	(684)	(1,742)
Interest expense	(1)	(388)	387
Change in fair value of warrants	(6,174)	246	(6,420)
Inducement charge for Series C Warrants	(3,050)	—	(3,050)
Other income (expense), net	—	(8)	8

Net loss	$(11,651)	$(834)	$(10,817)

Revenue

No revenue was recognized in the three months ended March 31, 2014. The $22,000 of revenue recognized in the three months ended March 31, 2015 represented the revenue recognized from sales of CoSense and Sampling Kits.

Research and development expense

Research and development expense increased $0.5 million for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily due to employee related expenses, including $0.1 million of stock based compensation, due to higher headcount in 2015 versus 2014.

Sales and marketing expense

Sales and marketing expense increased to $0.3 million for the three months ended March 31, 2015, as compared to the same period in 2014. These increases were primarily due to the addition of the Vice President of Sales in June 2014 and commercial launch activities for CoSense.

General and administrative expense

General and administrative expense increased to $1.3 million for the three months ended March 31, 2015, as compared to $0.3 million in the same period in 2014. The increase was primarily due to increase in consulting costs and employee related expenses due to increased executive headcount in 2015 versus 2014, including stock based compensation of 0.3 million, and the costs of being a public company.

Interest income

Interest income and other, net was not material and remained relatively consistent for the three months ended March 31, 2014 and 2015.

Interest expense

Interest expense decreased from $0.4 million in the three months ended March 31, 2014 to $1,000 during the three months ended March 31, 2015 due to the debt balance from the 2010-2014 convertible notes as of March 31, 2014, that converted at the time of the IPO in November 2014.

Change in fair value of warrants

Change in fair value of warrants increased to $6.2 million for the three months ended March 31, 2015, as compared to $0.2 million of income in the same period in 2014. The increase in expense was primarily due to the issuance of Series A Warrants, Series B Warrants and Series C Warrants and the change in value of these warrants during 2015. In the three months ended March 31, 2014, the change in the fair value of the preferred stock warrants recorded as income was due to a decrease in the preferred stock during that period.

Inducement charge for Series C Warrants

Inducement charge for Series C Warrants increased to $3 million for the three months ended March 31, 2015. The increase in expense was due to the issuance of the Series C Warrants, which were treated as an inducement.

Liquidity and Capital Resources

	Three Month Periods Ended March 31,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(1,809)	$(509)
Net cash used in investing activities	(1)	—
Net cash provided by financing activities	3,382	4

Net increase (decrease) in cash and cash equivalents	$1,572	$(505)

Cash used in operating activities

During the three months ended March 31, 2015, net cash used in operating activities was $1.8 million, which was primarily due to the use of funds in our operations, as well as adjustments for non cash items including the $9.2 million change in fair value of warrants and the Series C Warrants inducement charge and the $0.4 million of stock based compensation expense. Net cash used in operating activities in the three months ended March 31, 2014 totaled $0.5 million, which was primarily due to the net loss of the Company.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in equipment.

Cash provided by financing activities

During the three months ended March 31, 2015 cash provided by financing activities was $3.4 million, consisting primarily of $4.0 million in proceeds from issuance of Common Stock as a result of the exercise of Series A Warrants and Series B Warrants, offset by payment of IPO costs of $0.5 million and the repayment of the outstanding balance on our line of credit of $0.1 million.

As of March 31, 2015, we had cash and cash equivalents of approximately $9.5 million. We believe that our cash resources are sufficient to meet our cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended March 31, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

The Chief Executive Officer and Chief Financial Officer carried out the quarterly evaluation and concluded that the deficiencies continued through the first quarter of 2015 and the controls were not effective as of March 31, 2015. The deficiencies included the correct application of complex accounting principles related to financial instruments and fair value issues, resulting in adjustments to our financial statements and a requirement to revise our financial statements for the year ended December 31, 2014.

Management’s Remediation Activities

With the oversight of senior management and our audit committee, we executed the implementation of remediation steps in 2014, which continued in 2015. These efforts focused on (i) the hiring of a Chief Financial Officer on July 7, 2014 with technical accounting and financial reporting experience; (ii) the implementation of improved accounting and financial reporting procedures, to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including, but not limited to, those regarding proper financial statement classification, recognition of accruals to ensure proper period-end cutoff of expenses and assessing more judgmental areas of accounting, and (iii) utilizing outside technical accounting consultants.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Management’s Remediation Activities,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our financial condition and capital requirements

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur substantial losses for the foreseeable future. We have only one product approved for sale, and have generated limited commercial sales to date, which, together with our limited operating history, makes it difficult to evaluate our business and assess our future viability.

We are a developer of therapeutics and diagnostics with a limited operating history. Other than CoSense, which has received 510(k) clearance from the FDA and CE Mark certification in the E.U., we have no other products currently approved. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical device product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of March 31, 2015, we had an accumulated deficit of $82.0 million.

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

We currently have generated limited product revenue and may never become profitable.

To date, we have not generated significant revenues from commercial product sales, and have not generated sufficient revenues from licensing activities to achieve profitability. Our ability to generate significant revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including CoSense, Serenz, or any planned products that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from planned products also depends on a number of additional factors, including our ability to:

•	develop a commercial organization capable of sales, marketing and distribution of any products for which we obtain marketing approval in markets where we intend to commercialize independently;

•	achieve market acceptance of CoSense and our other future products, if any;

•	set a commercially viable price for CoSense and our other future products, if any;

•	establish and maintain supply and manufacturing relationships with reliable third parties, and ensure adequate and legally compliant manufacturing to maintain that supply;

•	obtain coverage and adequate reimbursement from third-party payors, including government and private payors;

•	find suitable distribution partners for CoSense or, if approved, Serenz to help us market, sell and distribute our approved products in other markets;

•	demonstrate the safety and efficacy of Serenz to the satisfaction of FDA and obtain regulatory approval for Serenz and planned products, if any, for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•	complete development activities, including any potential Phase 3 clinical trials of Serenz, successfully and on a timely basis;

•	establish, maintain and protect our intellectual property rights and avoid third-party patent interference or patent infringement claims; and

•	attract, hire and retain qualified personnel.

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

Even if we are able to generate significant revenue from the sale of CoSense, Serenz or any planned products that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or shut down our operations.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or below our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

The commercialization of CoSense, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of March 31, 2015, we had approximately $9.5 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Although we believe that CoSense and our planned products represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for CoSense and build that market through physician education, awareness programs, and other marketing efforts. Gaining acceptance in medical communities depends on a variety of factors, including clinical data published or reported in reputable contexts, and word-of-mouth between physicians. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals may limit the adoption of our current test and our planned tests.

Our ability to successfully market CoSense and our planned products will depend on numerous factors, including:

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

Failure to achieve widespread market acceptance of CoSense and our planned products would materially harm our business, financial condition and results of operations.

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

In recent years, we have incurred significant costs in connection with the development of CoSense. For the three months ended March 31, 2015, our research and development expenses were $0.9 million. We expect our expenses to increase for the foreseeable future, as we conduct studies of CoSense and continue to develop our planned products, including tests for nitric oxide and other analytes. We will also incur significant expenses to establish a sales and marketing organization, and to drive adoption of and reimbursement for our products. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

As of March 31, 2015, we had 15 employees and 9 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

In March 2013, under the America Invents Act, or AIA, the U.S. moved to a first-to-file system and made certain other changes to its patent laws. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. Accordingly, it is not yet clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since shares of our Common Stock were sold in our IPO in November 2014 at a price of $6.50 per unit, the reported high and low prices of our Common Stock have ranged from $9.90 to $1.02 through March 31, 2015. As a result of this volatility, investors may not be able to sell their Common Stock at or above the purchase price. The market price for our Common Stock may be influenced by many factors, including the following:

•	our ability to successfully commercialize, and realize significant revenues from sales of CoSense;

•	the success of competitive products or technologies;

•	results of clinical studies of Serenz or planned products or those of our competitors;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional products or planned products;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Common Stock, other comparable companies or our industry generally;

•	trading volume of our Common Stock;

•	sales of our Common Stock by us or our stockholders;

•	general economic, industry and market conditions; and

•	the other risks described in this “Risk Factors” section.

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

Approximately 2,406,299 shares of Common Stock may be sold in the public market by existing stockholders after the date of pricing our IPO and an additional 4,362,807 shares of Common Stock may be sold in the public market by existing stockholders on or about 181 days after the date of the pricing our IPO, subject to volume and other limitations imposed under the federal securities laws. In addition, as of March 31, 2015, we had certain holders of our Series B Warrants cash exercise their Series B Warrants for an aggregate of 589,510 shares of Common Stock, which shares may be sold in the public market free of restriction. Sales of substantial amounts of our Common Stock in the public market after the pricing of our IPO, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and could materially impair our ability to raise capital through offerings of our Common Stock.

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

Our executive officers, directors and stockholders own a majority of our outstanding Common Stock. Entities associated with Vivo Ventures and our Chairman, Ernest Mario, as of March 31, 2015, own approximately 55% of our common stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management has devoted and will be required to continue to devote substantial time to new compliance initiatives.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the Securities and Exchange Commission, or Securities Exchange and Commission, and the rules and regulations of The NASDAQ Capital Market, or NASDAQ. The expenses that will be required in order to adequately prepare for being a public company will be material, and compliance with the various reporting and other requirements applicable to public companies will require considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits on coverage or incur substantial costs to maintain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees, or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed March 13, 2015. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the Securities Exchange and Commission or other regulatory authorities, which would require additional financial and management resources.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion of the IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing for the IPO, we determined that material adjustments to various accounts were necessary, which required us to restate the financial statements for the year ended December 31, 2012, which had been previously audited by another independent audit firm. These adjustments leading to a restatement of those financial statements led us to conclude that we had a material weakness in internal control over financial reporting as of December 31, 2012. The material weakness that we identified was that we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. We also found that the weakness persisted through the year ended December 31, 2014 and the quarter ended March 31, 2015.

This material weakness contributed to adjustments to previously issued financial statements principally, but not limited to, the following areas: equity accounting in connection with our issuance of Series A, B, and C convertible preferred stock and related warrants, and period-end cutoff for development-related expenses, and equity and liability accounting for the Series A Warrants, Series B Warrants and Series C Warrants.

For a discussion of our remediation plan and the actions that we have executed during 2014 and continuing in 2015, see Item 9a of our Annual Report on Form 10-K. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

A significant number of our shares of our Common Stock became eligible for sale upon the completion of the IPO and subsequent exercise of Series B Warrants issued in our IPO, and a significant number of additional shares of our Common Stock may become eligible for sale at a later date, and their sale could depress the market price of our Common Stock.

In our IPO, we issued Series A Warrants and Series B Warrants to purchase a total of 4,899,210 shares of Common Stock. As of March 31, 2015, certain holders of our Series B Warrants have cash exercised their Series B Warrant for an aggregate of 589,510 shares of Common Stock and were correspondingly issued Series C Warrants to purchase up to a maximum of 589,510 shares of our Common Stock. In the event that the market price of our Common Stock is below $6.50 at any time between four and fifteen months after the issuance of the Series B Warrants, the Series B Warrants will become exercisable on a cashless basis for a number of shares of Common Stock that increases as the market price of our Common Stock decreases. This may result in a number of shares issued, pursuant to the cashless exercise of Series B Warrants, significantly in excess of the original 2,449,605 shares originally exercisable under all Series B Warrants originally issued in our IPO. If the price of our Common Stock were to fall to $1.00 per share, the minimum share price necessary for continued listing on the NASDAQ Capital Market, at any time more than four months, and less than fifteen months, after the IPO, the number of shares for which the Series B Warrants outstanding as of March 31, 2015 may be cashless exercised for would exceed 14 million shares. This would result in majority ownership of our Common Stock by Series B Warrantholders, if all the Series B

Warrant holders exercised their warrants at that time. Under certain other circumstances, exercises of the Series A Warrants, Series B Warrants and the proposed Series C Warrants may be on a cashless basis, resulting in dilutive issuance of common shares of the company without cash proceeds to the company.

As of March 31, 2015, options to purchase 1,458,964 shares of our Common Stock were issued and outstanding with a weighted average exercise price of $5.09 per share. As of March 31, 2015, options to purchase 735,384 of such shares are exercisable.

The sale or even the possibility of sale of the shares of Common Stock described above could substantially reduce the market price for our Common Stock or our ability to obtain future financing.

As our warrant holders exercise their warrants into shares of our Common Stock, our stockholders will be diluted, and certain features of the Series B Warrants may substantially accelerate the issuance of dilutive shares.

The exercise of some or all of our warrants results in issuance of common shares that dilute the ownership interests of existing stockholders. Any sales of the Common Stock issuable upon exercise of the warrants could adversely affect prevailing market prices of our Common Stock. In addition, the Series B Warrants contain a provision that will allow exercise of these warrants for a number of shares of Common Stock that increases as the trading market price of our Common Stock decreases. The potential for such dilutive exercise of the Series B Warrants may depress the price of our Common Stock regardless of our business performance, and could encourage short selling by market participants, especially if the trading price of our Common Stock remains below the IPO offering price in the period between four and fifteen months after the IPO.

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

Under certain circumstances we may be required to settle the value of the Series A Warrants and Series C Warrants in cash.

If, at any time while the Series A Warrants and Series C Warrants are outstanding, we enter into a “Fundamental Transaction” (as defined in the Series A Warrant and Series C Warrant Agreements), which includes, but is not limited to, a purchase offer, tender offer or exchange offer, a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or other scheme of arrangement), then each registered holder of outstanding Series A Warrants and Series C Warrants as at any time prior to the consummation of the Fundamental Transaction, may elect and require us to purchase the Series A and Series C Warrants held by such person immediately prior to the consummation of such Fundamental Transaction by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such registered holder’s Series A Warrants and Series C Warrants.

We might not be able to maintain the listing of our securities on The NASDAQ Capital Market.

We have listed our Common Stock and Series A Warrants on the NASDAQ Capital Market. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, and market capitalization above certain specified levels. In particular, since we do not expect to become profitable for some time after the filing of this prospectus, there is a risk that our shareholders’ equity could fall below the $2.5 million level required by the NASDAQ Capital Market. If we fail to conform to the NASDAQ listing requirements on an ongoing basis, our Common Stock might cease to trade on the NASDAQ Capital Market exchange, and may move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by Pink OTC Markets, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ Capital Market.

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

The warrants offered as part of our IPO and in subsequent transactions do not confer any rights of Common Stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price for a limited period of time. Specifically, holders of Series A Warrant may exercise their right to acquire the Common Stock and pay an exercise price of $6.50 per share prior to the expiration of the five-year term on November 12, 2019, after which date any unexercised Series A Warrants will expire and have no further value. Holders of the Series B Warrants may exercise their right to acquire the Common Stock and pay an exercise price of $6.50 per share prior to the expiration of their 15-month term on February 12, 2016, after which date any unexercised Series B Warrants will expire and have no further value. Following issuance of the Series C Warrants, holders of Series C Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.25 per share prior to the expiration of the five-year term on March 4, 2020. In certain circumstances, the Series A, Series B Warrants and Series C Warrants may be exercisable on a cashless basis, and certain other circumstances may affect the number of shares into which the Series B Warrants may be exercisable. Moreover, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their public offering price. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

We will incur significant costs in conducting our formal tender/registered exchange offer with respect to our Series B Warrants.

We commenced a formal tender/registered exchange offer in April 2015 to provide to holders of outstanding Series B Warrants an opportunity to exercise Series B Warrants for their cash exercise price and receive a Series C Warrant exercisable for the number of shares of Common Stock that are exercised by such holder under their Series B Warrant. This formal tender/registered exchange offer has resulted, and will continue to result, in significant costs to us, including advisory and professional fees paid in connection with evaluating our alternatives under the Series B Warrants and pursuing the formal tender/registered exchange offer and the issuance of the new Series C Warrants.

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

On March 5, 2015, in a private transaction, we entered into separate agreements with certain holders of our Series B Warrants that were issued in our IPO, who agreed to exercise their Series B Warrants to purchase an aggregate of 589,510 shares of our common stock at an exercise price of $6.50 per share, resulting in net proceeds to us of approximately $3.8 million. In connection with this exercise of the Series B Warrants, we issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of our Common Stock issued upon exercise of the Series B Warrants. Each Series C Warrant will be exercisable at $6.25 per share and will expire on March 5, 2020. The new Series C Warrants are exercisable into 589,510 shares of our Common Stock. The Series C Warrants were treated as an inducement to enter into the transaction. The Series C Warrants were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended and/or Regulation D thereunder as a private offering, without general solicitation, made only to and with accredited investors, pursuant to which we filed a Notice of Exempt Offering on Form D on March 11, 2015. In April 2015, we filed a registration statement on Form S-4 with the SEC to launch a formal tender/registered exchange offer to provide to those holders of Series B Warrants that were not contacted pursuant to the private transaction the same opportunity to exercise such warrants for their cash exercise price and receive the same Series C Warrant exercisable for the number of shares of Common Stock that are exercised by such holder under their Series B Warrant.

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

Date: May 4, 2015	CAPNIA, INC.

	By:	/s/ David D. O’Toole
David D. O’Toole
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

3.2	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2

3.4	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4

4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein.	S-1	June 10, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	July 1, 2014	4.18

4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

10.19	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

10.21	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement	8-K/A	March 6, 2015	10.1

10.25	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Capnia, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.