Form 10-Q
period 2015-06-30
Capnia, Inc.
filed 2015-08-10
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 1, 2015 there were 7,980,867 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAPNIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Capnia, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands except share and per share data)

	June 30, 2015	December 31, 2014
		(revised-Note 4)
Assets
Current assets
Cash and cash equivalents	$7,530	$7,957
Accounts receivable	12	—
Restricted cash	35	20
Inventory	277	109
Prepaid expenses and other current assets	311	252

Total current assets	8,165	8,338
Long-term assets
Property and equipment, net	43	58
Patent	562	—

Total assets	$8,770	$8,396

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$989	$987
Accrued compensation and other current liabilities	1,223	201
Common Stock Issuable	112	—
Series B warrant liability	11,025	—
Line of credit and accrued interest	—	102

Total current liabilities	13,349	1,290

Long-term liabilities
Series A warrant liability (see Note 4)	2,159	857
Series B warrant liability	—	17,439
Series C warrant liability	894	—

Total long-term liabilities	3,053	18,296

Total liabilities	16,402	19,586

Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 7,595,175 and 6,769,106 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	8	7
Additional paid-in-capital (see Note 4)	72,469	59,141
Accumulated deficit (see Note 4)	(80,109)	(70,338)

Total stockholders’ deficit	(7,632)	(11,190)

Total liabilities and stockholders’ deficit	$8,770	$8,396

See accompanying notes to condensed consolidated financial statements

Capnia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Government grant revenue	$65	—	$65	$—
Product revenue	32	—	54	—

Total revenue	97	—	119	—
Cost of product revenue	22	—	40	—

Gross profit	75	—	79	—

Expenses
Research and development	1,181	549	2,059	921
Sales and marketing	506	12	772	12
General and administrative	1,432	746	2,718	1,058

Total expenses	3,119	1,307	5,549	1,991

Operating loss	(3,044)	(1,307)	(5,470)	(1,991)
Interest and other income (expense)
Interest expense, net	—	(670)	(1)	(1,058)
Change in fair value of warrants liabilities	4,925	(816)	(1,249)	(578)
Inducement charge for Series C warrants	—	—	(3,050)	—

Other income (expense), net	4,925	(1,486)	(4,300)	(1,636)

Net income (loss)	$1,881	(2,793)	$(9,770)	$(3,627)

Net income (loss) per common share:
Basic	$0.25	$(5.21)	$(1.35)	$(6.77)

Diluted	$0.25	$(5.21)	$(1.35)	$(6.77)

Weighted-average common shares outstanding used to calculate net income (loss) per common share:
Basic	7,517,794	535,685	7,243,164	535,685

Diluted	7,630,644	535,685	7,243,164	535,685

See accompanying notes to condensed consolidated financial statements

Capnia, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,770)	$(3,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	14
Stock-based compensation expense	602	16
Loss on disposition of property and equipment	—	8
Change in fair value of preferred stock warrants	—	570
Change in fair value of common stock warrants	1,249	—
Inducement charge for Series C warrants	3,050	—
Non-cash interest expense relating to warrants and convertible promissory notes	—	1,058
Change in operating assets and liabilities:
Accounts receivable	(12)	131
Inventories	(169)	—
Prepaid expenses and other assets	(59)	(100)
Accounts payable	401	218
Accrued liabilities	617	46

Net cash used in operating activities	(4,060)	(1,666)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	5
Increase in restricted cash	(15)	—
Purchase of property and equipment	(16)	(4)

Net cash (used in) provided by investing activities	(31)	1

Cash flows from financing activities:
Proceeds from exercise of common stock options	294	—
Proceeds from issuance of convertible notes payable	—	1,749
Proceeds from exercise of Series A warrants	156	—
Proceeds from exercise of Series B warrants (Private Transaction)	3,832	—
Proceeds from other exercise of Series B warrants	189	—
Series B warrant transaction costs paid	(175)	—
Initial public offering costs paid	(530)	(145)
Repayment of credit line	(102)	—

Net cash provided by financing activities	3,664	1,604
Net increase (decrease) in cash and cash equivalents	(427)	(61)
Cash and cash equivalents, beginning of period	7,957	1,269

Cash and cash equivalents, end of period	$7,530	$1,208

Supplemental disclosures of noncash investing and financing information
Patent costs included in Accrued liabilities	450	—

Stock issuable in consideration for Patent purchase	112	—

Series B Warrant transaction costs included in accounts payable	131	—

De-recognition of Series B warrant liability (cash exercise)	6,748	—

De-recognition of Series B warrant liability (cashless exercise)	1,724	—

De-recognition of Series A warrant liability (cash exercise)	42	—

Reduction in initial public offering costs payable	45	—

Cashless exercise of 2010/2012 warrants	13	—

De-recognition of Series B warrants contributed back to the Company	3	—

See accompanying notes to condensed consolidated financial statements.

Capnia, Inc.

June 30, 2015

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Capnia, Inc. (the “Company”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. The Company develops products and therapeutics based on its proprietary technology for precision metering of gas flow.

On April 27, 2015, the Company established Capnia UK Limited, a wholly owned foreign subsidiary in the United Kingdom. There have been no significant activities for this entity during the three months ended June 30, 2015.

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

Note 2. Liquidity, Financial Condition and Management’s Plans

The Company had net income of $1.9 million for the quarterly period ended June 30, 2015 and has an accumulated deficit of approximately $80.1 million from having incurred losses since its inception. The Company’s current period net income includes approximately $4.9 million of non-cash benefit relating to the decrease in the fair value of derivative liabilities. The Company has approximately $5.2 million of deficit in working capital at June 30, 2015 ($5.8 million of positive working capital when excluding the Series B warrant liability) and used approximately $4.1 million of cash in its operating activities during the six months ended June 30, 2015. The Company has financed its operations principally through issuances of debt and equity securities.

The Company completed its initial public offering (“IPO”) on November 18, 2014 upon the issuance of 1,650,000 units, each of which consisted of one share of common stock, one Series A Warrant and one Series B Warrant, at an offering price of $6.50 per unit and received net proceeds of $8.0 million, after deducting underwriting discounts and commissions and IPO related expenses. The Series A Warrants are registered securities that are freely tradable on the NASDAQ. The Series B Warrants have variable settlement provisions (see Note 6). On March 5, 2015 the Company received approximately $3.8 million as a result of Series B Warrant holders exercising warrants to purchase shares of the Company’s Common Stock (the “Private Transaction”). In addition, on March 6, 2015 the Company received approximately $0.2 million as a result of Series A Warrant holders exercising warrants to purchase shares of the Company’s Common Stock. During the six months ended June 30, 2015 the Company received $0.3 million from the exercise of stock options.

On July 24, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s common stock over the 24-month term of the purchase agreement (see Note 11).

Management believes that the Company has sufficient capital resources to sustain operations through at least the next twelve months.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of June 30, 2015 and results of its operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets and the valuation of debt and equity instruments and stock-based compensation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at two commercial banks that management believes are of high credit quality. Cash and cash equivalents deposited with these commercial banks exceeded the Federal Deposit Insurance Corporation insurable limit at June 30, 2015 and December 31, 2014. The Company expects this to continue.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including its money market fund, purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Inventory

Inventory as of December 31, 2014 consisted of raw materials to be used in the manufacture of CoSense monitors and single-use Precision Sampling Sets. As of June 30, 2015, the Company’s inventory includes approximately $124,000 of raw material, $123,000 of work-in-process and $29,000 in finished goods. Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method.

Patent

On June 30, 2015, the Company entered into an amendment of the BDDI Asset Purchase Agreement (the “BDDI Amending Agreement”), under which the Company committed to pay aggregate cash payments of $450,000 and issued 40,000 shares of common stock to an affiliate of BDDI. With respect to the aggregate cash payments of $450,000, the Company paid an affiliate of BDDI an initial sum of $150,000 on July 1, 2015, and is obligated to pay $100,000 on each of the six , twelve and eighteen-month anniversaries of the signing of the amended agreement. Under the original Asset Purchase Agreement dated June 11, 2010, the Company purchased a patent for Breath End Tidal Gas Monitor. The patent was issued on June 19, 2003 and expires on August 1, 2027. The Company has capitalized the fair value of the patent purchased as a long-term asset on its consolidated balance sheet, and is amortizing the fair value over the remaining useful life of the patent.

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

During the three months ended June 30, 2015, the Company began recognizing revenue related to a government grant awarded during the quarter. Government grants provide funds for certain types of expenditures in connection with research and development activities over a contractually defined period. Revenue related to government grants is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable performance obligations under the government grants have been met. Funds received under government grants are recorded as revenue if the Company is deemed to be the principal participant in the contract arrangements because the activities under the contracts are part of the Company’s development programs. If the Company is not the principal participant, the funds from government grants are recorded as a reduction to research and development expense. Funds received from government grants are not refundable and are recognized when the related qualified research and development expenses are incurred and when there is reasonable assurance that the funds will be received. Funds received in advance of the performance of the services are recorded as deferred revenue.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs consist primarily of salaries and benefits, consultant fees, prototype expenses, certain facility costs and other costs associated with clinical trials, net of reimbursed amounts.

Research and development costs include costs of $65,000 incurred and reimbursed under the government grant awarded in the 3 months ended June 30, 2015.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. In April 2015, the FASB proposed to defer for one year the effective date of the new revenue standard, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company in its first quarter of 2016 with early adoption permitted. The Company does not expect its pending adoption of ASU 2014-12 to have a material impact on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Management has evaluated the effect of the error and determined that it is immaterial to the Company’s financial position and results of operations for the year ended December 31, 2014 and, therefore, amendment of the previously filed annual report on Form 10-K is not considered necessary. However, if the adjustments to correct the cumulative errors had been recorded in the first quarter of 2015, management believes the impact would have been significant to the first quarter and would impact comparisons to prior periods. In accordance with guidelines issued in Staff Accounting Bulletin No. 108, the Company recorded adjustments in the current year’s beginning additional paid in capital, long term liabilities and accumulated deficit accounts to correct this error. The Company has also revised in this current Form 10-Q filing, and plan to revise in future filings of our Form 10-K, the previously reported annual financial statements for 2014 on Form 10-K for these amounts.

The following table sets forth the revised prior period balances reported in the Company’s comparative financial statements as if adjustments had been made:

(in thousands except per share data)	Previously reported	Adjustment	Revised
Balance sheet items at December 31, 2014:
Current liabilities	$1,290	$—	$1,290
Series A warrant liability	—	857	857
Series B warrant liability	17,439	—	17,439

Total liabilities	18,729	857	19,586
Additional paid-in capital	60,636	(1,494)	59,141
Accumulated deficit	(70,975)	637	(70,338)

Total stockholders’ deficit	(10,333)	(857)	(11,190)

Liabilities and stockholders’ deficit	$8,396	$—	$8,396

(in thousands except per share data)	Previously reported	Adjustment	Revised
Statement of operations items for the year ended December 31, 2014
Other income (expense)	$(4,585)	$637	$(3,949)

Net loss	$(13,875)	$637	(13,238)

Basic and diluted net loss per common share	$(10.92)	$0.50	(10.42)

Note 5. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the line of credit approximates fair value.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2014 (revised)
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$7,892	$7,892	$—	$—

Liabilities
Series A warrant liability	$857	$857	$—	$—
Series B warrant liability	17,439	—	—	17,439

Total common stock warrant liability	$18,296	$857	$—	$17,439

	Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$6,510	$6,510	$—	$—

Liabilities
Series A warrant liability	$2,159	$2,159	—	—
Series B warrant liability	11,025	—	—	11,025
Series C warrant liability	894	—	—	894

Total common stock warrant liability	$14,078	$2,159	$—	$11,919

The Series A Warrant is a registered security that trades on the open market. The fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which are listed on and obtained from NASDAQ. Accordingly, the Series A Warrants are a Level 1 measurement. The fair value measurement of the Series B and Series C Warrants are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Series B Warrant liability is calculated using a Monte Carlo simulation. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates (see Note 6). The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates (see Note 6). The Level 3 estimates are based, in part, on subjective assumptions.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 financial instruments, which are treated as liabilities, as follows:

	Series A Warrant		Series B Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability
		(in thousands)		(in thousands)		(in thousands)
Balance at December 31, 2014 (revised)	2,449,605	$857	2,449,605	$17,439	—	$—
Change in value of Series A Warrants	—	1,344	—	—	—	—
De-recognition of Series A Warrant liability upon exercise	(24,000)	(42)	—	—	—	—
De-recognition of Series B Warrant liability upon cash exercise of 589,510 warrants in Private Transaction (589,510 shares issued)	—	—	(589,510)	(6,430)	—	—
De-recognition of Series B Warrant liability for other cash exercises of 29,097 warrants (29,097 shares issued)	—	—	(29,097)	(317)	—	—
De-recognition of Series B Warrant liability upon cashless exercise of 216,330 warrants (86,207 shares issued)	—	—	(216,330)	(1,726)	—	—

	Series A Warrant		Series B Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability
		(in thousands)		(in thousands)		(in thousands)
De-recognition of Series B Warrant liability upon contribution of 468 warrants back to the Company	—	—	(468)	(3)	—	—
Change in value of Series B Warrants	—	—	—	2,062	—	—
Record Series C Warrant Liability	—	—	—	—	589,510	3,050
Change in value of Series C Warrants	—	—	—	—	—	(2,156)

Balance at June 30, 2015	2,425,605	$2,159	1,614,200	$11,025	589,510	$894

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

In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as June 30, 2015, to settle all existing commitments.

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

During the quarter ended March 31, 2015, a total of 24,000 Series A Warrants were exercised. As of June 30, 2015, the fair value of the 2,425,605 outstanding Series A warrants was approximately $2.2 million, and the decrease of $1.4 million in fair value during the three months ended June 30, 2015 was recorded as other income in the statement of operations.

Series B Warrants

The Company has issued 2,449,605 Series B Warrants to purchase shares of its Common Stock. In the event that the market price of the Company’s common stock falls below $6.50 at any time between March 12, 2015 and February 12, 2016 (expiration date), the Series B Warrants will become exercisable on a cashless basis for a number of common shares that increases as the market price of the Company’s common stock decreases, and exercisable at a discount to the tracking price of the common stock at the time. The result is an inverse relationship between the fair value of the shares and the number of shares issuable.

As of December 31, 2014 and June 30, 2015 the Company used a Monte Carlo simulation to calculate the fair value of its Series B Warrant liability. This model is dependent upon several variables such as the warrant’s term, exercise price, current stock price, risk-free interest rate estimated over the contractual term, estimated volatility of our stock over the term of the warrant and the estimated market price of our stock during the cashless exercise period. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies. The Company used the following inputs:

	December 31, 2014	June 30, 2015
Volatility	87%	90%
Expected Term (years)	1.1	0.62
Expected dividend yield	0.0%	0.0%
Risk-free rate	0.26%	0.26%

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

As of December 31, 2014 and June 30, 2015 the outstanding Series B Warrants and fair market values were:

Number of Warrants at December 31, 2014	Fair Value at December 31, 2014 (in thousands)	Number of Warrants at June 30, 2015	Fair Value at June 30, 2015 (in thousands)
2,449,605	$17,439	1,614,200	$11,025

The decrease in carrying amount of the Series B Warrants for the six months ended June 30, 2015 was $6.4 million, of which $1.9 million was attributed to the change in fair value of the warrant liability during three months ended June 30, 2015 and was recorded as other income in the statement of operations.

During the three and six months ended June 30, 2015, certain holders of Series B Warrants cashless exercised a total of 164,075 and 216,330 warrants, respectively resulting in the issuance of 65,021 and 86,207 shares of common stock, respectively, and the derecognition of approximately $1.3 million and $1.7 million respectively in Series B Warrant liability which was recorded as additional paid-in capital.

Series C Warrants

On March 5, 2015, the Company entered into separate agreements with certain Series B Warrant holders, who agreed to exercise their Series B Warrants to purchase an aggregate of 589,510 shares of the Company’s common stock at an exercise price of $6.50 per share, resulting in the de-recognition of $6.4 million of Series B warrant liability and gross proceeds to the Company of approximately $3.8 million based on the exercise price of the Series B warrants. In connection with this exercise of the Series B Warrants, the Company issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of the Company’s Common Stock underlying the Series B Warrants that were exercised. Each Series C Warrant is exercisable at $6.25 per share and will expire on March 5, 2020. The new Series C Warrants are exercisable into 589,510 shares of the Company’s Common Stock. As of March 31, 2015 and June 30, 2015, the fair value of the Series C Warrants was determined to be $2.5 million and $0.9 million, respectively. The decline in the fair value of the warrants of $1.6 million in the second quarter was recorded as other income in the Statement of Operations.

The Company has calculated the fair value of the Series C warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	March 5, 2015	June 30, 2015
Volatility	86%	90%
Expected Term (years)	5.00	4.68
Expected dividend yield	0.0%	0.0%
Risk-free rate	1.35%	1.35%

In April 2015, the Company issued a tender offer to the remaining holders of Series B warrants to induce the holders to cash exercise the outstanding Series B warrants in exchange for new Series C Warrants with an exercise price of $6.25 per share that expire on March 4, 2020. The tender offer was extended to warrant holders under a registration statement filed with the Securities and Exchange Commission on Form S-4, which was declared effective on June 25, 2015 and is set to expire on July 24, 2015. As of June 30, 2015, no Series B warrants have been tendered under the offer of exchange.

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

Note 8. Commitments and Contingencies

Facility Leases

The Company leases its headquarters facility under a non-cancelable operating lease agreement which was set to expire in May 2015. On February 2, 2015, the Company signed an amendment to its lease agreement, extending the lease through June 2018. The amendment provides for monthly lease payments of $22,000 beginning in June 2015, with increases in the following two years. The Company entered into a new lease agreement on July 1, 2015 (see Note 11).

Rent expense was $121,000 and $114,000 during the six months ended June 30, 2014 and 2015, respectively. Rent expense was $64,000 and $59,000 during the three months ended June 30, 2014 and 2015, respectively.

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

In 2010 the Company entered into an Asset Purchase Agreement (the “BDDI Asset Purchase Agreement”) with BioMedical Drug Development, Inc. (“BDDI”). Pursuant to the BDDI Asset Purchase Agreement, the Company made a payment of $150,000 for the acquisition of intellectual property which the Company used to develop its product, CoSense. As part of the terms of the agreement, the Company was contingently committed to make development and sales-related milestone payments of up to $200,000 under certain circumstances, as well as single-digit-percentage royalties relating to potential planned product sales of CoSense. During fiscal 2013 and 2014, the Company made no payments and incurred no liabilities in connection with the agreement, and there were no outstanding payments due as of December 31, 2014.

On June 30, 2015, the Company entered into an amendment of the BDDI Asset Purchase Agreement (the “BDDI Amending Agreement”), under which the Company committed to pay aggregate cash payments of $450,000 and issued 40,000 shares of common stock to an affiliate of BDDI, valued at $112,000 based on closing price of the common stock on June 30, 2015. With respect to the aggregate cash payments of $450,000, the Company paid an affiliate of BDDI an initial sum of $150,000 on July 1, 2015, and is obligated to pay $100,000 on each of the six , twelve and eighteen-month anniversaries of the signing of the amended agreement. Under the original Asset Purchase Agreement dated June 11, 2010, the Company purchased a patent for Breath End Tidal Gas Monitor. The patent was issued on June 19, 2003 and expires on August 1, 2027. The Company has capitalized the fair value of the patent purchased as a long-term asset on its consolidated balance sheet, and is amortizing the fair value over the remaining useful life of the patent.

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

Stock compensation expense was recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Research and development	$—	$23	$9	$72
Sales and marketing	—	14	—	34
General and administrative	5	164	7	496

Total	$5	$201	$16	$602

The following table summarizes stock option transactions as issued under the Plans:

	Options Available	Number of Shares	Average Exercise Price
Balances, December 31, 2014	606,061	1,072,011	$6.34
Authorized	270,764
Granted	(798,013)	798,013	$3.16
Exercised	—	(83,848)	$3.50
Forfeited	58,705	(58,705)	$5.05

Balances, June 30, 2015	137,517	1,727,471	$5.05

Future stock-based compensation for unvested employee options granted and outstanding as of June 30, 2015 is approximately $1.7 million and is expected to be recognized over the remaining requisite service period of 3.5 years.

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

As of June 30, 2015 there were no purchases by employees under this plan.

Common Stock Warrants

As of June 30, 2015, the Company had 480,147 common stock warrants outstanding from the 2010/2012 convertible notes. During the first quarter of 2015, 43,720 common stock warrants were cashless exercised resulting in the issuance of 13,407 shares of the Company’s common stock. The Company also has outstanding 9,259 common stock warrants issued in 2009 and 82,500 common stock warrants issued to the underwriter in our IPO.

Note 10. Net loss per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock actually outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise of common stock warrants and options. For the three and six months ended June 30, 2014 and the six months ended June 30, 2015, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share during the three and six months ended June 30, 2014 and 2015 (in thousands, except per share and share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$1,881	$(2,793)	$(9,770)	$(3,627)

Weighted-average shares used in computing net income (loss) per common share :
Basic	7,517,794	535,685	7,243,163	535,685

Diluted	7,630,644	535,685	7,243,163	535,685

Net income (loss) per share:
Basic	$0.25	$(5.21)	$(1.35)	$(6.77)

Diluted	$0.25	$(5.21)	$(1.35)	$(6.77)

The following are shares of common stock that would be issued if all options and warrants were exercised, all convertible promissory notes converted to common stock, and all convertible preferred stock converted to common stock. The potential shares of common stock have not been included in the calculation of fully diluted shares outstanding, because the effect of including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Convertible preferred stock	—	865,429	—	865,429
Warrants issued to 2010/2012 convertible note holders to purchase common stock	—	—	480,147
Stock issuable upon conversion of convertible notes	—	Adjustable	—	Adjustable
Warrants to purchase preferred stock	—	Adjustable	—	Adjustable
Options to purchase common stock	1,533,618	240,906	1,727,471	240,906
Warrants issued in 2009 to purchase common stock	9,259	9,259	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	—	82,500	—
Series A warrants to purchase common stock	2,425,605	—	2,425,605	—
Series B warrants to purchase common stock	1,614,200	—	1,614,200	—
Series C warrants to purchase common stock	589,510	—	589,510	—

	6,284,692	1,115,784	6,928,712	1,115,784

Using the treasury stock method the following options and warrants were included in the calculation of fully diluted shares outstanding for the three months ended June 30, 2015:

	Three Months Ended June 30,
	2015	2014
Warrants issued to 2010/2012 convertible note holders to purchase common stock	480,147	—
Options to purchase common stock	193,853	—

Note 11. Subsequent Events

On July 1, 2015 the Company executed a new four year non-cancelable operating lease agreement for 8,171 square feet of office space for its headquarters facility. The lease agreement provides for monthly lease payments of $23,300 beginning in September of 2015, with increases in the following three years. An additional 5,265 square feet of office space will become part of the new lease agreement on March 1, 2016.

On July 24, 2015, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s common stock over the 24-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. Under the Purchase agreement, after the SEC has declared effective the registration statement referred to above, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 75,000 shares of the Company’s common stock per business day, up to $10.0 million of the Company’s common stock

Subsequent to June 30, 2015, certain shareholders cashless exercised 189,879 Series B Warrants, which resulted in the Company issuing 534,497 shares of Common Stock.

Subsequent to June 30, 2015, certain Series B warrant holder(s) tendered their Series B Warrants under the tender offer, which resulted in the issuance of 905 shares of Capnia Common Stock, the issuance of 905 Series C Warrants and proceeds to the Company of $5,882.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

As of June 30, 2015, we had an accumulated deficit of $80.1 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of CoSense and other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz and a minimal amount of revenue from CoSense. The GSK agreement terminated in June 2014, and we may not generate future licensing revenue. We may never be successful in commercializing our CoSense product or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2014 and 2015

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Government grant revenue	$65	$—	$65	$65	$—	$65
Product revenue	$32	$—	$32	$54	$—	$54

Total revenue	97		97	119		119
Cost of product revenue	22	—	22	40	—	40

Gross profit	75	—	75	79	—	79
Operating expenses:
Research and development	1,181	549	632	2,059	921	1,138
Sales and marketing	506	12	494	772	12	760
General and administrative	1,432	746	686	2,718	1,058	1,660

Total expenses	3,119	1,307	1,812	5,549	1,991	3,558
Loss from operations	(3,044)	(1,307)	(1,737)	(5,470)	(1,991)	(3,479)
Interest expense, net	—	(670)	670	(1)	(1,058)	1,059
Change in fair value of warrants	4,925	(816)	5,741	(1,249)	(578)	(671)
Inducement charge for Series C Warrants	—	—	—	(3,050)	—	(3,050)

Other income (expense), net	4,925	(1,486)	6,411	(4,300)	(1,636)	(2,664)

Net income (loss)	$1,881	$(2,793)	$4,674	$(9,770)	$(3,627)	$(6,143)

Revenue

No revenue was recognized in the three and six months ended June 30, 2014.

During the three months ended June 30, 2015, we recognized $65,000 of government grant revenue from a new grant awarded during the quarter, and $32,000 of revenue from sales of CoSense and Precision Sampling Sets. In the six months ended June 30, 2015, we recognized $65,000 of government grant revenue and $54,000 of revenue from sales of CoSense and Precision Sampling Sets.

Research and development expense

Research and development expense increased $0.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively as compared to the same periods in 2014. The increase was primarily due to employee related expenses, including stock based compensation, due to higher headcount in 2015 versus 2014; increased expenses associated with our therapeutics pipeline and expenses incurred due to the grant we were awarded in the three months ended June 30, 2015.

Sales and marketing expense

Sales and marketing expense increased to $0.5 million for the three months ended June 30, 2015, as compared to $12,000 during the same period in 2014. The increase was primarily due to the addition of the Chief Commercial Officer in April of 2015, the addition of sales personnel and commercial launch activities for CoSense.

Sales and marketing expense increased to $0.8 million for the six months ended June 30, 2015, as compared to $12,000 for the same period in 2014. The increase was primarily due to the addition of sales personnel and commercial launch activities for CoSense.

General and administrative expense

General and administrative expense increased to $1.4 million for the three months ended June 30, 2015, as compared to $0.7 million in the same period in 2014. The increase was primarily due to an increase in consulting costs and employee related expenses as a result of increased executive headcount in 2015 versus 2014, including stock based compensation and the costs of being a public company.

General and administrative expense increased to $2.7 million for the six months ended June 30, 2015, as compared to $1.1 million in the same period in 2014. The increase was primarily due to increase in consulting costs and employee related expenses as a result of increased executive headcount in 2015 versus 2014, including stock based compensation and the costs of being a public company.

Interest expense, net

Interest expense decreased from $0.7 million in the three months ended June 30, 2014 to zero during the three months ended June 30, 2015. Interest expense decreased from $1.1 million in the six months ended June 30, 2014 to $1,000 during the six months ended June 30, 2015.

Interest expense during the 2014 periods was due to the outstanding debt balance from the 2010-2014 convertible notes that converted at the time of the IPO in November 2014. Interest expense during the 2015 period was due to a line of credit that was repaid during the three months ended March 31, 2015.

Change in fair value of warrants

The change in fair value of warrants changed to $4.9 million of income for the three months ended June 30, 2015, as compared to $0.8 million of expense in the same period in 2014. The change in fair value of warrants increased to $1.2 million of expense for the six months ended June 30, 2015, as compared to $0.6 million of expense in the same period in 2014. The changes were due to the issuance of Series A Warrants, Series B Warrants and Series C Warrants in connection with financing transactions and the change in value of these warrants during 2015. In the three and six months ended June 30, 2014, the change in the fair value of the preferred stock warrants recorded as expense was due to the increase in the value of the warrant, liabilities, which were later reclassified to equity after the IPO.

Inducement charge for Series C Warrants

Inducement charge for Series C Warrants amounted to zero and $3.1 million for the three and six months ended June 30, 2015, respectively. The expense was due to the issuance of the Series C Warrants during the three months ended March 31, 2015, which were treated as an inducement.

Liquidity and Capital Resources

	Six Month Periods Ended June 30,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(4,060)	$(1,666)
Net cash provided by (used in) investing activities	(31)	1
Net cash provided by financing activities	3,664	1,604

Net decrease in cash and cash equivalents	$(427)	$(61)

Cash used in operating activities

During the six months ended June 30, 2015, net cash used in operating activities was $4.1 million, which was primarily due to the use of funds in our operations, as well as adjustments for non-cash items including the $4.3 million change in fair value of warrants and the Series C Warrants inducement charge and the $0.6 million of stock based compensation expense, offset by increases in accounts payable and accrued liabilities of $1.0 million. Net cash used in operating activities in the six months ended June 30, 2014 totaled $1.7 million, which was primarily due to the net loss of the Company as well as adjustments for non-cash items, including the change in the fair value of preferred stock warrants of $0.6 million and the non-cash interest expense relating to warrants and convertible promissory notes of $1.1 million.

Cash used in investing activities

Cash used in investing activities consisted primarily of investment in equipment and change in restricted cash.

Cash provided by financing activities

During the six months ended June 30, 2015 cash provided by financing activities was $3.7 million, consisting primarily of $4.2 million in proceeds from issuance of common stock as a result of the exercise of Series A Warrants and Series B Warrants and the $0.3 million received from the exercise of common stock options, offset by payment of IPO costs and Series B transaction costs of $0.7 million and the repayment of the outstanding balance on our line of credit of $0.1 million. During the six months ended June 30, 2014, cash provided by financing activities was $1.6 million, primarily from the cash received from the issuance of convertible notes payable.

As of June 30, 2015, we had cash and cash equivalents of approximately $7.5 million. We believe that our cash resources are sufficient to meet our cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended June 30, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective because we had a material weakness in our internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer carried out the quarterly evaluation and concluded that the deficiencies continued through the second quarter of 2015 and the controls were not effective as of June 30, 2015. The deficiencies included the correct application of complex accounting principles related to financial instruments and fair value issues, resulting in adjustments to our financial statements and a requirement to revise our financial statements for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Management’s Remediation Activities,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a developer of therapeutics and diagnostics with a limited operating history. Other than CoSense, which has received 510(k) clearance from the FDA and CE Mark certification in the E.U., we have no other products currently approved. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical device product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of June 30, 2015, we had an accumulated deficit of $80.1 million.

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

The commercialization of CoSense, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of June 30, 2015, we had approximately $7.5 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Other than the recently closed $10.0 million common stock purchase agreement with Aspire Capital, we do not have any material committed external source of funds or other support for our commercialization and development efforts. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to Serenz, CoSense, or potential planned products, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

The extent to which we utilize the Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $2.63 per share. Even if we are able to access the full $10.0 million under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.

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

We only recently commercially launched CoSense. Our efforts to launch CoSense into the neonatology marketplace are subject to a variety of risks, any of which may prevent or limit sales of the CoSense instruments and consumables. Furthermore, commercialization of products into the medical marketplace is subject to a variety of regulations regarding the manner in which potential customers may be engaged, the manner in which products may be lawfully advertised, and the claims that can be made for the benefits of the product, among other things. Our lack of experience with product launches may expose us to a higher than usual level of risk of non-compliance with these regulations, with consequences that may include fines or the removal of CoSense from the marketplace by regulatory authorities.

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

In recent years, we have incurred significant costs in connection with the development of CoSense. For the three months ended June 30, 2015, our research and development expenses were $1.2 million. We expect our expenses to increase for the foreseeable future, as we conduct studies of CoSense and continue to develop our planned products, including tests for nitric oxide and other analytes. We will also incur significant expenses to establish a sales and marketing organization, and to drive adoption of and reimbursement for our products. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

The risk of failure of clinical development is high. It is impossible to predict when or if this or any planned products will prove safe enough to receive regulatory approval. Undesirable side effects caused by Serenz or any of our planned products could cause us or regulatory authorities to interrupt, delay or halt clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, David D. O’Toole, our Senior Vice President, Chief Financial Officer, Anthony Wondka, our Senior Vice President of Research and Development, Ed Ebbers, our Senior Vice President, Chief Commercial Officer, and Kristen Yen, our Vice President of Clinical & Regulatory. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our Chief Executive Officer, Chief Financial Officer, Chief Commercial Officer, Vice President of Clinical & Regulatory, and Senior Vice President of Research and Development have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1,000,000 “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.

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

As of June 30, 2015, we had 22 employees and 13 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since shares of our Common Stock were sold in our IPO in November 2014 at a price of $6.50 per unit, the reported high and low prices of our Common Stock since our IPO have ranged from $9.90 to $1.02 through June 30, 2015. As a result of this volatility, investors may not be able to sell their Common Stock at or above the purchase price. The market price for our Common Stock may be influenced by many factors, including the following:

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales may occur, could materially and adversely affect the price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of Common Stock sold in our IPO are freely tradable, without restriction, in the public market, except for any shares sold to our affiliates.

As of June 30, 2015, approximately 7,595,175 shares of Common Stock may be sold in the public market by existing stockholders, subject to volume and other limitations imposed under the federal securities laws. Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and could materially impair our ability to raise capital through offerings of our Common Stock.

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

Our executive officers, directors and stockholders own a majority of our outstanding Common Stock. Entities associated with Vivo Ventures and our Chairman, Ernest Mario, as of June 30, 2015, own approximately 55% of our common stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management has devoted and will be required to continue to devote substantial time to new compliance initiatives.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the SEC, and the rules and regulations of The NASDAQ Capital Market, or NASDAQ. The expenses of being a public company are material, and compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it difficult and expensive for us to obtain adequate director and officer liability insurance, and we may be required to accept reduced policy limits on coverage or incur substantial costs to maintain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees, or as executive officers.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2014 and June 30, 2015, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion of our IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing for our IPO, we determined that material adjustments to various accounts were necessary, which required us to restate the financial statements for the year ended December 31, 2012, which had been previously audited by another independent audit firm. These adjustments leading to a restatement of those financial statements led us to conclude that we had a material weakness in internal control over financial reporting as of December 31, 2012. The material weakness that we identified was that we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. We also found that the weakness persisted through the year ended December 31, 2014 and the quarter ended June 30, 2015.

This material weakness contributed to adjustments to previously issued financial statements in principally, but not limited to, the following areas: equity accounting in connection with our issuance of Series A, B, and C convertible preferred stock and related warrants, and period-end cutoff for development-related expenses, and equity and liability accounting for the Series A Warrants, Series B Warrants and Series C Warrants.

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

A significant number of our shares of our Common Stock became eligible for sale upon the completion of our IPO and subsequent exercise of Series B Warrants issued in our IPO, and a significant number of additional shares of our Common Stock may become eligible for sale at a later date, and their sale could depress the market price of our Common Stock.

In our IPO, we issued Series A Warrants and Series B Warrants to purchase a total of 4,899,210 shares of Common Stock. In March, 2015, certain holders of our Series B Warrants have cash exercised their Series B Warrant for an aggregate of 589,510 shares of Common Stock and were correspondingly issued Series C Warrants to purchase up to a maximum of 589,510 shares of our Common Stock. In the event that the market price of our Common Stock is below $6.50 at any time between four and fifteen months after the issuance of the Series B Warrants, the Series B Warrants will become exercisable on a cashless basis for a number of shares of Common Stock that increases as the market price of our Common Stock decreases. This may result in a number of shares issued, pursuant to the cashless exercise of Series B Warrants, significantly in excess of the original 2,449,605 shares originally exercisable under all Series B Warrants originally issued in our IPO. As of June 30, 2015, we had 1,614, 200 Series B Warrants outstanding. If the price of our Common Stock were to fall to $1.00 per share, the minimum share price necessary for continued listing on the NASDAQ Capital Market, at any time more than four months, and less than fifteen months, after the IPO, the number of shares for which the Series B Warrants outstanding as of June 30, 2015 may be cashless exercised for would exceed 13 million shares. This would result in majority ownership of our Common Stock by Series B Warrant holders, if all the Series B Warrant holders exercised their warrants at that time. Under certain other circumstances, exercises of the Series A Warrants, Series B Warrants and the proposed Series C Warrants may be on a cashless basis, resulting in dilutive issuance of common shares of the company without cash proceeds to the company.

As of June 30, 2015, options to purchase 1,727,471 shares of our Common Stock were issued and outstanding with a weighted average exercise price of $5.05 per share.

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

The exercise of some or all of our warrants results in issuance of common shares that dilute the ownership interests of existing stockholders. Any sales of the Common Stock issuable upon exercise of the warrants could adversely affect prevailing market prices of our Common Stock. In addition, the Series B Warrants contain a provision that will allow exercise of these warrants for a number of shares of Common Stock that increases as the trading market price of our Common Stock decreases. The potential for such dilutive exercise of the Series B Warrants may depress the price of our Common Stock regardless of our business performance, and could encourage short selling by market participants, especially if the trading price of our Common Stock remains below our IPO offering price in the period between four and fifteen months after our IPO.

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

We have listed our Common Stock and Series A Warrants on the NASDAQ Capital Market. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, and market capitalization above certain specified levels. On July 17, 2015, we received a notice from the NASDAQ informing us that the NASDAQ Listing Rules (the “Rules”) require listed securities to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million. The Company’s MVLS for the 30 consecutive business days preceding July 17, 2015 no longer met this requirement and consequently, a deficiency occurred with respect to the Rules. The Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance. The Company may get back in compliance with the Rules within 180 calendar days from the date of the notice, which re-compliance period will end January 16, 2016. In addition, since we do not expect to become profitable for some time after the filing of this prospectus, there is a risk that our shareholders’ equity could fall below the $2.5 million level required by the NASDAQ Capital Market. If we fail to conform to the NASDAQ listing requirements on an ongoing basis, and in particular, if we cannot increase MVLS for any consecutive 10 calendar day period before January 16, 2016, our Common Stock would cease to trade on the NASDAQ Capital Market exchange, and may move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by Pink OTC Markets, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ Capital Market.

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

The warrants offered as part of our IPO and in subsequent transactions do not confer any rights of Common Stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price for a limited period of time. Specifically, holders of Series A Warrants may exercise their right to acquire the Common Stock and pay an exercise price of $6.50 per share prior to the expiration of the five-year term on November 12, 2019, after which date any unexercised Series A Warrants will expire and have no further value. Holders of the Series B Warrants may exercise their right to acquire the Common Stock and pay an exercise price of $6.50 per share prior to the expiration of their 15-month term on February 12, 2016, after which date any unexercised Series B Warrants will expire and have no further value. Holders of Series C Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.25 per share prior to the expiration of the five-year term on March 4, 2020. In certain circumstances, the Series A, Series B Warrants and Series C Warrants may be exercisable on a cashless basis, and certain other circumstances may affect the number of shares into which the Series B Warrants may be exercisable. Moreover, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their public offering price. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

•	our board of directors is divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;

•	our board of directors has the right to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on our board of directors;

•	our stockholders are not able to act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock cannot take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by our board of directors, the chairman of our board, the chief executive officer or the president;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	amendments of our certificate of incorporation and bylaws require the approval of 66 2/3% of our outstanding voting securities;

•	our stockholders are required to provide advance notice and additional disclosures in order to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors are able to issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.3 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $1.9 million, in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of common shares by Aspire Capital could cause the price of our common stock to decline.

We will register for sale the Commitment Shares that we have issued and 2,428,109 shares that we may sell to Aspire Capital under the Purchase Agreement. It is anticipated that the shares sold to Aspire Capital pursuant to the Purchase Agreement and registered will be sold over a period of up to approximately twenty-four months. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Purchase Agreement may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all, some or none of the $10.0 million worth of common stock under the Purchaser Agreement. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Purchase Agreement. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

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

On March 5, 2015, in a private transaction, we entered into separate agreements with certain holders of our Series B Warrants that were issued in our IPO, who agreed to exercise their Series B Warrants to purchase an aggregate of 589,510 shares of our common stock at an exercise price of $6.50 per share, resulting in net proceeds to us of approximately $3.8 million. In connection with this exercise of the Series B Warrants, we issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of our Common Stock issued upon exercise of the Series B Warrants. Each Series C Warrant will be exercisable at $6.25 per share and will expire on March 5, 2020. The new Series C Warrants are exercisable into 589,510 shares of our Common Stock. The Series C Warrants were treated as an inducement to enter into the transaction. The Series C Warrants were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended and/or Regulation D thereunder as a private offering, without general solicitation, made only to and with accredited investors, pursuant to which we filed a Notice of Exempt Offering on Form D on March 11, 2015. In April 2015, we filed a registration statement on Form S-4 with the SEC to launch a formal tender/registered exchange offer to provide to those holders of Series B Warrants that were not contacted pursuant to the private transaction the same opportunity to exercise such warrants for their cash exercise price and receive the same Series C Warrant exercisable for the number of shares of Common Stock that are exercised by such holder under their Series B Warrant. In May 2015, the shares of Common Stock issuable upon exercise of the Series C Warrants were registered pursuant to a registration statement on Form S-1 under Rule 424(b) of the Securities Act of 1933, as amended (File No. 333-203843), which was effective immediately upon filing on May 19, 2015.

On June 30, 2015, and in connection with the BDDI Amending Agreement, we entered into a Common Stock Purchase Agreement pursuant to which 40,000 shares of Common Stock were issued to an affiliate of BDDI. The issuance of such shares of Common Stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

Date: August 10, 2015	CAPNIA, INC.

	By:	/s/ David D. O’Toole
David D. O’Toole
Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

3.2	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2

3.4	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4

4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein.	S-1	June 10, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	July 1, 2014	4.18

4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.19	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

10.21	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement	8-K/A	March 6, 2015	10.1

10.25	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015	S-4	April 1, 2014	10.25

10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015	8-K	July 7, 2015	10.1

10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015	8-K	July 7, 2015	10.2

10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015	8-K	July 27, 2015	4.1

10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015	8-K	July 27, 2015	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Capnia, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.