Form 10-Q
period 2015-09-30
Capnia, Inc.
filed 2015-11-12
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 1, 2015 there were 12,367,307 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

CAPNIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Capnia, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands except share and per share data)

	September 30, 2015	December 31, 2014
		(revised-Note 4)
Assets
Current assets
Cash and cash equivalents	$4,720	$7,957
Accounts receivable	94	—
Restricted cash	111	20
Inventory	376	109
Prepaid expenses and other current assets	225	252

Total current assets	5,526	8,338
Long-term assets
Property and equipment, net	98	58
Goodwill	718	—
Other intangible assets, net	946	—

Total assets	$7,288	$8,396
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$953	$987
Accrued compensation and other current liabilities	1,224	201
Series B warrant liability	3,851	—
Line of credit and accrued interest	—	102

Total current liabilities	6,028	1,290

Long-term liabilities
Series A warrant liability (see Note 4)	1,819	857
Series B warrant liability	—	17,439
Series C warrant liability	581	—
Other liabilities	151	—

Total long-term liabilities	2,551	18,296

Total liabilities	8,579	19,586

Stockholders’ deficit
Common stock, $0.001 par value, 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 12,318,508 and 6,769,106 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	12	7
Additional paid-in-capital (see Note 4)	82,099	59,141
Accumulated deficit (see Note 4)	(83,402)	(70,338)

Total stockholders’ deficit	(1,291)	(11,190)

Total liabilities and stockholders’ deficit	$7,288	$8,396

See accompanying notes to condensed consolidated financial statements

Capnia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Government grant revenue	$155	—	$220	$—
Product revenue	92	—	146	—

Total revenue	247	—	366	—
Cost of product revenue	56	—	96	—

Gross profit	191	—	270	—
Expenses
Research and development	1,193	717	3,252	1,633
Sales and marketing	467	84	1,239	96
General and administrative	1,714	522	4,432	1,585

Total expenses	3,374	1,323	8,923	3,314
Operating loss	(3,183)	(1,323)	(8,653)	(3,314)

Interest and other income (expense)
Interest expense, net	—	(752)	(1)	(1,810)
Change in fair value of warrants liabilities	73	(318)	(1,177)	(895)
Other expense	(183)	—	(183)	—
Inducement charge for Series C warrants	—	—	(3,050)	—

Other income (expense), net	(110)	(1,070)	(4,411)	(2,705)

Net loss	$(3,293)	(2,393)	$(13,064)	$(6,019)

Basic and diluted net loss per common share	$(0.33)	$(4.47)	$(1.60)	$(11.24)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	10,040,079	535,685	8,178,897	535,685

See accompanying notes to condensed consolidated financial statements

Capnia, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,064)	$(6,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	20
Stock-based compensation expense	746	21
Amortization of intangible assets	11	—
Loss on disposition of property and equipment	—	8
Change in fair value of preferred stock warrants	—	888
Change in fair value of common stock warrants	1,177	—
Inducement charge for Series C warrants	3,050	—
Non-cash expense of issuing shares to Aspire Capital	183	—
Non-cash interest expense relating to warrants and convertible promissory notes	—	1,811
Change in operating assets and liabilities:
Accounts receivable	(94)	112
Inventories	(267)	—
Prepaid expenses and other assets	27	(101)
Accounts payable	542	103
Accrued liabilities	720	229

Net cash used in operating activities	(6,921)	(2,928)
Cash flows from investing activities:
Cash paid for purchase of assets of NeoForce Group, Inc.	(1,000)	—
Increase in restricted cash	(91)	—
Cash paid for patent acquisition	(150)	—
Purchase of property and equipment	(48)	—

Net cash (used in) provided by investing activities	(1,289)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	1,434	—
Proceeds from exercise of common stock options	294	—
Proceeds from issuance of convertible notes payable	—	1,999
Proceeds from exercise of Series A warrants	156	—
Proceeds from exercise of Series B warrants (Private Transaction)	3,832	—
Proceeds from exercise of Series B warrants (Tender offer)	6	—
Proceeds from other exercise of Series B warrants	189	—
Series B warrant transaction costs paid	(306)	—
Initial public offering costs paid	(530)	(276)
Repayment of credit line	(102)	—

Net cash provided by financing activities	4,973	1,723
Net increase (decrease) in cash and cash equivalents	(3,237)	(1,205)
Cash and cash equivalents, beginning of period	7,957	1,269
Cash and cash equivalents, end of period	$4,720	$64
Supplemental disclosures of noncash investing and financing information
Patent costs included in Accrued liabilities	300	—
De-recognition of Series B warrant liability (cash exercise)	6,747	—
De-recognition of Series B warrant liability (cashless exercise)	9,475	—
De-recognition of Series A warrant liability (cash exercise)	42	—
Reduction in initial public offering costs payable	45	—
Cashless exercise of 2010/2012 warrants	13	—
De-recognition of Series B warrants contributed back to the Company	3	—
Issuance of 50,000 shares of Common Stock as consideration for patent acquisition	112

See accompanying notes to condensed consolidated financial statements.

Capnia, Inc.

September 30, 2015

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Capnia, Inc. (the “Company”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. The Company develops and commercializes neonatology devices and diagnostics. The Company also has a therapeutics platform based on its proprietary technology for precision metering of gas flow.

On September 2, 2015, the Company established NeoForce, Inc., or NFI, a wholly owned subsidiary incorporated in the State of Delaware. On September 8, 2015 (the “Closing Date”), NFI, acquired substantially all of the assets of an unrelated privately held company NeoForce Group, Inc., or NeoForce Group, in exchange for an upfront cash payment of $1.0 million and royalties on future sales (see Note 12). NeoForce Group developed innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets that the Company is now marketing through NFI.

On April 27, 2015, the Company established Capnia UK Limited, a wholly owned foreign subsidiary in the United Kingdom. There have been no significant activities for this entity during the three and nine months ended September 30, 2015.

The Company’s first diagnostic product, CoSense®, aids in diagnosis of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense has 510(k) clearance for sale in the U.S. with a specific Indication for Use related to hemolysis issued, and has received CE Mark certification for sale in the European Union (“E.U.”). CoSense is commercially available in the U.S. In addition, the Company is applying its research and development efforts to additional diagnostic products based on its Sensalyze™ Technology Platform, a portfolio of proprietary methods and devices which enables CoSense and can be applied to detect a variety of analytes in exhaled breath and other products for the neonatology market. The Company has also obtained CE Mark certification in the E.U. for Serenz™, a therapeutic product candidate for the treatment of symptoms related to allergic rhinitis (“AR”).

Note 2. Liquidity, Financial Condition and Management’s Plans

The Company had a net loss of $3.3 million for the quarter ended September 30, 2015 and has an accumulated deficit of approximately $83.4 million at September 30, 2015 from having incurred losses since its inception. The Company has approximately $0.5 million of deficit in working capital at September 30, 2015 ($3.4 million of positive working capital when excluding the Series B warrant liability) and used approximately $6.9 million of cash in its operating activities during the nine months ended September 30, 2015. The Company has financed its operations principally through issuances of debt and equity securities.

The Company completed its initial public offering (“IPO”) on November 18, 2014 upon the issuance of 1,650,000 units, each of which consisted of one share of Common Stock, one Series A Warrant and one Series B Warrant, at an offering price of $6.50 per unit and received net proceeds of $8.0 million, after deducting underwriting discounts and commissions and IPO related expenses. The Series A Warrants are registered securities that are freely tradable on the NASDAQ. The Series B Warrants have variable settlement provisions (see Note 6). On March 5, 2015 the Company received approximately $3.8 million as a result of Series B Warrant holders exercising warrants to purchase shares of the Company’s Common Stock (the “Private Transaction”). In addition, on March 6, 2015 the Company received approximately $0.2 million as a result of Series A Warrant holders exercising warrants to purchase shares of the Company’s Common Stock. During the nine months ended September 30, 2015 the Company received $0.3 million from the exercise of stock options.

On July 24, 2015, the Company entered into a Common Stock purchase agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s Common Stock over the 24-month term of the Aspire Purchase Agreement (as defined below) (see Note 8). During the quarter ended September 30, 2015, the Company issued an aggregate of 506,585 shares of Common Stock to Aspire Capital in exchange for approximately $1.4 million.

On October 12, 2015, the Company entered into a Securities Purchase Agreement (the “Sabby Purchase Agreement”) with funds managed by Sabby Management, LLC, to purchase up to $10 million worth of Series A Convertible Preferred Stock (the “Preferred Stock”). The sale of the Preferred Stock is expected to take place in two separate closings. Upon the first closing, which closed on October 15, 2015, the Company received proceeds of approximately $4.0 million, net of $0.5 million in estimated expenses (see Note 13).

Management believes that the Company has sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of September 30, 2015 and results of its operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, the valuation of debt and equity instruments, stock-based compensation, value and life of acquired intangibles and allowances for accounts receivable and inventory.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at two commercial banks that management believes are of high credit quality. Cash and cash equivalents deposited with these commercial banks exceeded the Federal Deposit Insurance Corporation insurable limit at September 30, 2015 and December 31, 2014. The Company expects this to continue.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including its money market fund, purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in institutions in the U.S. and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Inventory

Inventory as of December 31, 2014 consisted of raw materials to be used in the manufacture of CoSense monitors and single-use Precision Sampling Sets. As of September 30, 2015, the Company’s inventory includes approximately $159,000 of raw material, $159,000 of work-in-process and $58,000 in finished goods. Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method.

Patent

        On June 30, 2015, the Company entered into an amendment of the BDDI Asset Purchase Agreement (the “BDDI Amending Agreement”), under which the Company committed to pay aggregate cash payments of $450,000 and issued 40,000 shares of Common Stock to an affiliate of BDDI. With respect to the aggregate cash payments of $450,000, the Company paid an affiliate of BDDI an initial sum of $150,000 on July 1, 2015, and is obligated to pay $100,000 on each of the six, twelve and eighteen-month anniversaries of the signing of the amended agreement. The $300,000 payable under this agreement has been included in Accrued compensation and other current liabilities on the balance sheet. On July 24, 2015, the Company issued 40,000 shares to an affiliate of BDDI. Under the original Asset Purchase Agreement dated June 11, 2010, the Company purchased a patent for Breath End Tidal Gas Monitor. The patent was issued on June 19, 2003 and expires on August 1, 2027. The Company has capitalized the fair value of the patent purchased as an intangible asset on its consolidated balance sheet, and is amortizing the fair value over the remaining useful life of the patent.

In July 2015, the Company also entered into a consulting agreement with an affiliate of BDDI. As part of this consulting agreement the Company issued 10,000 shares to the affiliate of BDDI.

Business Combinations

For business combinations the Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred.

The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may retroactively record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 5 to 12 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

Intangible assets consist of the following at September 30, 2015 (in thousands):

		Accumulated		Useful Lives
	Amount	Amortization	Net Amount	(years)
Patents and trademarks	$697	$(11)	$686	5-12
Customer contracts	260	—	260	10

Goodwill

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There was no impairment of goodwill for the nine month period ended September 30, 2015. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

Revenue Recognition

The Company began recognizing sales of CoSense during the three months ended March 31, 2015. In addition, the Company began recognizing sales of NFI pulmonary resuscitation products during the three months ended September 30, 2015.

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

The Company recognizes revenue related to a government grant awarded during the nine months ended September 30, 2015. Government grants provide funds for certain types of expenditures in connection with research and development activities over a contractually defined period. Revenue related to government grants is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable performance obligations under the government grants have been met. Funds received under government grants are recorded as revenue if the Company is deemed to be the principal participant in the contract arrangements because the activities under the contracts are part of the Company’s development programs. If the Company is not the principal participant, the funds from government grants are recorded as a reduction to research and development expense. Funds received from government grants are not refundable and are recognized when the related qualified research and development expenses are incurred and when there is reasonable assurance that the funds will be received.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs consist primarily of salaries and benefits, consultant fees, prototype expenses, certain facility costs and other costs associated with clinical trials, net of reimbursed amounts.

Research and development costs include costs of $220,000 incurred and reimbursed under the government grant awarded in the nine months ended September 30, 2015.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs , which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition . This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. In April 2015, the FASB proposed to defer for one year the effective date of the new revenue standard, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern . The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2014 (revised)
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$7,892	$7,892	$—	$—

Liabilities
Series A warrant liability	$857	$857	$—	$—
Series B warrant liability	17,439	—	—	17,439

Total common stock warrant liability	$18,296	$857	$—	$17,439

	Fair Value Measurements at September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$3,798	$3,798	$—	$—

Liabilities
Series A warrant liability	$1,819	$1,819	—	—
Series B warrant liability	3,851	—	—	3,851
Series C warrant liability	581	—	—	581

Total common stock warrant liability	$6,251	$1,819	$—	$4,432

The Series A Warrant is a registered security that trades on the open market. The fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which is listed on and obtained from NASDAQ. Accordingly, the Series A Warrants are a Level 1 measurement. The fair value measurements of the Series B and Series C Warrants are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Series B Warrant liability is calculated using a Monte Carlo simulation. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates (see Note 6). The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates (see Note 6). The Level 3 estimates are based, in part, on subjective assumptions.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 financial instruments, which are treated as liabilities, as follows:

	Series A Warrant		Series B Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability
		(in thousands)		(in thousands)		(in thousands)
Balance at December 31, 2014 (revised)	2,449,605	$857	2,449,605	$17,439	—	$—
Change in value of Series A Warrants	—	1,004	—	—	—	—
De-recognition of Series A Warrant liability upon exercise	(24,000)	(42)	—	—	—	—
De-recognition of Series B Warrant liability upon cash exercise of 589,510 warrants in Private Transaction (589,510 shares issued)	—	—	(589,510)	(6,430)	—	—
De-recognition of Series B Warrant liability for other cash exercises of 29,097 warrants (29,097 shares issued)	—	—	(29,097)	(317)	—	—
De-recognition of Series B Warrant liability upon cashless exercise of 1,302,052 warrants (4,180,159 shares issued)	—	—	(1,302,052)	(9,475)	—	—
De-recognition of Series B Warrant liability upon contribution of 468 warrants back to the Company	—	—	(468)	(3)	—	—
Change in value of Series B Warrants	—	—	—	2,643	—	—
Record Series C Warrant Liability (Private Transaction)	—	—	—	—	589,510	3,050
Record Series C Warrant Liability and de-recognition of Series B Warrant liability upon cash exercise of 905 warrants (905 shares issued) in the tender offer	—	—	(905)	(6)	905	1
Change in value of Series C Warrants	—	—	—	—	—	(2,470)
Balance at September 30, 2015	2,425,605	$1,819	527,573	$3,851	590,415	$581

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

In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as September 30, 2015, to settle all existing commitments.

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

During the quarter ended March 31, 2015, a total of 24,000 Series A Warrants were exercised. As of September 30, 2015, the fair value of the 2,425,605 outstanding Series A warrants was approximately $1.8 million, and the decrease of $0.32 million in fair value during the three months ended September 30, 2015 was recorded as other income in the statement of operations.

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

As of December 31, 2014 and September 30, 2015 the Company used a Monte Carlo simulation to calculate the fair value of its Series B Warrant liability. This model is dependent upon several variables such as the warrant’s term, exercise price, current stock price, risk-free interest rate estimated over the contractual term, estimated volatility of our stock over the term of the warrant and the estimated market price of our stock during the cashless exercise period. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies. The Company used the following inputs:

	September 30, 2015	December 31, 2014
Volatility	90%	87%
Expected Term (years)	0.27	1.1
Expected dividend yield	0.0%	0.0%
Risk-free rate	0.26%	0.26%

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

As of December 31, 2014 and September 30, 2015 the outstanding Series B Warrants and fair market values were:

Number of Warrants at December 31, 2014	Fair Value at December 31, 2014 (in thousands)	Number of Warrants at September 30, 2015	Fair Value at September 30, 2015 (in thousands)
2,449,605	$17,439	527,573	$3,851

The decrease in carrying amount of the Series B Warrants for the nine months ended September 30, 2015 was $13,588 million, of which $0.58 million was attributed to the change in fair value of the warrant liability during the three months ended September 30, 2015 and was recorded as other expense in the consolidated statement of operations. Factors contributing to the change in fair value of the warrants include the trading price of the Common Stock and term remaining to expiration of the warrants.

During the three and nine months ended September 30, 2015, certain holders of Series B warrants cashless exercised a total of 1,085,722 and 1,302,052 warrants, respectively resulting in the issuance of 4,093,952 and 4,180,159 shares of Common Stock, respectively and the derecognition of approximately $7.8 million and $9.5 million, respectively for the three and nine months ended September 30, 2015 in Series B Warrant liability, which was recorded as additional paid-in capital.

Series C Warrants

On March 5, 2015, the Company entered into separate agreements with certain Series B Warrant holders, who agreed to exercise their Series B Warrants to purchase an aggregate of 589,510 shares of the Company’s Common Stock at an exercise price of $6.50 per share, resulting in the de-recognition of $6.7 million of Series B warrant liability and gross proceeds to the Company of approximately $3.8 million based on the exercise price of the Series B warrants. In connection with this exercise of the Series B Warrants, the Company issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of the Company’s Common Stock underlying the Series B Warrants that were exercised. Each Series C Warrant is exercisable at $6.25 per share and will expire on March 5, 2020.

The Company has calculated the fair value of the Series C warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	September 30, 2015	March 5, 2015
Volatility	90%	86%
Expected Term (years)	4.42	5.00
Expected dividend yield	0.0%	0.0%
Risk-free rate	1.35%	1.35%

In April 2015, the Company issued a tender offer to the remaining holders of Series B warrants to induce the holders to cash exercise the outstanding Series B warrants in exchange for new Series C Warrants with an exercise price of $6.25 per share that expire on March 4, 2020. The tender offer was extended to warrant holders under a registration statement filed with the SEC on Form S-4, which was declared effective on June 25, 2015 and expired on July 24, 2015. During July 2015, certain Series B warrant holder(s) tendered their Series B Warrants under the tender offer, which resulted in the issuance of 905 shares of Capnia Common Stock, the issuance of 905 Series C Warrants and proceeds to the Company of $5,882.

The new Series C Warrants are exercisable into 590,415 shares of the Company’s Common Stock. As of September 30, 2015, the fair value of the Series C Warrants was determined to be $0.6 million. The decline in the fair value of the warrants of $0.34 million in the quarter ended September 30, 2015 was recorded as other income in the consolidated statement of operations.

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

Note 8. Common Stock Purchase Agreement

On July 24, 2015, the Company entered into a Common Stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s Common Stock over the 24-month term of the Aspire Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, registering the sale of the shares of the Company’s Common Stock that have been and may be issued to Aspire Capital under the Aspire Purchase Agreement. The SEC declared the registration statement filed by the Company effective on August 13, 2015. Under the Aspire Purchase Agreement on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 75,000 shares of the Company’s common stock per business day, up to $10.0 million of the Company’s Common Stock. During the quarter ended September 30, 2015, the Company issued an aggregate of 506,585 shares of Common Stock to Aspire Capital in exchange for approximately $1.4 million.

Note 9. Commitments and Contingencies

Facility Leases

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

The Company leases office space under a non-cancelable operating lease agreement which was set to expire in May 2015. On February 2, 2015, the Company signed an amendment to its lease agreement, extending the lease through June 2018. The amendment provides for monthly lease payments of $22,000 beginning in June 2015, with increases in the following two years. The Company plans to sublease this facility as soon as feasible.

Rent expense was $177,000 and $221,000 during the nine months ended September 30, 2014 and 2015, respectively. Rent expense was $56,000 and $83,000 during the three months ended September 30, 2014 and 2015, respectively.

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

On June 30, 2015, the Company entered into an amendment of the BDDI Asset Purchase Agreement (the “BDDI Amending Agreement”), under which the Company committed to pay aggregate cash payments of $450,000 and issue 40,000 shares of Common Stock to an affiliate of BDDI, valued at $112,000 based on closing price of the Common Stock on June 30, 2015. With respect to the aggregate cash payments of $450,000, the Company paid an affiliate of BDDI an initial sum of $150,000 on July 1, 2015, and is obligated to pay $100,000 on each of the six , twelve and eighteen-month anniversaries of the signing of the amended agreement. In addition, on July 1, 2015, the Company issued 40,000 shares of Common Stock to an affiliate of BDDI. Under the original Asset Purchase Agreement dated June 11, 2010, the Company purchased a patent for Breath End Tidal Gas Monitor. The patent was issued on June 19, 2003 and expires on August 1, 2027. The Company has capitalized the cost of the patent purchased as an intangible asset on its consolidated balance sheet, and is amortizing the cost over the remaining useful life of the patent.

Note 10. Stockholders’ Deficit

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

Stock compensation expense was recognized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Research and development	$—	$27	$9	$99
Sales and marketing	—	17	—	51
General and administrative	5	100	12	596

Total	$5	$144	$21	$746

The following table summarizes stock option transactions as issued under the Plans:

	Options Available	Number of Shares	Average Exercise Price
Balances, December 31, 2014	606,061	1,072,011	$6.34
Authorized	270,764
Granted	(945,713)	945,713	$3.09
Exercised	—	(83,848)	$3.50
Forfeited	70,705	(70,705)	$4.58

Balances, September 30, 2015	1,817	1,863,171	$4.87

Future stock-based compensation for unvested employee options granted and outstanding as of September 30, 2015 is approximately $1.7 million and is expected to be recognized over the remaining requisite service period of 3.44 years.

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

As of September 30, 2015 there were no purchases by employees under this plan.

Common Stock Warrants

As of September 30, 2015, the Company had 480,147 Common Stock warrants outstanding from the 2010/2012 convertible notes. During the first quarter of 2015, 43,720 Common Stock warrants were cashless exercised resulting in the issuance of 13,407 shares of the Company’s Common Stock. The Company also has outstanding 9,259 Common Stock warrants issued in 2009 and 82,500 Common Stock warrants issued to the underwriter in our IPO.

Note 11. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three and nine months ended September 30, 2014 and 2015, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share during the three and nine months ended September 30, 2014 and 2015 (in thousands, except per share and share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(3,293)	$(2,393)	$(13,064)	$(6,019)
Weighted-average shares used in computing basis and diluted net loss per common share
Basic and diluted net loss per common share	10,040,079	535,685	8,178,897	535,685
Basic and diluted net loss per common share	$(0.33)	$(4.47)	$(1.60)	$(11.24)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares):

	As of September 30,
	2015	2014
Convertible preferred stock	—	865,429
Warrants issued to 2010/2012 convertible note holders to purchase common stock	480,147	—
Options to purchase common stock	1,863,171	240,906
Warrants issued in 2009 to purchase common stock	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	—
Series A warrants to purchase common stock	2,425,605	—
Series B warrants to purchase common stock	527,573	—
Series C warrants to purchase common stock	590,415	—

Note 12. NeoForce Group, Inc. Acquisition

On September 8, 2015, the Company through its wholly owned subsidiary Neoforce, Inc, acquired substantially all of the assets of NeoForce Group in exchange for an upfront cash payment of $1.0 million. In addition, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months (“Royalty”) in the low single digits based on net sales of NeoForce Group products that were acquired by the Company. As of September 30, 2015, the Company recorded $1,928 of Royalty payable.

The acquisition of NeoForce Group strengthens the Company’s commitment to leveraging technology to address unmet needs in neonatology, which is a high growth segment in the healthcare business. The Company plans to leverage the expertise and hospital relationships of NeoForce Group to accelerate the adoption of CoSense.

The transaction has been accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed have been recorded at fair value, with the remaining purchase price recorded as goodwill. The fair values of current assets and liabilities approximated their book value. The fair values of acquired assets and liabilities are based on preliminary cash flow projections and other assumptions. The fair values of acquired intangible assets were determined using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $153,000 at the date of acquisition and at September 30, 2015. The fair value of the royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The aggregate purchase price consideration was as follows (in thousands):

Cash consideration	$1,000
Fair value of contingent consideration	153

Total purchase price consideration	$1,153

The fair values of assets acquired at the transaction date are summarized below:

Net tangible assets acquired	$39
Customer contracts	260
Patents	136
Goodwill	718

Net Assets Acquired	$1,153

Goodwill is an unidentifiable asset and, as such, can only be measured as a residual. A significant component of the NeoForce goodwill, which did not meet the criteria for separate recognition as an intangible asset was a skilled and assembled workforce. The founder of NeoForce Group, who became the General Manager of Neonatology at the Company, brings 25 years of medical device sales, operations and product development experience at neonatology focused companies. The Company plans to use his expertise and broad relationships with top tier hospitals across the United States to accelerate the adoption of its CoSense ETCO monitor. The Company also expects to achieve synergies in the areas of accounting, informational technology, sales & marketing and other general administration expenses through the combination.

The following table presents the unaudited pro forma results of Capnia, Inc. (including the operations of Neoforce Group) for the nine months ended September 30, 2014 and the nine months ended September 30, 2015 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Capnia and NeoForce Group as though the companies had been combined as of the beginning of each of the fiscal periods presented. As of September 8, 2015, the date of the acquisition, the results of NFI have been combined with Capnia as a wholly-owned subsidiary. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014 or 2015.

	September 30,	September 30
	2015	2014
Pro forma total revenues	$928	$710
Pro forma net loss	$(13,122)	$(6,040)
Pro forma net loss per share – basic and diluted	$(1.60)	$(11.27)
Pro forma weighted-average shares-basic and diluted	7,243,164	535,685

For the three months ended September 30, 2015, NeoForce, Inc. revenue and net income included in the Company’s Consolidated Operations and Net Loss were $64,000 and $13,000, respectively.

Note 13. Subsequent Events

Subsequent to September 30, 2015, certain shareholders cashless exercised 15,135 Series B Warrants, which resulted in the Company issuing 48,799 shares of Common Stock.

On October 12, 2015, the Company entered into the Sabby Purchase Agreement with funds managed by Sabby Management, LLC, to purchase up to $10 million of Preferred Stock together with Series D Warrants to purchase shares of the Company’s Common Stock. The sale of the Preferred Stock is expected to take place in two separate closings. Upon the first closing, which closed on October 15, 2015, the Company received proceeds of approximately $4.0 million, net of $0.5 million in estimated expenses. Upon the successful completion of the second closing (contingent on obtaining shareholder approval to issue greater than 20% of the Company’s Common Stock and the SEC declaring the re-sale registration statement effective before the 90th day after the date of the first closing) for up to $5.4 million, the full $10 million of Preferred Stock will be convertible into 5,405,405 shares of the Company’s Common Stock, based on a fixed conversion price of $1.85 per share on an as-converted basis. In addition, the Company will issue Series D Warrants to purchase 2,702,704 shares of Common Stock, the number of shares exercisable pursuant to such Series D Warrants, proportionate to the gross proceeds received by the Company at each closing, at an exercise price of $2.46. In addition, the Company will issue to Maxim, as the placement agent, up to 108,108 Series D Warrants to purchase 108,108 shares of Common Stock at an exercise price per share of $2.46.

Proceeds from this offering will be used to advance the Company’s proprietary therapeutics pipeline, as well as to expand commercial activities related to its neonatology-focused product line.

The Series D Warrants have a term of five years from the date of issuance and are non-exercisable until the earlier of shareholder approval of the transaction or six months after issuance, and have an exercise price of $2.46 per share. The Series D Warrants are standard warrants and do not have “make-whole” provisions which were contained in the Company’s Series B Warrants. The majority of the Series B Warrants issued in the Company’s Initial Public Offering have been exercised. The majority of the remaining Series B Warrants are held by Vivo Ventures, who has entered into certain lock-up provisions concerning the selling of the Company’s Common Stock for a period of time, as part of this transaction.

The second closing is contingent upon the Company receiving shareholder approval to issue more than 19.99% of its Common Stock and filing a registration statement with the SEC to register for resale the Common Stock issuable upon conversion of the Preferred Stock and the Common Stock exercisable pursuant to the Series D Warrants.

Pursuant to the Sabby Purchase Agreement, from October 12, 2015 until ninety days after the date that all securities sold to Sabby may be freely sold without restriction (either as a result of an effective registration statement covering such shares or pursuant to Rule 144), the Company is not able to access any additional funds under the Aspire Purchase Agreement.

On October 29, 2015, the Company and Sabby entered into an amendment to the Sabby Purchase Agreement, that provides for a restriction on Sabby’s ability to convert the Series A Preferred Stock into Common Stock until November 20, 2015. In the event that the Company does not obtain stockholder approval for the securities issued to Sabby in excess of 19.99% of our Common Stock before November 20, 2015, then the Company is obligated to repurchase all $4.6 million of shares of Series A Preferred Stock previously issued to Sabby for a repurchase price equal to the original purchase price plus interest at a 12% annualized rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We develop and commercialize neonatology devices and diagnostics. We also have a therapeutics platform based on our proprietary technology for precision metering of gas flow.

Our first product, CoSense ®, aids in the diagnosis of hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense has 510(k) clearance for sale in the U.S., with a specific Indication for Use related to hemolysis issued, and has received CE Mark certification for sale in the European Union, or E.U. CoSense is commercially available in the U.S. CoSense combines a portable detection device with a single-use disposable sampling set to measure carbon monoxide, or CO, in the portion of the exhaled breath that originates from the deepest portion of the lung, which is referred to as the “end-tidal” component of the breath.

As a result of our acquisition of NeoForce Group, Inc., which was completed on September 8, 2015, we also develop and market innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. NeoForce’s primary product is the T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other products include temperature probes, scales, surgical tables and surfaces.

Our therapeutic technology involves the use of precisely metered nasal carbon dioxide for the potential treatment of various diseases. Several randomized placebo-controlled trials have shown its efficacy in the symptomatic treatment of allergic rhinitis, or AR and we continue to evaluate our options to further develop this product. In addition, we have recently announced new initiatives for the development of this technology for the treatment of trigeminally mediated pain disorders, such as cluster headache and trigeminal neuralgia, or TN. We have also applied for orphan drug designation for TN in the U.S. We have been interacting with the FDA and will continue the orphan drug designation process for TN. We have filed an IND with the FDA and intend to start a pilot clinical trial in 2015.

We continue to focus our research and development efforts on additional diagnostic products based on our Sensalyze™ Technology Platform, a portfolio of proprietary methods and devices which enables CoSense and can be applied to detect a variety of analytes in exhaled breath, as well as other products for the neonatology market. Our current development pipeline includes proposed diagnostic devices for asthma in children, assessment of blood carbon dioxide, or CO 2 concentration in neonates and malabsorption. We may also license elements of our Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities.

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

On July 24, 2015, the Company entered into the Aspire Purchase Agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s Common Stock over the 24-month term of the purchase agreement (see Note 8). During the quarter ended September 30, 2015, the Company issued an aggregate of 506,585 shares of Common Stock to Aspire Capital in exchange for approximately $1.4 million.

On October 12, 2015, the Company entered into the Sabby Purchase Agreement with funds managed by Sabby Management, LLC, to purchase up to $10 million of Series A Convertible Preferred Stock (the “Preferred Stock”), together with related Series D Warrants to purchase shares of our Common Stock. The sale of the Preferred Stock is expected to take place in two separate closings. Upon the first closing, which closed on October 15, 2015, the Company received proceeds of approximately $4.0 million, net of $0.5 million in estimated expenses. Management believes that the Company has sufficient capital resources to sustain operations through at least the next twelve months.

During the nine months ended September 30, 2015 we received $0.3 million from the exercise of stock options.

As of September 30, 2015, we had an accumulated deficit of $83.4 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of CoSense and other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz and a minimal amount of revenue from CoSense. The GSK agreement terminated in June 2014, and we may not generate future licensing revenue. We may never be successful in commercializing our CoSense product or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2014 and 2015

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Government grant revenue	$155	$—	$155	$220	$—	$220
Product revenue	$92	$—	$92	$146	$—	$146
Total revenue	247		247	366		366
Cost of product revenue	56	—	56	96	—	96
Gross profit	191	—	191	270	—	270
Operating expenses:
Research and development	1,193	717	476	3,252	1,633	1,619
Sales and marketing	467	84	383	1,239	96	1,143
General and administrative	1,714	522	1,192	4,432	1,585	2,847
Total expenses	3,374	1,323	2,051	8,923	3,314	5,609
Loss from operations	(3,183)	(1,323)	(1,860)	(8,653)	(3,314)	(5,339)
Interest expense, net	—	(752)	752	(1)	(1,810)	1,809
Change in fair value of warrants	73	(318)	381	(1,177)	(895)	(282)
Other expense	(183)	—	(183)	(183)	—	(183)
Inducement charge for Series C Warrants	—	—	—	(3,050)	—	(3,050)
Other income (expense), net	(110)	(1,070)	960	(4,411)	(2,705)	(1,706)
Net loss	$(3,293)	$(2,393)	$900	$(13,064)	$(6,019)	$(7,045)

Revenue

No revenue was recognized in the three and nine months ended September 30, 2014.

During the three months ended September 30, 2015, we recognized $155,000 of government grant revenue from a new grant awarded during the second quarter of 2015, and $92,000 of product revenue from sales of CoSense, Precision Sampling Sets and NFI products due to the acquisition of NeoForce Group, Inc. in September 2015. In the nine months ended September 30, 2015, we recognized $220,000 of government grant revenue and $146,000 of product revenue from sales of CoSense, Precision Sampling Sets and NFI products.

Research and development expense

Research and development expense increased $0.5 million and $1.6 million for the three and nine months ended September 30, 2015, respectively as compared to the same periods in 2014. The increase was primarily due to employee related expenses, including stock based compensation, due to higher headcount in 2015 versus 2014; increased expenses associated with our therapeutics pipeline and expenses incurred due to the grant we were awarded in the three months ended June 30, 2015.

Sales and marketing expense

Sales and marketing expense increased to $0.5 million for the three months ended September 30, 2015, as compared to $0.1 million during the same period in 2014. The increase was primarily due to the addition of the Chief Commercial Officer in April of 2015, the addition of sales personnel and commercial launch activities for CoSense.

Sales and marketing expense increased to $1.2 million for the nine months ended September 30, 2015, as compared to $0.1 million for the same period in 2014. The increase was primarily due to the addition of sales personnel and commercial launch activities for CoSense.

General and administrative expense

General and administrative expense increased to $1.7 million for the three months ended September 30, 2015, as compared to $0.5 million in the same period in 2014. The increase was primarily due to an increase in consulting costs and employee related expenses as a result of increased executive headcount in 2015 versus 2014, including stock based compensation and the costs of being a public company.

General and administrative expense increased to $4.4 million for the nine months ended September 30, 2015, as compared to $1.6 million in the same period in 2014. The increase was primarily due to increase in consulting costs and employee related expenses as a result of increased executive headcount in 2015 versus 2014, including stock based compensation and the costs of being a public company.

Interest expense, net

Interest expense decreased from $0.8 million in the three months ended September 30, 2014 to zero during the three months ended September 30, 2015. Interest expense decreased from $1.8 million in the nine months ended September 30, 2014 to $1,000 during the nine months ended June 30, 2015. Interest expense during the 2014 periods was due to the outstanding debt balance from the 2010-2014 convertible notes that converted at the time of the IPO in November 2014. Interest expense during the 2015 period was due to a line of credit that was repaid during the three months ended March 31, 2015.

Change in fair value of warrants

The change in fair value of warrants was $0.1 million of income for the three months ended September 30, 2015, as compared to $0.3 million of expense for the same period in 2014. The change in fair value of warrants increased to $1.2 million of expense for the nine months ended September 30, 2015, as compared to $0.9 million of expense in the same period in 2014. The changes were due to the issuance of Series A Warrants, Series B Warrants and Series C Warrants in connection with financing transactions and the change in value of these warrants during 2015. Factors contributing to the change in fair value of the warrants include the trading price of the Common Stock and the term remaining to the expiration of the warrants. In the three and nine months ended September 30, 2014, the change in the fair value of the preferred stock warrants recorded as expense was due to the increase in the value of the warrant liabilities, which were later reclassified to equity after the IPO.

Other expense

Other expense amounted to $0.2 million for the three and nine months ended September 30, 2015. The expense was due to the value of the shares of Common Stock issued to Aspire Capital as part of the Purchase Agreement.

Inducement charge for Series C Warrants

Inducement charge for Series C Warrants amounted to zero and $3.1 million for the three and nine months ended September 30, 2015, respectively. The expense was due to the issuance of the Series C Warrants during the three months ended March 31, 2015, which were treated as an inducement.

Liquidity and Capital Resources

	Nine Month Periods Ended September 30,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(6,921)	$(2,928)
Net cash provided by (used in) investing activities	(1,289)	—
Net cash provided by financing activities	4,973	1,723
Net decrease in cash and cash equivalents	$(3,237)	$(1,205)

Cash used in operating activities

During the nine months ended September 30, 2015, net cash used in operating activities was $6.9 million, which was primarily due to the use of funds in our operations, as well as adjustments for non-cash items including the $4.2 million change in fair value of warrants and the Series C Warrants inducement charge and the $0.7 million of stock based compensation expense, offset by increases in accounts payable and accrued liabilities of $1.3 million. Net cash used in operating activities in the nine months ended September 30, 2014 totaled $2.9 million, which was primarily due to the net loss of the Company as well as adjustments for non-cash items, including the change in the fair value of preferred stock warrants of $0.9 million and the non-cash interest expense relating to warrants and convertible promissory notes of $1.8 million.

Cash used in investing activities

During the nine months ended September 30, 2015, the Company used $1.0 million to acquire NeoForce Group, Inc. Cash used in investing activities in the nine months ended September 30, 2015 consisted primarily of investment in equipment, change in restricted cash and payment to acquire patents

Cash provided by financing activities

During the nine months ended September 30, 2015 cash provided by financing activities was $5.0 million, consisting primarily of $4.2 million in proceeds from issuance of Common Stock as a result of the exercise of Series A Warrants and Series B Warrants, issuance of Common Stock to Aspire Capital for $1.4 million and the $0.3 million received from the exercise of Common Stock options, offset by payment of IPO costs and Series B transaction costs of $0.7 million and the repayment of the outstanding balance on our line of credit of $0.1 million. During the nine months ended September 30, 2014, cash provided by financing activities was $2.0 million, primarily from the cash received from the issuance of convertible notes payable.

As of September 30, 2015, we had cash and cash equivalents of approximately $4.7 million. We believe that our cash resources are sufficient to meet our cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended September 30, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

Based on their evaluation, the Certifying Officers have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective because we had a material weakness in our internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer carried out the quarterly evaluation and concluded that the deficiencies continued through the third quarter of 2015 and the controls were not effective as of September 30, 2015. The deficiencies included the correct application of complex accounting principles related to financial instruments and fair value issues, resulting in adjustments to our financial statements and a requirement to revise our financial statements for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Management’s Remediation Activities,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a developer of therapeutics and diagnostics with a limited operating history. Other than CoSense, which has received 510(k) clearance from the FDA and CE Mark certification in the E.U., and the products acquired from NeoForce Group (collectively, our “neonatology products”), we have no other products currently approved. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical device product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of September 30, 2015, we had an accumulated deficit of $83.4 million.

We expect that our future financial results will depend primarily on our success in launching, selling and supporting our neonatology and other products. This will require us to be successful in a range of activities, including manufacturing, marketing and selling our neonatology products. We are only in the preliminary stages of some of these activities. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and planned products, or continue our operations.

We currently have generated limited product revenue and may never become profitable.

To date, we have not generated significant revenues from our neonatology products, and have not generated sufficient revenues from licensing activities to achieve profitability. Our ability to generate significant revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including our neonatology products, Serenz, or any planned products that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from planned products also depends on a number of additional factors, including our ability to:

•	develop a commercial organization capable of sales, marketing and distribution of any products for which we obtain marketing approval in markets where we intend to commercialize independently;

•	achieve market acceptance of our neonatology products and our other future products, if any;

•	set a commercially viable price for our neonatology product and our other future products, if any;

•	establish and maintain supply and manufacturing relationships with reliable third parties, and ensure adequate and legally compliant manufacturing to maintain that supply;

•	obtain coverage and adequate reimbursement from third-party payors, including government and private payors;

•	find suitable distribution partners for our neonatology products or, if approved, Serenz to help us market, sell and distribute our approved products in other markets;

•	demonstrate the safety and efficacy of Serenz to the satisfaction of FDA and obtain regulatory approval for Serenz and planned products, if any, for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•	complete development activities, including any potential Phase 3 clinical trials of Serenz, successfully and on a timely basis;

•	establish, maintain and protect our intellectual property rights and avoid third-party patent interference or patent infringement claims; and

•	attract, hire and retain qualified personnel.

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

Even if we are able to generate significant revenue from the sale of our neonatology products, Serenz or any planned products that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or shut down our operations.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the cost and risk of initiating sales and marketing activities, including substantial hiring of sales and marketing personnel;

•	the timing and cost of, and level of investment in, research and development activities relating to our planned products, which will change from time to time;

•	our ability to enroll patients in clinical trials and the timing of enrollment;

•	the cost of manufacturing our neonatology products and any planned products, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional planned products and technologies;

•	the design, timing and outcomes of clinical studies for Serenz and any planned products or competing planned products;

•	changes in the competitive landscape of our industry, including consolidation among our competitors or potential partners;

•	any delays in regulatory review or approval of Serenz or any of our planned products;

•	the level of demand for our neonatology products, and for Serenz and any planned products, should they receive approval, which may fluctuate significantly and be difficult to predict;

•	the risk/benefit profile, cost and reimbursement policies with respect to our future products, if approved, and existing and potential future drugs that compete with our planned products;

•	competition from existing and potential future offerings that compete with neonatology products, Serenz or any of our planned products;

•	our ability to commercialize our neonatology products or any planned product inside and outside of the U.S., either independently or working with third parties;

•	our ability to establish and maintain collaborations, licensing or other arrangements;

•	our ability to adequately support future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic environment.

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

The commercialization of our neonatology products, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of September 30, 2015, we had approximately $4.7 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the cost of activities and added personnel associated with the commercialization of our neonatology products, including marketing, manufacturing, and distribution;

•	the cost to manufacture CoSense instruments and consumables on a larger scale;

•	the degree and rate of market acceptance of CoSense, and the revenue that we are able to collect from sales of CoSense as a result;

•	our ability to set a commercially attractive price for CoSense devices and consumables, and our customers’ perception of the value relative to the prices we set;

•	our ability to clarify the regulatory path in the U.S. for Serenz, and the potential requirement for additional pivotal clinical studies;

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities for Serenz and other planned products;

•	our ability to obtain a partner for Serenz on attractive economic terms, or engage in commercial sales of Serenz on our own or through distributors;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and/or the loss of those rights;

•	our ability to enter into distribution, collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;

•	the emergence of competing technologies or other adverse market developments;

•	the costs of attracting, hiring and retaining qualified personnel;

•	unforeseen developments during our clinical trials;

•	unforeseen changes in healthcare reimbursement for any of our approved products;

•	our ability to maintain commercial scale manufacturing capacity and capability with a commercially acceptable cost structure;

•	unanticipated financial resources needed to respond to technological changes and increased competition;

•	enactment of new legislation or administrative regulations;

•	the application to our business of new regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	the failure to comply with regulatory guidelines; and

•	the uncertainty in industry demand.

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

The extent to which we utilize the Aspire Purchase Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, the volume of trading in our Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our Common Stock under the Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $2.63 per share. Even if we are able to access the full $10.0 million under the Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans. In addition, as a result of the Sabby Purchase Agreement, from October 12, 2015 until ninety days after the date that all securities sold to Sabby may be freely sold without restriction (either as a result of an effective registration statement covering such shares or pursuant to Rule 144), the Company is not able to access any additional funds under the Aspire Purchase Agreement.

We issued $4.6 million of shares of Series A Preferred Stock, which are convertible into shares of our Common Stock, and also related Series D Warrants, which are exercisable into shares of our Common Stock, pursuant to the Sabby Purchase Agreement. There is a second closing under the Sabby Purchase Agreement for the sale of an additional $5.4 million of Series A Preferred Stock and associated Series D Warrants, that is dependent on the satisfaction of a number of conditions set forth in the Sabby Purchase Agreement, including receipt of a stockholder approval to issue more than 19.99% of our Common Stock and filing a registration statement with the SEC to register for resale the Common Stock issuable upon conversion of the Preferred Stock and the Common Stock exercisable pursuant to the Series D Warrants. In the event that the Company does not obtain stockholder approval for the securities issued to Sabby in the first closing excess 19.99% of our Common Stock before November 20, 2015, then the Company is obligated to repurchase all $4.6 million of shares of Series A Preferred Stock previously issued to Sabby for a repurchase price equal to the original purchase price plus interest at a 12% annualized rate.

Risks related to the development and commercialization of our products

Our success depends heavily on the successful commercialization of our CoSense device to aid in diagnosis of neonatal hemolysis. If we are unable to sell sufficient numbers of our CoSense instruments and disposables, our revenues may be insufficient to achieve profitability.

With the exception of revenue generated from the sale of products acquired from NeoForce Group, we will derive substantially all of our revenues from sales of CoSense devices and consumables for the foreseeable future. If we cannot generate sufficient revenues from sales, we may be unable to finance our continuing operations.

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

If we are unable to execute our sales and marketing strategy for our neonatology products, and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

Although we believe that our neonatology and other planned products represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for neonatology products and build that market through physician education, awareness programs, and other marketing efforts. Gaining acceptance in medical communities depends on a variety of factors, including clinical data published or reported in reputable contexts, and word-of-mouth between physicians. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals may limit the adoption of our current test and our planned tests.

Our ability to successfully market our neonatology and other planned products will depend on numerous factors, including:

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

Failure to achieve widespread market acceptance of our neonatology and other products would materially harm our business, financial condition and results of operations.

If physicians decide not to order our neonatology products in significant numbers, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our neonatology and other planned products, we will need to educate neonatologists, pediatricians, and other health care professionals on the clinical utility, benefits and value of the tests we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we will need support of hospital administrators that the clinical and economic utility of CoSense justifies payment for the device and consumables at adequate pricing levels. We need to hire additional commercial, scientific, technical and other personnel to support this process.

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

If our neonatology or other planned products do not continue to perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that our neonatology and other planned products can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to test defects and errors, and prior products made by other companies for the same diagnostic purpose have failed in the marketplace, in part as a result of poor diagnostic accuracy. As a result, the failure of our neonatology and other planned products to perform as expected would significantly impair our reputation and the clinical usefulness of such tests. Reduced sales might result, and we may also be subject to legal claims arising from any defects or errors.

If our sole final-assembly manufacturing facility for CoSense becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell CoSense and to and pursue our research and development efforts may be jeopardized.

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

In addition, several larger companies have extensive sales presence in the neonatology area and could potentially develop non-invasive diagnostic tests that compete with our neonatology or other planned products. These include General Electric Healthcare, Fischer & Paykel, Philips, Draeger, Covidien, Masimo, Natus Medical, and CAS Medical. Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced tests that payors and physicians could view as functionally equivalent to our current or planned tests, which could force us to lower the list price of our tests. This would impact our operating margins and our ability to achieve and maintain profitability. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned tests, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

We expect to continue to incur significant expenses to develop and market additional diagnostic tests, which could make it difficult for us to achieve and sustain profitability.

In recent years, we have incurred significant costs in connection with the development of CoSense. For the three months ended September 30, 2015, our research and development expenses were $1.2 million. We expect our expenses to increase for the foreseeable future, as we conduct studies of CoSense and continue to develop our planned products, including tests for nitric oxide and other analytes. We will also incur significant expenses to establish a sales and marketing organization, and to drive adoption of and reimbursement for our products. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

We currently have limited sales and distribution personnel, and limited marketing capabilities. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations or other marketing partners, we will not be successful in commercializing our neonatology products, Serenz, or other planned products.

We are currently building a sales and marketing infrastructure and have no experience in the sale, marketing or distribution of diagnostic or therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties.

We intend to commercialize our neonatology products with our own specialty sales force in the U.S., Canada and potentially other geographies. If we obtain regulatory approval, we intend to commercialize Serenz through third-party partners or distributors.

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

Alternatives exist our neonatology products and for Serenz, and we will likely face competition with respect to any planned products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, medical device companies, and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell AR therapies to our target patient group. These companies may reduce prices for their competing drugs in an effort to gain or retain market share, and undermine the value proposition that Serenz or our neonatology products might otherwise be able to offer to payors. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

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

Even if we are able to commercialize neonatology products, Serenz, or any planned products, or to obtain a partner to commercialize Serenz, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

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

Our ability to commercialize our neonatology or any planned products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any planned product that we successfully develop.

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

We face an inherent risk of product liability exposure related to the sale of our neonatology products and any planned products in human clinical studies. The marketing, sale and use of our neonatology products and our planned products could lead to the filing of product liability claims against us if someone alleges that our tests failed to perform as designed. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that our neonatology products or our planned products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Our inability to attract, hire and retain a sufficient number of qualified sales professionals would hamper our ability to increase demand for neonatology products, to expand geographically and to successfully commercialize any other products we may develop.

To succeed in selling our neonatology and any other products that we are able to develop, we must develop a sales force in the U.S. and internationally by recruiting sales representatives with extensive experience in neonatology and close relationships with neonatologists, pediatricians, nurses, and other hospital personnel. To achieve our marketing and sales goals, we will need to build our sales and commercial infrastructure, with which to date we have had little experience. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We expect to face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.

We may encounter manufacturing problems or delays that could result in lost revenue. Additionally, we currently rely on third-party suppliers for critical materials needed to manufacture CoSense instruments and consumables, other neonatology products, as well as our planned products. Any problems experienced by these suppliers could result in a delay or interruption of their supply to us, and as a result, we may face delays in the commercialization of our neonatology products or the development and commercialization of planned products.

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

Our business strategy contemplates international expansion, including partnering with medical device distributors, and introducing our neonatology products and other planned products outside the U.S. Doing business internationally involves a number of risks, including:

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

Risks related to the operation of our business

Any future distribution or commercialization agreements we may enter into for our neonatology products, Serenz, or any other planned product, may place the development of these products outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.

We may enter into additional distribution or commercialization agreements with third parties with respect to our neonatology products, to Serenz, or with respect to planned products, for commercialization in or outside the U.S. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size medical device and diagnostic companies, regional and national medical device and diagnostic companies, and distribution or group purchasing organizations. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our planned products. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our planned products are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to any such collaborations;

•	collaborators may not pursue development and commercialization of our neonatology or other planned products, or may elect not to continue or renew efforts based on clinical study results, changes in their strategic focus for a variety of reasons, potentially including the acquisition of competitive products, availability of funding, and mergers or acquisitions that divert resources or create competing priorities;

•	collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study, abandon a planned product, repeat or conduct new clinical studies or require a new engineering iterations of a planned product for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or planned products;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our planned products or that results in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable planned products; and

•	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

As of September 30, 2015, we had 30 employees and 9 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Because we intend to commercialize our neonatology products outside the U.S., we will be subject to additional risks.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make products that are similar to our neonatology products or other planned products, but that are not covered by claims in our patents;

•	The original filers of the patents we purchased from BDDI might not have been the first to make the inventions covered by the claims contained in such patents;

•	We might not have been the first to file patent applications covering an invention;

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	Pending patent applications may not lead to issued patents;

•	Issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	We may not develop or in-license additional proprietary technologies that are patentable; and

•	The patents of others may have an adverse effect on our business.

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

We intend to seek a distribution and marketing partner for our neonatology products outside the U.S. and may market planned products in international markets. We have obtained a CE Mark certification for CoSense and it is therefore authorized for sale in the E.U.; however, in order to market our planned products in Asia, Latin America and other foreign jurisdictions, we must obtain separate regulatory approvals.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since shares of our Common Stock were sold in our IPO in November 2014 at a price of $6.50 per unit, the reported high and low prices of our Common Stock since our IPO have ranged from $9.90 to $1.02 through September 30, 2015. As a result of this volatility, investors may not be able to sell their Common Stock at or above the purchase price. The market price for our Common Stock may be influenced by many factors, including the following:

•	our ability to successfully commercialize, and realize significant revenues from sales of our neonatology products;

•	the success of competitive products or technologies;

•	results of clinical studies of Serenz or planned products or those of our competitors;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional products or planned products;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Common Stock, other comparable companies or our industry generally;

•	trading volume of our Common Stock;

•	sales of our Common Stock by us or our stockholders;

•	general economic, industry and market conditions; and

•	the other risks described in this “Risk Factors” section.

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

As of September 30, 2015, approximately 12,318,508 shares of Common Stock may be sold in the public market by existing stockholders, subject to volume and other limitations imposed under the federal securities laws. Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and could materially impair our ability to raise capital through offerings of our Common Stock.

We are able to sell additional shares of our Common Stock under the Aspire Purchase Agreement. The number of shares that we may sell to Aspire Capital under the Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our Common Stock under the Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $2.63 per share. We are also obligated to issue shares of Preferred Stock, which are convertible into shares of our Common Stock, and also related Series D Warrants, which are exercisable into shares of our Common Stock, pursuant to the Sabby Purchase Agreement. The exercise of the rights to purchase shares of Preferred Stock and Series D Warrants under the Sabby Purchase Agreement depends on the satisfaction of a number of conditions set forth in the Sabby Purchase Agreement, including receipt of a shareholder approval to issue more than 19.99% of our Common Stock and filing a registration statement with the SEC to register for resale the Common Stock issuable upon conversion of the Preferred Stock and the Common Stock exercisable pursuant to the Series D Warrants. We have also entered into separate registration rights agreements with each of Aspire Capital and the funds managed by Sabby Management, LLC, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, registering the sale of the shares of the Company’s Common Stock that have been and may be issued to Aspire Capital under the Aspire Purchase Agreement, or the shares of Common Stock underlying the Preferred Stock and Series D Warrants issued to the funds managed by Sabby Management, LLC.

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

Our executive officers, directors and stockholders own a majority of our outstanding Common Stock. Entities associated with Vivo Ventures and our Chairman, Ernest Mario, as of September 30, 2015, own approximately 57% of our Common Stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2014 and September 30, 2015, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion of our IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing for our IPO, we determined that material adjustments to various accounts were necessary, which required us to restate the financial statements for the year ended December 31, 2012, which had been previously audited by another independent audit firm. These adjustments leading to a restatement of those financial statements led us to conclude that we had a material weakness in internal control over financial reporting as of December 31, 2012. The material weakness that we identified was that we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. We also found that the weakness persisted through the year ended December 31, 2014 and the quarter ended September 30, 2015.

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

All of our Common Stock is eligible for sale and as a result, any such sales could depress the market price of our Common Stock.

As of September 30, 2015, we had Series A Warrants outstanding exercisable for an aggregate of 2,425,605 shares of Common Stock, Series B Warrants outstanding exercisable for an aggregate of 527,573 shares of Common Stock, and Series C Warrants outstanding exercisable for an aggregate of 590,415 shares of Common Stock. As of September 30, 2015, options to purchase 1,863,171 shares of our Common Stock were issued and outstanding with a weighted average exercise price of $4.87 per share. The sale or even the possibility of sale of the shares of Common Stock, or the exercise of options or warrants to purchase shares of our Common Stock and subsequent sale thereof could substantially reduce the market price for our Common Stock or our ability to obtain future financing.

As our warrant holders exercise their warrants into shares of our Common Stock, our stockholders will be diluted, and certain features of the Series B Warrants may substantially accelerate the issuance of dilutive shares.

The exercise of some or all of our warrants results in issuance of common shares that dilute the ownership interests of existing stockholders. Any sales of the Common Stock issuable upon exercise of the warrants could adversely affect prevailing market prices of our Common Stock. In addition, the Series B Warrants contain a provision that will allow exercise of these warrants for a number of shares of Common Stock that increases as the trading market price of our Common Stock decreases. The potential for such dilutive exercise of the Series B Warrants may depress the price of our Common Stock regardless of our business performance, and could encourage short selling by market participants. If the price of our Common Stock were to fall to $1.00 per share, the minimum share price necessary for continued listing on the NASDAQ Capital Market, at any time more than four months, and less than fifteen months, after the IPO, the number of shares for which the Series B Warrants outstanding as of September 30, 2015 may be cashless exercised for would exceed 4 million shares.

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

If the trading price of our Common Stock declines between the four-month and fifteen-month anniversary of the IPO, we may not have registered sufficient shares to cover all shares of Common Stock that might be issued upon exercise of the Series B Warrants.

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

The warrants offered as part of our IPO and in subsequent transactions do not confer any rights of Common Stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price for a limited period of time. Specifically, holders of Series A Warrants may exercise their right to acquire the Common Stock and pay an exercise price of $6.50 per share prior to the expiration of the five-year term on November 12, 2019, after which date any unexercised Series A Warrants will expire and have no further value. Holders of the Series B Warrants may exercise their right to acquire the Common Stock and pay an exercise price of $6.50 per share prior to the expiration of their 15-month term on February 12, 2016, after which date any unexercised Series B Warrants will expire and have no further value. Holders of Series C Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.25 per share prior to the expiration of the five-year term on March 4, 2020. Holders of Series D Warrants may exercise their right to acquire Common Stock and pay an exercise price of $2.46 per share prior to the expiration of the five-year term on October 15, 2020. In certain circumstances, the Series A, Series B Warrants and Series C Warrants may be exercisable on a cashless basis, and certain other circumstances may affect the number of shares into which the Series B Warrants may be exercisable. Moreover, the market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their public offering price. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

The sale of our Common Stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of Common Stock by Aspire Capital could cause the price of our Common Stock to decline.

We have registered for sale 2,428,109 shares of Common Stock that we have or may sell to Aspire Capital under the Aspire Purchase Agreement plus 71,891 shares of Common Stock that were commitment shares that we issued to Aspire Capital. The shares that were issued or may be issued to Aspire Capital pursuant to the Aspire Purchase Agreement were registered and may be sold immediately after purchase by Aspire. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Aspire Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our Common Stock under the Aspire Purchase Agreement may cause the trading price of our Common Stock to decline. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Aspire Purchase Agreement. The sale of a substantial number of shares of our Common Stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, except as limited by the Sabby Purchase Agreement, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

The issuance of Series A Preferred Stock and Series D Warrants, and the issuance of the underlying shares of Common Stock, to funds managed by Sabby Management, LLC may cause substantial dilution to our existing stockholders, and the sale of the underlying shares of Common Stock by funds managed by Sabby Management, LLC could cause the price of our Common Stock to decline.

We will register for sale the shares of Common Stock underlying the Preferred Stock and Series D Warrants sold and issued, or available for sale and issuance, to funds managed by Sabby Management, LLC pursuant to the Sabby Purchase Agreement. We are required to have an effective registration statement over such shares within 90 days of October 15, 2015. The exercise of the rights to purchase additional shares of Series A Preferred Stock and Series D Warrants under the Sabby Purchase Agreement depends on the satisfaction of a number of conditions set forth in the Sabby Purchase Agreement, including receipt of a shareholder approval to issue more than 19.99% of our Common Stock and filing a registration statement with the SEC to register for resale the Common Stock issuable upon conversion of the Preferred Stock and the Common Stock exercisable pursuant to the Series D Warrants. The funds managed by Sabby Management, LLC may sell all, some or none of our shares that it holds or comes to hold under the Sabby Purchase Agreement. The sale of a substantial number of shares of our Common Stock by the funds managed by Sabby Management, LLC, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The Sabby Purchase Agreement also contains certain covenants restricting our ability to issue equity securities (subject to certain carveouts), and provides the funds managed by Sabby Management, LLC a right to participate in any future sale of our equity securities.

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

On July 24, 2015, certain holders of our Series B Warrants exercised their Series B Warrants to purchase an aggregate of 905 shares of our Common Stock at an exercise price, resulting in net proceeds to us of approximately $6,000. In connection with this exercise of the Series B Warrants, we issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of our Common Stock issued upon exercise of the Series B Warrants. Each Series C Warrant will be exercisable at $6.25 per share and will expire on March 5, 2020. The new Series C Warrants are exercisable into905 shares of our Common Stock.

On June 30, 2015, and in connection with the BDDI Amending Agreement, we entered into a Common Stock Purchase Agreement pursuant to which 40,000 shares of Common Stock were issued to an affiliate of BDDI. The issuance of such shares of Common Stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On July 24, 2015, we entered into the Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s Common Stock over the 24-month term of the Aspire Purchase Agreement. During the quarter ended September 30, 2015, the Company issued an aggregate of 578,476 shares of Common Stock to Aspire Capital.

On October 12, 2015, we entered into the Sabby Purchase Agreement with Sabby, to purchase up to $10 million of Preferred Stock, together with Series D Warrants to purchase shares of our Common Stock. The sale of the Preferred Stock is expected to take place in two separate closings. Upon the first closing, which closed on October 15, 2015, the Company issued an aggregate of 4,555 shares of Preferred Stock convertible into 2,462,162 shares of Common Stock, and Series D Warrants exercisable for an aggregate of up to 1,280,325 shares of Common Stock.

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

Date: November 12, 2015	CAPNIA, INC.

	By:	/s/ David D. O’Toole
David D. O’Toole
Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2

3.2	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	October 15, 2015	3.1

4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein.	S-1	June 10, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	July 1, 2014	4.18

4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

4.21	Form of Series D Common Stock Purchase Warrant	8-K	October 15, 2015	4.1

4.22	Form of Placement Agent Warrant	8-K	October 15, 2015	4.2

4.23	Form of Series D Common Stock Warrant Certificate	8-K	October 15, 2015	4.3

4.24	Form of Series A Convertible Preferred Stock Certificate	8-K	October 15, 2015	4.4

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.19	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

10.21	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement	8-K/A	March 6, 2015	10.1

10.25	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015	S-4	April 1, 2014	10.25

10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015	8-K	July 7, 2015	10.1

10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015	8-K	July 7, 2015	10.2

10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015	8-K	July 27, 2015	4.1

10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015	8-K	July 27, 2015	10.1

10.30	Engagement Letter dated September 17, 2015, between Capnia, Inc. and Maxim Group, LLC	8-K	October 15, 2015	1.1

10.31	Securities Purchase Agreement dated October 12, 2015	8-K	October 15, 2015	10.1

10.32	Form of Registration Rights Agreement	8-K	October 15, 2015	10.2

10.33	Form of Lock-Up Agreement	8-K	October 15, 2015	10.3

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Capnia, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.