Form 10-K
period 2015-12-31
Capnia, Inc.
filed 2016-03-25
CIK 1484565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No.: 001-36593
_____________________________________________________
Capnia, Inc.
(Exact name of Registrant as specified in its charter)
_____________________________________________________

Delaware	77-0523891
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1235 Radio Road, Suite 110 Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 213-8444
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.001 per share Series A warrants to purchase Common Stock	The NASDAQ Capital Market The NASDAQ Capital Market
Securities Registered Pursuant to Section 12(g) of the Act: None.
___________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2015, based on the closing price of $2.81 for shares of the registrant’s common stock as reported by the NASDAQ Capital Market, was approximately $9.7 million. Shares of Common Stock beneficially held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.
As of March 15, 2016 there were 15,404,691 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2015. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Capnia, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2015

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

PART I
ITEM 1. BUSINESS
BUSINESS
Company Overview
We are a diversified healthcare company that develops and commercializes innovative diagnostics, devices and therapeutics addressing unmet medical needs. Our first commercial product, CoSense End-Tidal Carbon Monoxide (ETCO) Monitor, aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense is 510(k) cleared for sale in the U.S. and received CE Mark certification for sale in the E.U.
On September 8, 2015, we, through our wholly owned subsidiary NeoForce, Inc., or NFI, acquired substantially all of the assets of NeoForce Group, Inc., or NeoForce. As a result of this acquisition, we also develop and market innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. NFI’s primary product is the NeoPip T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other products include temperature probes, scales, surgical tables and patient surfaces.
Our therapeutic technology involves the use of precisely metered nasal carbon dioxide, or CO2, for the potential relief of symptoms related to various diseases. Several randomized placebo controlled trials have shown its efficacy in the symptomatic treatment of allergic rhinitis, and we continue to evaluate our options to further develop this product. In addition, we are pursuing new initiatives for the development of this technology for the treatment of trigeminally-mediated pain disorders such as cluster headache and trigeminal neuralgia, or TN. In December 2015, we were granted orphan drug designation for our nasal, non-inhaled CO2 technology for the treatment of TN. We have filed an investigational new drug, or IND, application with the U.S Food and Drug Administration, or FDA, and started enrolling TN patients in a pilot clinical trial in 2016.
Our research and development efforts are primarily focused on additional products based on our Sensalyze Technology Platform, a portfolio of proprietary methods and algorithms which enables CoSense and can be applied to detect a variety of analytes in exhaled breath, as well as other products for the neonatology market. Our current development pipeline includes proposed diagnostic devices for asthma in children, assessment of blood CO2 concentration in neonates and malabsorption. We may also license elements of our Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities.
Approximately 143 million babies are born annually worldwide, with approximately 9.2 million of these born in the U.S. and E.U. Over 60% of neonates present with jaundice at some point in the first five days of life. We believe CoSense has the potential to become a widely used tool, by aiding in the detection of hemolysis in newborns that present with, or are at risk of developing, jaundice. Red blood cell breakdown, referred to as hemolysis, is a normal phenomenon but in certain situations the breakdown is accelerated or is excessive, and is referred to as hemolysis. The most common cause of hospital readmission during the neonatal phase is jaundice, and we expect that CoSense may help reduce such readmissions. Many causes of jaundice do not represent a significant health threat. However, when severe jaundice occurs in the presence of hemolysis, rapid detection and treatment may be necessary for infants to avoid life-long neurological impairment or other disability. Also, unnecessary treatment increases hospital expenses, is stressful for both infant and parents and may increase morbidity. There is an unmet need, therefore, for more accurate detection of hemolysis, particularly for a test that is non-invasive, rapid, and easy to use. Currently, hemolysis is detected via a variety of blood tests, which are limited in their diagnostic accuracy and suffer from other drawbacks, including the need for painful blood draws and a waiting period for results. CoSense detects hemolysis by measuring carbon monoxide, or CO, in the portion of the exhaled breath that originates from the deepest portion of the lung. This is referred to as the end-tidal component of the breath, and the measurement we perform with CoSense is referred to as end-tidal carbon monoxide, or ETCO. This measurement is typically reported after being corrected for ambient CO levels, and is referred to as ETCOc. Throughout this document, ETCO refers to ETCOc levels. The American Academy of Pediatrics, or AAP, guidelines published in the journal Pediatrics in 2004 recommend ETCO measurement be performed to assess the presence of hemolysis in neonates requiring phototherapy, neonates unresponsive to phototherapy or readmitted for phototherapy and neonates with bilirubin levels approaching transfusion levels. Because CO is a direct byproduct of hemolysis, ETCO can measure the rate of bilirubin production from hemolysis. However, until the availability of CoSense, no device was commercially available for accurately measuring the ETCO levels associated with the rate of hemolysis in clinical practice in neonates. As a result, we believe that CoSense is the only device on the market that enables physicians to practice in accordance with the AAP guidelines when evaluating jaundiced neonates for potential treatment. Physicians are free to practice in accordance with their own judgment; however, we believe that the current AAP guidelines will be a significant factor in the adoption of CoSense.

Commercial activities for CoSense commenced in 2015. In January of 2016, we entered into a distribution agreement with Bemes, Inc., or Bemes, a leading medical equipment master distributor, to market and distribute the CoSense and our consumable Precision Sampling Sets, or PSS. Under the terms of the agreement, Bemes will have the exclusive right for sales, marketing, distribution and field service activities for CoSense in the U.S. Bemes and its network of sub-distributors will allow nationwide distribution of CoSense with 44 sales representatives covering almost every state.
While our efforts will continue to focus on establishing an installed base of devices and building physician support for the device, we expect sales of the consumable PSS to be the largest component of our revenue over time. An electronic interface between the device and the PSS requires one-time use of our PSS, which also promotes good hygiene and is necessary to preserve the accuracy of the device.
Our therapeutic technology consists of the use of nasal, non-inhaled CO2 for the treatment of the symptoms of allergy, as well as pain associated with migraine, cluster headache and TN. Serenz, our allergy therapeutic product candidate, is a treatment for symptoms related to AR, which, when triggered by seasonal allergens, is commonly known as hay fever or seasonal allergies. Several Phase 2 clinical trials have been completed in which Serenz showed statistically significant improvements in total nasal symptom scores, or TNSS, in symptomatic patients when compared to controls. AR is typically an episodic disorder with intermittent symptoms. However, there is no treatment currently available that provides truly rapid relief of symptoms, other than topical decongestants, which can have significant side effects. The more optimal therapeutic for an episodic disorder is one that will treat symptoms when they occur, and can therefore be taken only as needed. We believe that Serenz has an ideal profile for an as-needed therapeutic for AR and may provide advantages over regularly dosed, slow to act currently marketed products.

We recently reactivated the CE Mark certification for Serenz. We plan to move forward with pilot sales of Serenz to pharmacies in the E.U. during the second quarter of 2016 to gather commercial feedback in preparation of a possible full launch of Serenz later in 2016.
We have entered into a collaboration agreement with Clinvest, a research organization dedicated to the advancement of medicine and health through clinical research, in order to develop a therapeutic product for the treatment of cluster headaches. Cluster headaches are characterized by recurring bouts of excruciating pain in one side of the head.
In December, 2015, we were granted orphan drug designation for our nasal, non-inhaled CO2 technology for the treatment of TN. We have filed an IND for TN with the FDA and started enrolling TN subjects in a pilot clinical trial in 2016.
CoSense
CoSense, our first Sensalyze Technology Platform product to receive 510(k) clearance from the FDA and CE Mark certification. CoSense measures ETCO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. Our first target market is for the detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. Hemolysis can place neonates at high risk for hyperbilirubinemia and resulting neurodevelopmental disability. The AAP recommends the use of ETCO monitoring to evaluate neonates for hemolysis, but, other than CoSense, there is no device currently on the market for physicians to effectively monitor ETCO in clinical practice.
Hemolysis and Bilirubin
We estimate that approximately one third of the 9.2 million newborns in the U.S. and E.U. each year are at risk for hemolysis under current practice, representing approximately 3.1 million newborns. We believe that many of these newborns are tested for hemolysis, but using relatively inaccurate and/or invasive diagnostic methods. Retrospective analysis of data, including data from over 54,000 newborns compiled by the Collaborative Perinatal Project sponsored by the National Institutes of Health, or NIH, suggests that the only factor that predisposes newborns with jaundice to adverse neurodevelopmental outcomes is the concurrent presence of hemolysis. Hemolysis can be caused by a number of factors, including physical trauma and bruising, blood group incompatibility, autoimmune disorders, and genetic causes such as sickle cell disease and glucose-6-phosphate dehydrogenase (G6PD) enzyme deficiency. Because bilirubin is the chemical byproduct of the destruction of hemoglobin within red blood cells, hemolysis causes bilirubin production to spike. Bilirubin is yellow in color, and if present in excessive amounts in the body, known as hyperbilirubinemia, it can be deposited in tissues such as the skin and conjunctiva. The condition manifests as a yellowing of skin and conjunctiva and is called jaundice. Elevated levels of bilirubin are particularly dangerous to neonates, who have immature livers and lack the adult ability to excrete bilirubin. Neonates also lack a well-formed blood-brain barrier to prevent bilirubin from entering the central nervous system, or CNS, where bilirubin is known to be toxic to neuronal tissue.
Adverse Effects of Jaundice and Hyperbilirubinemia
Every year approximately 143 million babies are born world-wide, of which 4.0 million are in the U.S. and 5.2 million in the E.U. It is estimated that up to 60% of term neonates and 80% of preterm neonates may have jaundice. Most neonates have non-pathologic jaundice, which is often related to a decreased capacity of the neonate to excrete bilirubin into the intestinal tract for elimination from the body. These neonates will often normalize their bilirubin levels without a need for treatment. When treatment is required, it is usually via phototherapy, which typically involves isolating the baby in a chamber that directs blue-wavelength light to the baby’s skin. The light penetrates the skin and breaks down bilirubin via a photochemical reaction over a period of several hours. When treatment is performed in a timely fashion, adverse outcomes can be avoided. Some neonates with jaundice, however, will develop adverse neurodevelopmental outcomes related to hyperbilirubinemia if not properly treated.
According to the Agency for Healthcare Research and Quality, part of the U.S. Department of Health and Human Services, neonatal jaundice is the single largest cause for hospital readmission of neonates in the U.S. This results in inefficient care and can also be highly stressful and disruptive for the parents and neonate.
Exposure to excess bilirubin in the central nervous system as a result of hyperbilirubinemia is toxic and may cause long-term developmental disabilities. These abnormalities may be subtle, and include hearing problems and low IQ. Subtle forms of disability are known as Bilirubin-Induced Neurological Dysfunction, or BIND. More severe bilirubin-induced disabilities, including respiratory failure and resulting death, can be referred to as Acute Bilirubin Encephalopathy, or ABE. Bilirubin toxicity can ultimately result in a chronic, severe, and disabling condition called kernicterus. Kernicterus is a cerebral palsy-like condition in which the patient lacks muscle tone and motor control, cannot operate self-sufficiently, and typically requires long-term care. The National Quality Forum has in the past described kernicterus as a “never event,” one which physicians should ensure never occurs in their practice.
Limitations of Current Diagnostic Methods
It has been reported in peer-reviewed publications that the presence of hemolysis in a neonate with jaundice is a predictor of adverse neurodevelopmental outcomes. If neonates with high rates of hemolysis could be identified before they are discharged from the hospital, treatment could begin earlier, exposure to excessive bilirubin would be minimized and readmissions for jaundice would be reduced. Prior to the introduction of CoSense accurate tools for diagnosing hemolysis in neonates were not available in the market. Tests that are commonly done to assess hemolysis such as serial hematocrit levels, reticulocyte counts, Coombs test and peripheral smear, are all invasive blood tests and are less useful in neonates due to physiologic changes resulting from childbirth. For example, hematocrit levels and reticulocyte counts may be elevated in neonates unrelated to pathological conditions and may therefore confound the diagnosis of hemolysis, which typically involves low hematocrit and high reticulocyte counts. The Coombs test, a blood test that detects antibodies that can cause hemolysis, is used extensively as a measure of hemolysis; however, it often requires a painful heel stick to draw a blood sample, and other conditions besides hemolysis may trigger a false positive or false negative Coombs test. In spite of these limitations, we believe that the Coombs test remains the most frequently used diagnostic for hemolysis by physicians.
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
Phototherapy is widely used to treat jaundice, and is applied to approximately 8% of all births in the U.S. However, phototherapy treatment disrupts the opportunity for parent-newborn bonding and is often highly stressful for infants and new parents. In some cases, particularly among low-risk newborns who are jaundiced, but not hemolyzing, phototherapy may not be necessary. In other cases, observation of jaundice and early testing for hemolysis may accelerate diagnosis and treatment with phototherapy. In all cases, understanding the rate of hemolysis is a critical part of providing timely and effective care. There is a significant need for a test to aid in the detection of hemolysis that is rapid, accurate, and easy to use across all acuity levels within neonatal care.
Also, neonates are typically discharged from the hospital at approximately 48 hours of normal birth in U.S. hospitals are under pressure to discharge even earlier, in order to reduce costs and manage inpatient capacity. Bilirubin levels, however, typically peak more than 72 hours post birth. We believe that neonates with hemolysis can experience bilirubin levels in the intermediate risk range at time of discharge, but can spike rapidly to neurotoxic levels in the post-discharge period, out of the range expected based on the “Bhutani nomogram.”

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
CoSense is a point-of-care device that consists of a light-weight, portable monitoring device and a single-use nasal cannula (Precision Sampling Set or PSS). The PSS is placed just inside the nostril of the patient and is connected to the device. The CoSense device is turned on and acquires the breath signal while the patient breathes. Appropriate sample acquisition takes an average of 30 seconds. The PSS can then be removed from the patient and the device takes another four minutes to report the test result.
The AAP recommends the use of ETCO monitoring for the detection of hemolysis. We believe ETCO monitoring will enable more rapid and appropriate treatment decisions and reduce overall costs of patient care. However, there is currently no device on the market other than CoSense that effectively measures ETCO in neonates.
With CoSense data, physicians may be able to quickly identify neonates with jaundice who are at risk of adverse neurological outcomes or other disability due to a high rate of hemolysis. The physician may then initiate earlier treatments for jaundice, such as phototherapy, when necessary. We believe the potential impact of CoSense should result in reduced neurodevelopmental abnormalities in neonates. In addition, CoSense may also help identify neonates who do not have excessive hemolysis, and therefore may not require phototherapy or serial bilirubin measurements. As a result, these neonates may be discharged from the hospital earlier, or with less intensive clinical follow-up. We believe this will reduce the total number of blood draws that are necessary. We also believe this will reduce the rate of readmissions, resulting in significant cost savings for the hospital.
CoSense has the following advantages that we believe will drive its adoption by hospitals, other medical institutions and physicians:

•	rapid administration at the point-of-care, yielding results in approximately five minutes;

•	non-invasive and minimally disruptive to the neonate;

•	no requirement for specific breath maneuver;

•	simple user interface that allows the healthcare professional to use it correctly with minimal training;

•	no on-site calibration necessary; and

•	accuracy and precision over a range of CO concentrations clinically relevant (less than 10 parts per million, or ppm, with 0.1ppm resolution) to detect the rate of hemolysis.
In addition, we believe the CoSense device is priced at a level that falls below the typical capital equipment purchasing threshold for a hospital or other medical institution in the U.S.

Clinical Trials
Seven investigator-sponsored clinical trials have been performed to validate the ability of CoSense to detect the presence of hemolysis. Four of these were performed in neonates. One was performed in neonates and children up to 17 years old. Two were performed in children with sickle cell anemia, or SCA, a disease which results in chronic hemolysis.

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
In bench studies, inter-device accuracy and intra-device imprecision were evaluated in three different CoSense devices. In the clinical setting, 83 neonates who all had a gestational age, or GA, of more than 30 weeks and had birth weights of at least 1500 grams were tested. ETCO measurements, in triplicate, were compared to COHb levels measured by gas chromatography in the subset of 24 of the 83 neonates who consented to testing for COHb and were suspected of having hemolysis. Gas chromatography is a technique better suited to the laboratory than to high-volume clinical use, particularly in the point-of-care neonatal diagnostic setting. It requires a large, complicated chromatography instrument and highly trained staff.
A strong linear correlation between COHb and ETCO was seen (r= 0.93), confirming that ETCO values with CoSense accurately measure bilirubin production and therefore hemolysis. The results of this study were published in an article titled, “Evaluation of a new end-tidal carbon monoxide monitor from the bench to the bedside,” in Acta Paediatrica 2015.
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
In a clinical trial at Children’s Hospital & Research Center in Oakland, California, ETCO concentration was measured in children with SCA, who are known to have chronic hemolysis, using CoSense. Children between five and fourteen years old with SCA, who were not on regular transfusions, were eligible to participate in the trial. Children with exposure to second-hand smoke, acute respiratory infection or symptomatic asthma were excluded. Healthy children between five and fourteen years old served as matched controls. Up to three measurements were taken for each subject using CoSense, and the highest ETCO value was used. One control subject had a high ETCO value and was excluded from the analysis since the subject was found to have asthma and was on anti-epileptic medication. The data from this trial showed that CoSense may be useful to monitor the rate of hemolysis in children with SCA. This results from this study were published in an article titled, “Point-of-care end-tidal carbon monoxide reflects severity of hemolysis in sickle cell anemia,” in Pediatric Blood & Cancer 2015.
Recently, another clinical trial was conducted at Children’s Hospital & Research Center in Oakland, California and UCSF Benioff Children’s Hospital, in sickle cell disease, or SCD, subjects ages 2 to18 years old and age-matched controls to validate the accuracy of a CoSense device that had an extended temperature operating range and to determine if the modified device could differentiate between children with sickle cell disease and healthy controls. Eleven SCD subjects and ten healthy age-matched controls were enrolled. The mean ETCO for SCD subjects was statistically significant. Thus, this study showed that the modified CoSense device provided a reliable detection of hemolysis in the sickle cell subjects. Capnia would like to continue to develop this modified device to be used as a screening tool in countries with limited resources, the greatest amount of SCD births and where early mortality due to SCD is observed.
A study of 20 neonates and children with known hemolytic disorders, such as hereditary spherocytosis or pyruvate kinase deficiency, and 20 age-matched controls was conducted to compare ETCO measurements at Intermountain Healthcare Institutions in Utah (McKay-Dee NICU, McKay-Dee Pediatric Clinics, McKay-Dee Perinatal Research Outpatient Service, and Primary Children’s Hospital Hematology Clinic). The known hemolytic disorders subjects were required to have a hemoglobin (Hbg) at least 10 g/dL based on lab tests performed in the last six months and confirmed within six weeks prior to breath sample collection. Neither group of subjects were to have had a blood cell transfusion within four weeks prior to breath sample collection. One ETCOc measurement was collected from each subject. Twelve out of the infants and children enrolled in each group (24 out of 40) were less than 1  year of age at the time of the ETCO measurement. Of these 12 subjects, seven were less than 1 month old at the time of the ETCO measurement (14 out of 40). The ETCO values of the 20 neonates and children with hemolytic diseases were higher than 20 age-matched controls. Thus, this study may show that CoSense can detect the differences in the rate of hemolysis between neonates and children who have known hemolytic anemia and healthy age-matched neonates and children.
In a separate study at Intermountain Healthcare Institutions, ETCO was measured in 30 healthy, term (at least 37 weeks gestational age) newborns within the first hours after birth and again just before discharge from to home to quantify the rate of hemolysis during the first days of life. Testing was 100% successful, whether newborns were awake or asleep. The 95% confidence intervals were 1.4 to 1.7 ppm. No differences were seen in ETCO values between neonates born vaginally versus by Cesarean section, nor between those whose mothers received pitocin during labor or did not receive pitocin to augment labor. This suggests that the hemolysis was not the result of bruising during delivery. This study provides further evidence that low-grade hemolysis occurs normally in the first days after birth.
The results of these two studies were published in an article titled, “End-tidal carbon monoxide as an indicator of hemolytic rate,” in Blood Cells, Molecules and Diseases 2015.
In another study conducted at Intermountain Healthcare Institutions, ETCO was measured in 100 neonates with a total bilirubin greater than the 75th percentile on the Bhutani nomogram during birth hospitalization. Thirty-seven had elevated ETCO values (ETCO greater than 2 ppm) and 11 of these 37 were found to be Coombs positive and the remaining 26 had other etiologies. Thirty-six of the 37 with elevated ETCO had repeat total bilirubin monitoring within 24 hours of discharge from the hospital. Of the 100 neonates, none was re-hospitalized for jaundice treatment. In comparison, 3,535 neonates who did not have an ETCO measurement during this period at these hospitals had a TB greater than the 75th percentile on the Bhutani nomogram. Of these 3,535 neonates, 106 were re-hospitalized for jaundice between 3 and 11 days of life (rate = 2.99 per 100 neonates). This study showed that it is feasible to use CoSense to measure ETCO and, when an elevated ETCO is found during birth hospitalization, parents were likely to comply with advice to have the TB level rechecked within 24 hours of discharge. The results of this study were published in an article titled, “Measuring End-Tidal Carbon Monoxide of Jaundiced Neonates in the Birth Hospital to Identify Those with Hemolysis,” in Neonatalogy 2016.
A multi-center investigator-sponsored trial to define the normative data (mean, median, range and interquartile ranges) for all term and late-preterm newborns for CoSense. The investigating institutions include Stanford University School of Medicine, Albert Einstein Medical Center, Beaumont Children’s Hospital, University of Pittsburg Medical Center and McKay-Dee Hospital/Intermountain Healthcare. Enrollment in this study was completed in February 2016. Three-hundred sixty-six newborns were enrolled into this study. The data for all subjects enrolled are currently under review and analysis.
Another article titled, “Identification of neonatal hemolysis: an approach to pre-discharge management of neonatal hyperbilirubinemia,” was electronically published ahead of print in Acta Paediatr. 2016 Jan 23. This article included results from 79 newborns with a GA greater than 35 weeks and birthweight greater than 2000 grams, who were enrolled at Lucile Packard Children’s Hospital. For each newborn, up to four ETCO measurements were taken once per day for up to four days of life in conjunctions with total bilirubin, or TB, levels. This study confirmed that pre-discharge measurements of TB together with ETCO can be used as an index of increased bilirubin loads due to hemolysis.
Market Opportunity
Independent market research that we conducted has identified a large market opportunity for the CoSense device in the well-baby nursery and labor and delivery units in term neonates (less than 37 weeks), as well as in the neonatal intensive care unit, or NICU, in preterm births (less than 34 weeks) and late preterm births (between 34 and 37 weeks).
In the U.S. and E.U., there are approximately 8.1 million term births and 1.1 million preterm and late preterm births each year. Approximately 60% of term births, or approximately 4.9 million babies, and 80% of preterm and late preterm babies, or approximately 900,000 babies, are jaundiced. These babies who have concurrent hemolysis are at greatest risk for adverse outcomes. We believe that neonates who are at risk for hemolysis and are candidates to receive one or more CoSense tests during their hospital stay.
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

Sales and Marketing
CoSense is indicated for the detection of the rate of hemolysis. The initial target market for CoSense is for evaluating neonates for the presence, or the rate, of hemolysis. In January of 2016, we entered into a distribution agreement with Bemes to market and distribute CoSense and our consumable PSS exclusively for sales, marketing, distribution and field service activities in the U.S.
In the E.U., we expect to partner with distributors in each country/region, with oversight and marketing assistance from our personnel based in the United Kingdom.
We expect the majority of our revenues to result from sales of consumables. Because we believe customers will order these repeatedly once they have adopted CoSense as part of their standard procedures, we expect that our sales force can drive higher revenue per salesperson than might otherwise be the case.
Key elements of our sales and marketing strategy include:

•
Focus efforts on growing the volume of tests performed and associated consumables used. We plan to focus specifically on sales to the neonatal intensive care unit, or NICU, well-baby nursery, and labor/delivery units within each hospital. Because CoSense is a point-of-care device, each of these units of the hospital is a separate opportunity for CoSense placement.

•
Establish and engage a network of distributors in the E.U., as well as elsewhere in the world. We may establish continuing operations at a location in the E.U. to ensure close coordination and effective execution of the CoSense sales and marketing plan in the E.U.

•
Price the CoSense device at a level that allows hospitals to purchase it without protracted review via a “capital purchase committee” or analogous body. We believe that the cost of goods of CoSense devices allows us flexibility in setting this price, and we also believe we can offer customer hospitals attractive financing options to smooth out costs associated with the device purchase.

•
Price the CoSense consumable sampling set at a price that is competitive with the current costs of performing the Coombs Test and other associated invasive assays. We believe that this cost offset, complemented by potential improvements in readmission rates and clinical outcomes, will provide hospital decision-makers with a compelling economic case for adoption of CoSense.

•
Build awareness of the AAP treatment guidelines, and of the benefits of CoSense, via medical education efforts to key clinical audiences, including neonatologists, pediatricians, obstetricians, and pediatric nurses.

•
Collaborate with key specialty societies, including the AAP, Pediatric Academic Societies, American Academy of Family Physicians, or AAFP, and patient advocacy groups such as Parents of Infants and Children with Kernicterus, to ensure ongoing support for ETCO testing in clinical guidelines and to identify opportunities for expanding awareness of ETCO among their respective constituencies.

•
Support clinical trials and publications that expand the base of evidence supporting broad adoption of CoSense. We expect these efforts will build support for the clinical benefits to patients as well as economic benefits to various stakeholders in the healthcare system.

We expect that we and our distributor will expand our sales efforts to encompass lower-volume birthing centers in the U.S. once a sufficient proportion of the larger hospitals have begun to use CoSense. We may also selectively initiate direct sales to certain countries in the E.U. Furthermore, we see potential to use CoSense to make more rapid assessments of jaundiced babies in the outpatient pediatric setting, where new parents are frequently directed for follow-up care after hospital discharge. We will continue to evaluate expansion opportunities and pursue those where the potential to accelerate our business is deemed sufficient for the investment we put at risk.
Pricing and Reimbursement

We expect to continue to sell the CoSense device at a price below the typical capital expenditure approval threshold levels of most hospitals and other medical institutions in the U.S. The decision to buy, therefore, will likely be driven at the departmental rather than at the institutional level. The primary decision makers are expected be the neonatologists and nurse managers in the pediatrics and neonatology departments. Our initial efforts are focused on expanding the installed base of devices and will be followed by efforts to increase use of the disposable sampling set. The business model anticipates a significant proportion of the revenues coming from the disposable sales, even more so in later years as the number of total CoSense devices in use in the field increases. With manufacturing scale up, we expect to achieve reduced cost of goods that will lead to scaleable future growth.
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
In addition, devices are commercially available to measure CO poisoning from external sources, but these are less-sensitive devices that are not appropriate for detecting ETCO in the low concentrations (less than 10 ppm), small volumes and high breath rates that are clinically relevant in neonates. CoSense has the ability to overcome these problems using our Sensalyze technology. Several companies and academic groups have capabilities sufficient to develop such devices, and these parties may have significant resources to devote to research, development, and commercialization of devices that may compete with CoSense as well as technologies that compete with our Sensalyze Technology Platform generally. Competition within our target market will depend on several factors, including:

•	quality and strength of clinical and analytical validation data;

•	confidence of health care providers in diagnostic results;

•	reimbursement and payment factors;

•	inclusion in practice guidelines;

•	cost-effectiveness;

•	ease of use; and

•	the strength of our intellectual property.
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

•	Nitric oxide or NO, for assessment and management of asthma in infants and young children;

•	End-tidal CO2 for neonates;

•	Hydrogen breath testing for infants with malabsorption problems;

•	Carbon monoxide levels for hemolysis, CO poisoning or Sickle Cell Screening;

•	Acetone, nitrites for diabetes;

•	Volatile Organic Compounds, or VOC, for cancer, heart failure and multiple sclerosis; and

•	Alkanes, transplant rejection. We may also license elements of our Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities.
NeoForce Pulmonary Solutions

Approximately 10% of newborns require some assistance to begin breathing at birth and represents the number of patients that would benefit from our products. Of this 10%, approximately 1% requires extensive resuscitative measures. Although the vast majority of newly born infants do not require intervention to make the transition from intrauterine to extra uterine life, because of the large number of births, a sizable number will require some degree of resuscitation.

Respiratory adaptation
In utero, most of the blood flow is shunted away from the lungs and directed to the placenta where fetoplacental gas exchange occurs. After birth, the airways and the alveoli must be cleared of fetal lung fluid so that the lungs can operate as a functional respiratory unit providing adequate gas exchange. Pulmonary blood flow must increase, and spontaneous respirations must be established.
NeoForce T-Piece Resuscitation Platform
A T-piece resuscitator is a manually operated resuscitation delivery device used for infants and small children (less than 10 kg) to effectively deliver inhalation breaths at preset peak inspiratory pressures, or PIP, and a small back pressure to keep the lungs from collapsing on exhalation, known as positive end expiratory pressures, or PEEP, at a preset Fi02, or percent oxygen. There are two components to T-piece Resuscitation, the “Box or T-piece Resuscitator” and a single patient use circuit. The circuit connects to the box on one end and the patient on the other through a mask. The box controls the PIP, and the circuit controls the PEEP through an adjustable valve. In general, it is a modern replacement for the traditional bag and mask which requires significant user training and experience to deliver breaths to infants with tiny and very delicate lungs and may result in injury due to inappropriately high pressure and/or larger volumes.
Resuscitation and the First Breaths of Life
Neonatal resuscitation skills are essential for all health care providers who are involved in the delivery of newborns. The transition from fetus to newborn requires intervention by a skilled individual or team in approximately 10% of all deliveries. In the U.S., 81% of all babies are born in nonteaching level I or II hospitals. In these hospitals, the volume of delivery service may not provide sufficient economic justification for the continuous in-hospital presence of specialists with high-risk delivery room experience, as recommended by the AAP Neonatal Resuscitation Guidelines, or NRP, and the American College of Obstetricians and Gynecologists, or ACOG. Perinatal asphyxia and extreme prematurity are the 2 complications of pregnancy that most frequently necessitate complex resuscitation by skilled personnel. However, only 60% of asphyxiated newborns can be predicted ante partum. The remaining newborns are not identified until the time of birth. Additionally, approximately 80% of low-birth-weight infants (infants less than 2kg) require resuscitation and cardio pumonary stabilization at post delivery.
Nearly one half of newborn deaths (many of which involve extremely premature infants) occur during the first 24 hours after birth. Many of these early deaths also have a component of asphyxia or respiratory depression as an etiology. For the surviving infants, effective management of asphyxia in the first few minutes of life can influence long-term outcome.
Even though prenatal care can identify many potential fetal difficulties ante partum, allowing maternal transfer to a referral center for care, many women who experience preterm labor are not identified prospectively and therefore are not appropriately transferred to a tertiary perinatal center. Consequently, many deliveries of extremely premature infants occur in smaller hospitals.
For these reasons, all personnel involved in delivery room care of the newborn should be trained adequately in all aspects of neonatal resuscitation. Additionally, equipment that is appropriately sized to resuscitate infants of all gestational ages should be available in all delivering institutions, even if the institution does not care for preterm or intensive care infants.
Market Opportunity
The United Nations estimates the annual number of births worldwide to be approximately 143 million. Of these births, the number requiring assisted ventilation is approximately 10% of all births which represents the theoretical maximum addressable market potential. The addressable market is however much lower since a large number of infants are born in regions that do not have access to advanced resuscitation facilities, people or equipment. In general the market can be segmented along the economic development status of the country region where the infant is born and our current solutions are aligned to more developed regions such as the U.S., E.U., and portions of the Middle East.
In the U.S. and E.U., there are approximately 8.1 million term births and 1.1 million preterm and late preterm births each year. Approximately 10% of term births, or approximately 800,000 babies, and 80% of preterm and late preterm babies, or approximately 88,000 babies, will need assisted ventilation during the birthing process or later in the NICU as a supplement to long term ventilation management,

In the U.S. approximately the majority of all birthing hospitals have or use some form of T-piece resuscitation and are potential consumers of our T-piece solutions which include a delivery device (NeoPiP T-piece Resuscitator) or our universal T-piece single patient use circuit (NeoPiP Circuit).
Sales and Marketing
We intend to leverage the existing channels that we have in place to sell the newly acquired products from NeoForce. NFI has a well-established and efficient telemarketing presence that will supplement and extend our current distribution channel. In the U.S., we will continue to sell via a direct sales force, with potential augmentation of our reach via distributors. In the E.U., we expect to partner with distributors in each country, with oversight and marketing assistance from our personnel.
Our U.S. direct sales efforts will continue to focus on large hospital systems with high volumes of births as the call points and decision makers for both NeoForce and CoSense customers are nearly identical. NeoForce has an installed base of over 300 customers and the existing relationships are anticipated to have a positive impact on creating interest in CoSense.
The majority of NFI revenues will continue to be sales of our consumable T-piece circuits.
Key elements of our sales and marketing strategy include:

•	Focus efforts on growing the volume of consumables used as our universal circuit will work with all installed base devices of NFI and its competitors.

•	Establish and engage a network of distributors in the E.U. and other international markets as conditions warrant.
We will continue to evaluate expansion opportunities and pursue those where the potential to accelerate our business is deemed sufficient for the investment we put at risk.
Pricing and Reimbursement
NFI sells its products into a relatively mature market with established pricing and acquisition methods in place where the hospital focuses on price, clinical utility and improved safety as measures to “switch”. The decision to buy, therefore, will continue be driven at the departmental level controlled by the nursing management team overseeing the newborn areas of the institution, in conjunction with respiratory therapy.
NFI is under contract with MedAssets, a GPO that represents approximately 35% of all hospitals in the US and sets fixed pricing as a function of volume. We will continue to utilize this contract to help expand sales of our neonatology products and will assess other GPO organizations as conditions warrant.
There are no reimbursement issues for the NFI line of products as the devices and consumables for resuscitation are considered mission critical and covered under the hospitals operating budget at the department level.
Competition for NeoForce Recitation Solutions
T-piece resuscitation has been around since the early 1900’s but only became mainstream in the past 30 years mostly due to the efforts of Fisher and Paykel and their NeoPuff ® line of resuscitation devices. Their efforts in conjunction with the widespread integration of T-piece devices built into the radiant warmers used in the delivery room has created a substantial installed base of units that can use our consumable circuit.
Companies that currently produce a T-piece solution include; GE Health Care, Fisher and Paykel, Drager Medical, Mercury Medical and CarFusion. Many of our competitors are part of large companies where T-piece is treated as an accessory or an extension of a larger portfolio of unrelated adult and pediatric solutions. Our focus on this market combined with our small size allows us to be nimble and responsive to changing market dynamics.
Nasal CO2 Technology
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
The International Headache Society describes TN as a disorder characterized by recurrent unilateral brief electric shock-like pains, abrupt in onset and termination, limited to the distribution of one or more divisions of the trigeminal nerve and triggered by innocuous stimuli. There may be persistent background facial pain of moderate intensity. Based on the J. Penman 1968 publication in the Handbook of Clinical Neurology, we currently estimate that approximately 100,000 people are afflicted with TN in the U.S.
In December 2015, we received orphan drug designation for our nasal, non-inhaled CO2 technology for the treatment of TN. We have filed an IND with the FDA and started enrolling patients in a pilot clinical trial in early 2016.
Cluster Headache
Cluster headaches affect approximately 0.2% of the population, and are characterized by recurring bouts of excruciating pain in one side of the head. In episodic cluster headaches, episodes of pain typically last from 15 minutes to three hours and can occur several times a day over several months before remitting. The same pattern often recurs multiple times over a patient’s lifetime. Approximately 10% to 15% of cluster patients have chronic cluster headaches, which are characterized by continuing pain with no remission. The pain of cluster headache may be significantly greater than other conditions, such as severe migraine.
In February 2015, we entered into an agreement with Clinvest, a division of Banyan Group, Inc., to conduct an investigator-sponsored clinical trial evaluating our nasal, non-inhaled carbon dioxide on up to 25 patients with episodic cluster headaches.
In July 2015, we commenced enrollment in a pilot, single-center, investigator-sponsored clinical trial evaluating our proprietary nasal, non-inhaled CO2 technology for the treatment of cluster headaches. The primary efficacy endpoint of the trial is the greatest change from pre-treatment headache pain intensity to post treatment. We expect to report top-line data from this trial in 2016.
Allergic Rhinitis
Allergic rhinitis, or AR, which is commonly and colloquially referred to as “allergies,” is characterized by symptoms that are often episodic and include nasal congestion, itching, sneezing and runny nose. It is one of the most common ailments in the western world and is growing rapidly, making AR one of the largest potential pharmaceutical markets. There are approximately 39 million sufferers in the U.S. and 48 million in France, Germany, Italy, Spain and the United Kingdom, and an additional 36 million in Japan, according to research firm GlobalData. Prevalence of AR is growing rapidly in the developed world. The most common AR drug therapies include antihistamines and intranasal steroids. Leukotriene inhibitors and other drugs are also currently prescribed to AR patients. Several of these drugs have generated sales in excess of $1 billion per year as branded products. However, these products have significant limitations and AR sufferers remain dissatisfied with the available treatments. Thus, there is a need for a more effective treatment with a faster onset of action and improved safety profile.
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

Based on clinical trials to date, we believe Serenz exhibits the ideal characteristics of an AR therapeutic, including:
•Rapid relief
•Relief from all nasal symptoms
•Mild side effect profile
•No known long-lasting side effects
•Locally acting
•Non-sedating
•Non-steroidal
•Usable on an as-needed basis

The “As-Needed Only” Treatment Paradigm
The traditional therapeutics used for the symptomatic treatment of AR have left a significant unmet need in this population. These therapeutics, mostly antihistamines and nasal steroids, are typically used on a scheduled basis, for example daily or twice a day. Given that the symptoms of AR are typically episodic, such as when an AR sufferer is exposed to a pollen when they step outdoors in allergy season, we believe an as- needed treatment paradigm is more optimal. The reason for chronic treatment of this episodic disorder is that the available treatments for AR take too long to act. Even when used “as-needed”, these products are unlikely to have a meaningful effect on efficacy in a very short time frame.
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
Clinical Trials of Serenz in Allergic Rhinitis
We have conducted six randomized, controlled clinical trials involving 975 patients, testing the safety and efficacy of nasal CO2 in treating the symptoms of AR. Four of these clinical trials were in patients with seasonal AR, or SAR, and two of these clinical trials was in patients with perennial AR, or PAR. In addition, GlaxoSmithKline conducted a trial in 147 patients to assess the consumer appeal of Serenz for patients with nasal congestion. The trials using the as-needed approach showed statistically significant and clinically meaningful effects in both SAR and PAR. The effect is seen on each of the individual nasal and non-nasal symptoms, with as little as a 10 second per nostril application of Serenz. Given the rapid onset and generally mild side effect profile, we believe Serenz is ideally suited for marketing to patients for use on an as-needed basis.
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
We recently reactivated the CE Mark for Serenz. We plan to move forward with pilot sales of Serenz to pharmacies in the E.U. during the second quarter of 2016 to gather commercial feedback in preparation of a possible full launch of Serenz later in 2016.
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
NFI has its operations in Ivyland, Pennsylvania and is FDA registered and ISO 13485 certified. Its products are CE certified and are available for sale in the EU, as well as many other international markets. NFI assembles and tests the NeoPip resuscitators at its facility in Ivyland. The NeoPiP circuit is manufactured in Taiwan at an FDA registered ISO 13485 facility, with inventory stocked at NFI for distribution. NFI holds 4 to 6 months of inventory at any given time to assure it can meet expanded and growing demands for its solutions and to minimize transportation costs.
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
On May 11, 2010, we entered into an Asset Purchase Agreement with BioMedical Drug Development, Inc., or BDDI, pursuant to which BDDI agreed to sell certain technology to us and BDDI received and was entitled to receive, among other consideration, certain royalty payments related to the technology. On June 4, 2012, George Tidmarsh and BDDI entered into an Asset Purchase Agreement, pursuant to which, among other things, the Asset Purchase Agreement was assigned and transferred to Mr. Tidmarsh. On June 30, 2015, we entered into an Agreement and First Amendment to Asset Purchase Agreement with Mr. Tidmarsh and BDDI, whereby, among other things patent was purchased by us and, the royalty payments under the Asset Purchase Agreement were terminated. Pursuant to the Agreement and First Amendment to Asset Purchase Agreement, we (i) entered into a Common Stock Purchase Agreement with Mr. Tidmarsh whereby we issued 40,000 shares of Common Stock to Mr. Tidmarsh and (ii) paid $150,000 to Mr. Tidmarsh and agreed to pay an additional $100,000 on each of the six, twelve and eighteen month anniversary of the Agreement and First Amendment to Asset Purchase Agreement. On December 21, 2015, we paid the first installment of $100,000.

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

•	Our pending applications, when issued, would likely expire between 2020 and 2033.

•	Our issued patents and pending patent applications include claims directed to:

•	gas dispensing devices, including various nosepiece configurations, pressure regulators, and cylinder configurations;

•	methods for delivering therapeutic gases to patients;

•	the treatment of various medical conditions via delivery of therapeutic gases to the nasal cavity; and

•	combined delivery of gases with other therapeutic agents.
NFI Patent Portfolio
NeoForce has designed and patented a device (Ispira) leveraging its neonatal resuscitation product platform to provide effective rescue breaths to pediatric and adult patients in conjunction with integrated cardiac defibrillators.
Ispira is intended to address a need for improving the efficacy of pulmonary resuscitation in adults and pediatric patients. In the neonatal environment there has been a desire to control manual emergency resuscitation with respect to peak inspiratory pressure, positive end expiratory pressure and breath rate. Ispira brings this capability to the adult and pediatric patient market. The alternative to such a device is the BVM or anesthesia bag. The BVM bag is a device that functions as a bellows or bladder to deliver air to a patient by manual compression of the bag. The volume and pressure of delivered gas using manual compression is a function of many variables that include the size and strength of the person’s hand, familiarity with the device and even the level of fatigue of the person providing resuscitation. Each breath delivered by the BVM will be different and in some cases the difference can be significant.
A U.S. utility patent application for the Ispira was filed with the U.S. Patent and Trademark Office on July 17, 2007 and was assigned serial number 11/779,037, or the US Application. Claims 1-25 were accepted and pending in the application. The US Application was published as US 2009/0020127 on January 22, 2009. The patent was subsequently issued in July of 2011 and assigned patent #7,980,244. An international patent application under the Patent Cooperation Treaty, or PCT, was filed on July 17, 2008 and assigned application number PCT/US2008/070332, or the PCT Application. The PCT Application claims priority to the US Application. The PCT Application published as PCT publication WO2009/012386 on January 22, 2009. An International Search Report, or ISR, was issued on January 30, 2009, for the PCT Application. In the ISR, claims 1-25 were found to be novel and to have industrial applicability.
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
The FDA has undertaken a systematic review of the 510(k) clearance process that includes both internal and independent recommendations for reform of the 510(k) system. The internal review, issued in August 2010, included a recommendation for development of a guidance document defining a subset of moderate risk (Class II) devices to include implantable, life-

supporting or life-sustaining devices, called Class IIb, for which additional clinical or manufacturing data typically would be necessary to support a substantial equivalence determination. In the event that such new Class IIb sub-classification is adopted, we believe that most of the tests that we may pursue would be classified as Class IIa devices having the same requirements of the current Class II designation. In July 2011, the Institute of Medicine, or IOM, issued its independent recommendations for 510(k) reform. As the FDA receives public comment on the IOM recommendations and reconciles its plan of action to respond to both the internal and IOM recommendations, the availability of the 510(k) pathway for our diagnostic tests, and the timing and data burden required to obtain 510(k) clearance, could be adversely impacted. We cannot predict the impact of the 510(k) reform efforts on the development and clearance of our future diagnostic tests.
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

Advertising
Advertising of our neonatology products are subject to regulation by the Federal Trade Commission, or FTC, under the FTC Act. The FTC Act prohibits unfair or deceptive acts or practices in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders and injunctions, which can require, among other things, limits on advertising, corrective advertising, consumer redress and restitution, as well as substantial fines or other penalties. Any enforcement actions by the FTC could have a material adverse effect our business.

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
Recent Developments
March 2015 Private Transaction
On March 5, 2015, we entered into, and subsequently consummated, a private transaction, or the Private Transaction, pursuant to a Warrant Exercise Agreement, or the Warrant Exercise Agreement, with certain holders of our Series B Warrants. The Series B Warrants were originally issued in connection with our IPO, and were exercisable for up to an aggregate of 2,449,605 shares of our Common Stock at an exercise price of $6.50 per share prior to their expiration on February 12, 2016. Pursuant to the Warrant Exercise Agreement, certain participating holders of Series B Warrants and we agreed that such Series B Warrant holders would cash exercise their Series B Warrants in full and we would issue to the holders Series C Warrants, at an exercise price of $6.25 per share to purchase up to an aggregate of 589,510 shares of Common Stock, which represented the aggregate number of shares of Common Stock underlying the Series B Warrants to be cash exercised pursuant to the Warrant Exercise Agreement. We received gross proceeds of approximately $3.8 million from the cash exercises of the Series B Warrants in connection with the Private Transaction.
In consideration for the cash exercise of the Series B Warrants in connection with the Private Transaction and pursuant to the terms of the Warrant Exercise Agreement, we issued the Series C Warrants to the exercising holders of Series B Warrants, of which each Series C Warrant: (i) is exercisable at $6.25 per share; (ii) is exercisable for the number of shares of Common Stock underlying the Series B Warrants that were cash exercised by such holders; (iii) is immediately exercisable upon issuance and until March 4, 2020; and (iv) does not include the cashless exercise feature that was contained in the Series B Warrant that results in an increasing number of shares of Common Stock issuable without consideration as the price of the Common Stock decreases is not contained in the Series C Warrants.
In connection with the Private Transaction, we relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for transactions not involving a public offering, and Rule 506 of Regulation D thereunder as a private offering, without general solicitation, made only to and with accredited investors. We filed a Notice of Exempt Offering on Form D on March 11, 2015 covering the Private Transaction and the Series C Warrants.
Pursuant to the Warrant Exercise Agreement, we filed a registration statement on Form S-1 with the Securities and Exchange Commission, covering the underlying shares of Common Stock exercisable under the Series C Warrants issued in the Private Transaction, which was declared effective under the Securities Act, on May 19, 2015. The Warrant Exercise Agreement provides for payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each warrant is convertible into in the event that we are unable to maintain the effectiveness of the registration statement.
On June 25, 2015, pursuant to a registration statement on Form S-4 filed with the SEC, we offered all remaining holders of Series B Warrants the opportunity to exercise the Series B Warrants held by them and receive Series C Warrants with the same terms indicated above. The exchange offer, or the Exchange Offer, expired on July 24, 2015. The holders of Series B Warrants to purchase 905 shares of Common Stock, representing 0.06% of the then outstanding Series B Warrants, tendered such Series B Warrants in the Exchange Offer and, pursuant thereto, were issued 905 shares of Common Stock and Series C Warrants to purchase 905 shares of Common Stock. The aforementioned prospectus covers the 905 shares of Common Stock issuable upon exercise of the Series C Warrants issued in the Exchange Offer.

Aspire Private Transaction
On July 24, 2015, we entered into the Aspire Purchase Agreement which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our Common Stock over the 24-month term of the Aspire Purchase Agreement. Concurrently with entering into the Aspire Purchase Agreement, we also entered into a registration rights agreement, or the Aspire Registration Rights Agreement, with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of our Common Stock that have been and may be issued to Aspire Capital under the Aspire Purchase Agreement. The SEC declared our registration statement in connection with the foregoing effective on August 10, 2015.
Under the Aspire Purchase Agreement, on any trading day selected by us, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice directing it to purchase up to 75,000 shares of our Common Stock per business day, up to $10.0 million of our Common Stock in the aggregate at a per share price equal to the lesser of: (x) the lowest sale price of the our Common Stock on the purchase date; or (y) the arithmetic average of the three (3) lowest closing sale prices for our Common Stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.
In addition, on any date on which we submit a purchase notice, as referred to above, to Aspire Capital in an amount equal to at least 75,000 shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice, or a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our Common Stock traded on the principal market for our Common Stock on the next trading day, or the VWAP Purchase Date, subject to a maximum number of shares that we may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our Common Stock traded on the principal market on the VWAP Purchase Date.
The purchase price referred to above will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute it. We may deliver multiple purchase notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Aspire Purchase Agreement, so long as the most recent purchase has been completed.
The Aspire Purchase Agreement provides that we and Aspire Capital shall not effect any sales under the Aspire Purchase Agreement on any purchase date where the closing sale price of our Common Stock is less than $2.63. There are no trading volume requirements or restrictions under the Aspire Purchase Agreement, and we will control the timing and amount of sales of our Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the Aspire Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Purchase Agreement. In consideration for entering into the Aspire Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 71,891 shares of our Common Stock. The Aspire Purchase Agreement may be terminated by us at any time, at our discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our Common Stock during any time prior to the termination of the Aspire Purchase Agreement. Any proceeds we receive under the Aspire Purchase Agreement are expected to be used for working capital and general corporate purposes.
On October 12, 2015, we entered into a Securities Purchase Agreement with funds managed by Sabby Management, LLC, or Sabby, pursuant to which the Company agreed to sell to Sabby, in a private placement, an aggregate of up to 10,000 shares of Series A Convertible Preferred Stock at an aggregate purchase price of $10,000,000, which is convertible into 5,405,405 shares of our Common Stock, based on a fixed conversion price of $1.85 per share on an as-converted basis, and Series D Common Stock Warrants to purchase 2,702,704 shares of our Common Stock, based on a fixed per share exercise price of $2.46. The first close consummated on October 15, 2015.
As a result of the Sabby transaction, until April 3, 2016, we are currently unable to access funds from Aspire Capital pursuant to the Aspire Purchase Agreement.

Employees
As of December 31, 2015, we had 29 full-time employees and 13 full-time or part-time consultants providing services to us. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate and Available Information
Our principal corporate offices are located at 1235 Radio Road, Suite 110, Redwood City, California 94065 and our telephone number is (650) 213-8444. We were incorporated in Delaware on August 25, 1999. Our internet address is www.Capnia.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the Securities Exchange and Commission. Our Securities Exchange and Commission reports can be accessed through the Investor Relations section of our internet website. The information found on our internet website is not part of this or any other report we file with or furnish to the Securities Exchange and Commission.

ITEM 1A. RISK FACTORS
An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.
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
We are a developer of therapeutics and diagnostics with a limited operating history. Other than CoSense, which has received 510(k) clearance from the FDA and CE Mark certification in the E.U., and the products acquired from NeoForce (collectively, our “neonatology products”), we have no other products currently approved. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical device product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of December 31, 2015, we had an accumulated deficit of $86 million.
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
The commercialization of our neonatology products, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of December 31, 2015, we had approximately $5.5 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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
The extent to which we utilize the Common Stock Purchase Agreement dated as of July 24, 2015, or the Aspire Purchase Agreement, with Aspire Capital LLC, or Aspire Capital, as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, the volume of trading in our Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our Common Stock under the Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $2.63 per share. Even if we are able to access the full $10.0 million under the Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans. In addition, as a result of the Sabby Purchase Agreement, from October 12, 2015 until ninety days after the date that all securities sold to Sabby may be freely sold without restriction (either as a result of an effective registration statement covering such shares or pursuant to Rule 144), we are not able to access any additional funds under the Aspire Purchase Agreement.
Risks related to the development and commercialization of our products
Our success depends heavily on the successful commercialization of our CoSense device to aid in diagnosis of neonatal hemolysis. If we are unable to sell sufficient numbers of our CoSense instruments and disposables, our revenues may be insufficient to achieve profitability.
With the exception of revenue generated from the sale of products acquired from NeoForce, we will derive substantially all of our revenues from sales of CoSense devices and consumables for the foreseeable future. If we cannot generate sufficient revenues from sales, we may be unable to finance our continuing operations.
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

•	the success of our distribution partner;

•	whether healthcare providers believe such tests provide clinical utility;

•	whether the medical community accepts that such tests are sufficiently sensitive and specific to be meaningful in patient care and treatment decisions; and

•	whether hospital administrators, health insurers, government health programs and other payors will cover and pay for such tests and, if so, whether they will adequately reimburse us.
We are relying on a third party, Bemes, who we do not control to distribute and sell CoSense and our consumable PSS. If Bemes is not committed to our products or otherwise runs into its own financial or other difficulties, it may result in failure to achieve widespread market acceptance of our neonatology and other products would materially harm our business, financial condition and results of operations.
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
In addition, although treatment guidelines recommend ETCO testing, physicians are free to practice in accordance with their own judgment, and may not adopt ETCO testing to the extent recommended by the guidelines, or at all. AAP guidelines recommend ETCO measurement be performed to assess the presence of hemolysis in neonates requiring phototherapy, neonates unresponsive to phototherapy or readmitted for phototherapy, and neonates with bilirubin levels approaching exchange transfusion levels. Furthermore, AAP guidelines are updated approximately every ten years, and the current guidelines were published in 2004, so the guidelines may change in the near term.
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
In recent years, we have incurred significant costs in connection with the development of CoSense. For the year ended December 31, 2015, our research and development expenses were $4.5 million. We expect our expenses to increase for the foreseeable future, as we conduct studies of CoSense and continue to develop our planned products, including tests for nitric oxide and other analytes. We will also incur significant expenses to establish a sales and marketing organization, and to drive adoption of and reimbursement for our products. As a result, we need to generate significant revenues in order to achieve sustained profitability.

Serenz may not be approved for sale in the U.S., or in any territory outside of the E.U.
Neither we nor any future collaboration partner can commercialize Serenz in the U.S. without first obtaining regulatory approval for the product from the FDA. In the E.U., we previously obtained CE Mark certification, clearing the device for commercial sale. However, upon our license of the product to Block Drug Company, a wholly-owned subsidiary of GlaxoSmithKline, or GSK, we discontinued the contract manufacturing relationships that formed a key element of the CE Mark documentation. We recently reactivated the CE Mark certification for Serenz. We plan to move forward with pilot sales of Serenz to pharmacies in the E.U. during the second quarter of 2016 to gather commercial feedback in preparation of a possible full launch of Serenz later in 2016.
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
Alternatives exist for our neonatology products and for Serenz and we will likely face competition with respect to any planned products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, medical device companies, and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell AR therapies to our target patient group. These companies may reduce prices for their competing drugs in an effort to gain or retain market share, and undermine the value proposition that Serenz or our neonatology products might otherwise be able to offer to payors. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.
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

Even if we are able to commercialize our neonatology products, Serenz, or any planned products, or to obtain a partner to commercialize Serenz, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
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
We currently hold $8.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

The loss of key members of our executive management team could adversely affect our business.
Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, David D. O’Toole, our Senior Vice President, Chief Financial Officer, Anthony Wondka, our Senior Vice President of Research and Development, Otho Boone, our Vice President and General Manager of Neonatology, and Kristen Yen, our Vice President of Clinical & Regulatory. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our Chief Executive Officer, Chief Financial Officer, Vice President & General Manager of Neonatology, Vice President of Clinical & Regulatory, and Senior Vice President of Research and Development have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1,000,000 “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.
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
As of December 31, 2015, we had 29 employees and 13 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. In December of 2015, Congress passed a two-year suspension of the 2.3% medical device tax. If after two years, the suspension is not extended, at this time we believe the 2.3% tax on sales of medical devices will be pplicable to sales of CoSense devices and may be applicable to CoSense consumables and Serenz devices. We cannot assure you that after the two-year suspension, the reinstatement of the 2.3% medical device tax would not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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
Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In 2015, the reported high and low prices of our Common Stock ranged from $9.90 to $1.02. As a result of this volatility, investors may not be able to sell their Common Stock at or above the purchase price. The market price for our Common Stock may be influenced by many factors, including the following:

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
Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales may occur, could materially and adversely affect the price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. All of our shares of Common Stock are freely tradable, without restriction, in the public market, except for any shares sold to our affiliates.
As of December 31, 2015, approximately 14 million shares of Common Stock may be sold in the public market by existing stockholders, subject to volume and other limitations imposed under the federal securities laws. Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and could materially impair our ability to raise capital through offerings of our Common Stock.
Beginning after April 4, 2016, we will be able to sell additional shares of our Common Stock under the Aspire Purchase Agreement. The number of shares that we may sell to Aspire Capital under the Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our Common Stock under the Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $2.63 per share.

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
Our executive officers, directors and stockholders own a majority of our outstanding Common Stock. Entities associated with Vivo Ventures and our Chairman, Ernest Mario, as of December 31, 2015, own approximately 59% of our Common Stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2014 and in the year ended December 31, 2015, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
For a discussion of our remediation plan and the actions that we have executed during 2014 and continued in 2015, see Item 9a of our Annual Report on Form 10-K. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
As of December 31, 2015, we had Series A Warrants outstanding exercisable for an aggregate of 2,425,605 shares of Common Stock, Series B Warrants outstanding exercisable for an aggregate of 116,580 shares of Common Stock, Series C Warrants outstanding exercisable for an aggregate of 590,415 shares of Common Stock and Series D Warrants outstanding exercisable for an aggregate of 1,280,324 shares of Common Stock. As of December 31, 2015, we had 4,555 of Series A Convertible Preferred Stock outstanding exercisable for an aggregate of 2,462,162 shares of Common Stock. As of December 31, 2015, options to purchase 1,858,839 shares of our Common Stock were issued and outstanding with a weighted average exercise price of $4.82 per share. The sale or even the possibility of sale of the shares of Common Stock, or the exercise of options or warrants to purchase shares of our Common Stock and subsequent sale thereof could substantially reduce the market price for our Common Stock or our ability to obtain future financing.

As our warrant holders exercise their warrants into shares of our Common Stock, our stockholders will be diluted.
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
We have listed our Common Stock and Series A Warrants on the NASDAQ Capital Market. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, and market capitalization above certain specified levels. On July 17, 2015, we received a notice from the NASDAQ informing us that the NASDAQ Listing Rules, or the Rules, require listed securities to maintain a minimum Market Value of Listed Securities, or MVLS, of $35 million. Our MVLS for the 30 consecutive business days preceding July 17, 2015 no longer met this requirement and consequently, a deficiency occurred with respect to the Rules. The Rules also provided us with a compliance period of 180 calendar days, which ended on January 13, 2016, in which to regain compliance. On January 12, 2016, we received a letter from NASDAQ indicating that we had regained compliance: however, since we do not expect to become profitable for some time after the filing of this prospectus, there is a risk that our shareholders’ equity could fall below the $2.5 million level required by the NASDAQ Capital Market, which will cause us to fail to conform to the NASDAQ listing requirements on an ongoing basis, which in turn could cause our Common Stock to cease to trade on the NASDAQ Capital Market exchange, and may move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by Pink OTC Markets, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ Capital Market.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for holders of the warrants to exercise the warrants.
The warrants we have issued and outstanding do not confer any rights of Common Stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price for a limited period of time. Specifically, holders of Series A Warrants may exercise their right to acquire the Common Stock and pay an exercise price of $6.50 per share prior to the expiration of the five-year term on November 12, 2019, after which date any unexercised Series A Warrants will expire and have no further value. Holders of Series C Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.25 per share prior to the expiration of the five-year term on March 4, 2020. Holders of Series D Warrants may exercise their right to acquire Common Stock and pay an exercise price of $2.46 per share prior to the expiration of the five-year term on October 15, 2020. In certain circumstances, the Series A, Series C Warrants, and Series D Warrants may be exercisable on a cashless basis. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	amendments of our certificate of incorporation and bylaws require the approval of 662/3% of our outstanding voting securities;

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
Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.3 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $1.1 million, in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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
We have registered for sale 2,428,109 shares of Common Stock that we have or may sell to Aspire Capital under the Aspire Purchase Agreement plus 71,891 shares of Common Stock that were commitment shares that we issued to Aspire Capital. As of December 31, 2015, we have sold 505,585 shares of our Common Stock to Aspire Capital. The shares that were issued or may be issued to Aspire Capital pursuant to the Aspire Purchase Agreement were registered and may be sold immediately after purchase by Aspire. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Aspire Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our Common Stock under the Aspire Purchase Agreement may cause the trading price of our Common Stock to decline. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Aspire Purchase Agreement. The sale of a substantial number of shares of our Common Stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, except as limited by the Sabby Purchase Agreement, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

The issuance of Series A Convertible Preferred Stock and Series D Common Stock Purchase Warrants, and the issuance of the underlying shares of Common Stock, to Sabby may cause substantial dilution to our existing stockholders, and the sale of the underlying shares of Common Stock by Sabby could cause the price of our Common Stock to decline.
We have registered for sale 5,405,405 and 2,811,811 shares of Common Stock, respectively, underlying the Preferred Stock and Series D Common Stock Purchase Warrants sold and issued, or available for sale and issuance, to Sabby pursuant to the Sabby Purchase Agreement. The registration statement for the resale of the Common Stock was declared effective on January 4, 2016. Sabby may sell all, some or none of our shares that it holds or comes to hold under the Sabby Purchase Agreement. The sale of a substantial number of shares of our Common Stock by Sabby, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The Sabby Purchase Agreement also contains certain covenants restricting our ability to issue equity securities (subject to certain carveouts), and provides Sabby a right to participate in any future sale of our equity securities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Facilities
Our headquarters are located at 1235 Radio Road, Suite 110, Redwood City, California 94065, where we lease approximately 8,171 square feet of office space, under a lease that expires in in July 2019. An additional 5,265 square feet of office space became part of the lease agreement on March 1, 2016.
We had previously leased 6,033 square feet at 3 Twin Dolphin, Suite 160, Redwood, California 94065 for our corporate headquarters. On January 13, 2016, we entered into an agreement to sublease this space through June 2018, the expiration of our original lease.
We also have operations at 34 and 35 Commerce Drive in Ivyland, Pennsylvania, where we lease approximately 4,800 square feet of office space, under a lease that expires in March 2017.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on NASDAQ under the symbol “CAPN”, and our Series A warrants are quoted on NSADAQ under the symbol “CAPNW.” Our Series B warrants were not, and our Series C Warrants and Series D Warrants are not traded on a national securities exchange.
The following table sets forth the high and low sales prices per share of the common stock as reported on NASDAQ. Such quotations represent inter dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. Prior to the date of our IPO, there was no public market for our common stock. As a result, we have not set fourth quarterly information with respect to the high and low prices for our common stock for all of the two most recent fiscal years.

Fiscal 2014	High	Low
Fourth Quarter (since November 18, 2014)	$4.04	$1.49
Fiscal 2015
First Quarter 2015	$8.75	$1.18
Second Quarter 2015	7.45	2.81
Third Quarter 2015	3.15	1.15
Fourth Quarter 2015	2.46	1.51
As of March 1, 2016, there were approximately 90 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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
During the year ended December 31, 2015, we issued the following unregistered securities:

•
On July 24, 2015, we entered into the Aspire Purchase Agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of our Common Stock over the 24-month term of the purchase agreement. During the quarter ended September 30, 2015, we issued an aggregate of 506,585 shares of Common Stock to Aspire Capital in exchange for approximately $1.4 million

•
On October 12, 2015, we entered into the Sabby Purchase Agreement with funds managed by Sabby to purchase up to $10 million of Series A Convertible Preferred Stock, or Preferred Stock, together with related Series D Warrants to purchase shares of our Common Stock. The sale of the Preferred Stock took place in two separate closings. On October 15, 2015, the date of the first closing, we received proceeds of approximately $4.1 million, net of $0.4 million in expenses. On January 8, 2016, the date of the second closing, we received proceeds of approximately $5 million, net of $0.5 million in expenses. The expenses related to both closings of the transaction include a fee to the agent in the transaction, Maxim Group, LLC, in the amount of $0.7 million. In addition, we issued to Maxim Group Series D Warrants to purchase 2,702,704 shares of our Common Stock.

Except as outlined above, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. The Registrant believes that these transactions were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

•
For the year ended December 31, 2015, we granted to officers, directors, employees, consultants and other service providers options to purchase an aggregate of 955,713 shares of common stock under our 2014 Equity Incentive Plan.

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

(b) Use of Proceeds

There has been no material change in the planned use of proceeds from the transactions with Aspire and Sabby as described in our final prospectuses filed with the SEC pursuant to Rule 424(b) for each such transaction.
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
We derived the statements of operations data for the fiscal years ended December 31, 2015 and 2014 and the balance sheets data as of December 31, 2015 and 2014 from our audited financial statements appearing elsewhere in this filing. The data should be read in conjunction with the financial statements, related notes, and other financial information included herein.

	Year Ended December 31,
Statement of Operations Data:	2015	2014

Revenue	$607,472	$—
Cost of goods sold	$352,683	$—
Expenses
Research and development	4,536,244	2,242,216
Sales and marketing	1,737,470	252,359
General and administrative	6,140,821	2,665,154
Total expenses	12,414,535	5,159,729
Operating income (loss)	(12,159,746)	(5,159,729)
Interest and other income (expense)
Interest income	—	1,085
Interest expense	—	(4,130,394)
Other income (expense), net	(3,748,800)	(3,948,578)
Net loss	$(15,908,546)	$(13,237,616)
Weighted average common shares outstanding
Basic and diluted	9,425,880	1,270,033
Net loss per share
Basic and diluted	$(1.69)	$(10.42)

	December 31
Balance Sheet Data	2015	2014

Cash and cash equivalents	$5,494,523	$7,956,710
Working capital	3,211,565	7,048,533
Total assets	8,201,195	8,395,925
Total stockholders’ equity (deficit)	3,223,816	(11,189,973)

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
Our first commerical product, CoSense ®, End-Tidal Carbon Monoxide (ETCO) Monitor, aids in the detection of hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to long-term developmental disability. CoSense received initial 510(k) clearance for sale in the U.S. in the fourth quarter of 2012, with a more specific Indication for Use related to hemolysis in the first quarter of 2014 and received CE Mark clearance for sale in the E.U. in the third quarter of 2013. We initiated our commercialization of CoSense in October 2014 using our own sales efforts. CoSense combines a portable detection device with a single-use disposable sampling set to measure CO, in the portion of the exhaled breath that originates from the deepest portion of the lung, which is referred to as the “end-tidal” component of the breath.
In January of 2016, we entered into a distribution agreement with Bemes, Inc., or Bemes, a leading medical equipment Master Distributor, to market and distribute CoSense and Precision Sampling Sets or PSS. Under the terms of the agreement, Bemes will have the exclusive right for sales, marketing, distribution and field service activities for CoSense in the United States. Bemes and its network of sub distributors will allow nationwide distribution of CoSense with 44 sales representatives covering almost every state.
As a result of our acquisition of the assets of NeoForce Group, Inc., or NeoForce, which was completed on September 8, 2015, we also develop and market innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. NeoForce’s primary product is the T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other products include temperature probes, scales, surgical tables and surfaces.
Our therapeutic technology involves the use of precisely metered nasal CO2 for the potential relief of symptoms related to various diseases. Several randomized placebo-controlled trials have shown its efficacy in the symptomatic treatment of allergic rhinitis, or AR and we continue to evaluate our options to further develop this product. In addition, we have recently announced new initiatives for the development of this technology for the treatment of trigeminally-mediated pain disorders, such as cluster headache and trigeminal neuralgia, or TN. In December of 2015, we received orphan drug designation for TN in the U.S. We have filed an IND with the FDA and started enrolling TN patients in a pilot clinical trial in 2016.
We continue to focus our research and development efforts on additional diagnostic products based on our Sensalyze Technology Platform, a portfolio of proprietary methods and algorithms which enables CoSense and can be applied to detect a variety of analytes in exhaled breath, as well as other products for the neonatology market. Our current development pipeline includes proposed diagnostic devices for asthma in children, assessment of blood carbon dioxide, or CO2 concentration in neonates and malabsorption. We may also license elements of our Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities.
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
On July 24, 2015, we entered into the Aspire Purchase Agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of our Common Stock over the 24-month term of the purchase agreement (see Note 7). During the year ended December 31, 2015, we issued an aggregate of 506,585 shares of Common Stock to Aspire Capital in exchange for approximately $1.4 million.
On October 12, 2015, we entered into the Sabby Purchase Agreement with funds managed by Sabby Management, LLC, to purchase up to $10 million of Series A Convertible Preferred Stock, or Preferred Stock, together with related Series D Warrants to purchase shares of our Common Stock. The sale of the Preferred Stock was set to take place in two separate closings. On October 15, 2015, the date of the first closing, we received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing, we received proceeds of approximately $5 million, net of $0.5 million in estimated expenses.
During the year ended December 31, 2015 we received $0.3 million from the exercise of stock options.
Management believes that the Company has sufficient capital resources to sustain operations through at least the next twelve months.
As of December 31, 2015, we had an accumulated deficit of $86 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz and a minimal amount of revenue from our neonatology products. The GSK agreement terminated in June 2014, and we may not generate future licensing revenue. We may never be successful in commercializing our neonatology products, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.
We may also apply our research and development efforts to additional products based on our Sensalyze Technology Platform, a portfolio of proprietary methods and algorithms which enables CoSense and can be applied to detect a variety of analytes in exhaled breath.
Prior to 2010, our efforts were primarily focused on development of therapeutics. We have previously obtained CE Mark certification in the E.U. for Serenz, an as-needed treatment for AR that has shown statistically significant improvements in AR symptoms in randomized, controlled Phase 2 clinical trials completed by us. We outlicensed Serenz to GSK in 2013, realizing revenue in the form of a non-refundable up-front payment of $3.0 million. In June 2014, the agreement terminated and GSK returned the licensed rights to Serenz back to us. We recently reactivated the CE Mark certification for Serenz. We plan to move forward with pilot sales of Serenz to pharmacies in the E.U. during the second quarter of 2016 to gather commercial feedback in preparation of a possible full launch of Serenz later in 2016.
Financial overview
Summary
We have not generated net income from operations to date, and, at December 31, 2015 and December 31, 2014, we had an accumulated deficit of approximately $86 million and $70 million, respectively, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our neonatology products, including CoSense, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Other income (expense), net
Other income (expense), net is primarily comprised of changes in the fair value of the Series A, Series B and Series C stock warrant liabilities.
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
In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as December 31, 2015, to settle all existing commitments.

Series D Warrants
We account for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. The Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. We are required to comply with certain requirements to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. Such change in control events include tender offers or hostile takeovers, which are not within our sole control as the issuer of these warrants. However, the Series D Warrant agreement specifically provides that under no circumstances will we be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise. Accordingly, we have classified the value of the Series D Warrants as permanent equity.

Series A Convertible Preferred Stock
We classified our Series A Convertible Stock as permanent equity on our balance sheet in accordance with authoritative guidance for the classification and measurement of hybrid securities and distinguishing liability from equity instruments. The preferred stock is not redeemable at the option of the holder.
Further, we evaluated our Series A Convertible Preferred Stock and determined that it is considered an equity host under ASC 815, Derivatives and Hedging. In making this determination, we followed the whole instrument approach which compares an individual feature against the entire preferred stock instrument which includes that feature. Our analysis was based on a consideration of the economic characteristics and risks of each series of preferred stock. More specifically, we evaluated all of the stated and implied substantive terms and features, including (i) whether the preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of preferred stock were entitled to dividends, (iv) the voting rights of the preferred stock and (v) the existence and nature of any conversion rights. As a result, we concluded that the preferred stock represents an equity host, the conversion feature of all series of preferred stock is considered to be clearly and closely related to the associated preferred stock host instrument. Accordingly, the conversion feature in the preferred stock is not considered an embedded derivative that requires bifurcation.

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

Stock-based compensation expense
For the years ended December 31, 2015 and December 31, 2014 stock-based compensation expense was $942,369 and $345,435, respectively. As of December 31, 2015 we had $1,917,245 of total unrecognized compensation expense, which we expect to recognize over a period of approximately 2.5 years. The intrinsic value of all outstanding stock options as of December 31, 2015 was approximately $67,165. We expect to continue to grant equity incentive awards in the future as we continue to expand our number of employees and seek to retain our existing employees, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.
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

There were 926,384 options granted in the year ended December 31, 2014. There were 955,713 options granted in the year ended December 31, 2015. In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Good will is presumed to have an indefinite life and is not subject to amortization. Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.
We determined that we have only one operating segment and reporting unit under the criteria in ASC 280, Segment Reporting, and accordingly, all of our goodwill is associated with our company. Our review of goodwill for indicators of impairment is performed at the company level.
The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.
We use an income approach to establish a fair value by estimating the present value of our projected future cash flows expected to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value reflects all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The most significant assumptions included in our discounted cash flow methodology are the discount rate, the residual value and expected future revenues, gross margins and operating costs.
Goodwill was tested for impairment as of December 31, 2015. We concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed.

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
In addition, the use of net operating loss and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code in certain situations where changes occur in the stock ownership of a company. In the event that we have had a change in ownership, utilization of the carryforwards could be restricted.

Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Increase (decrease)
	2015	2014	Amount	Percentage
Revenue	$607,472	$—	$607,472	N/A
Cost of goods sold	352,683	—	352,683	N/A
Gross profit	254,789	—	254,789	N/A
Operating expenses:
Research and development	4,536,244	2,242,216	2,294,028	102%
Sales and marketing	1,737,470	252,359	1,485,111	100%
General and administrative	6,140,821	2,665,154	3,475,667	130%
Total	12,414,535	5,159,729	7,254,806	141%
Income (Loss) from operations	(12,159,746)	(5,159,729)	(7,000,017)	136%
Interest income	—	1,085	(1,085)	(100)%
Interest expense	—	(4,130,394)	4,130,394	(100)%
Other income (expense), net	(3,748,800)	(3,948,578)	199,778	(5)%
Net loss	$(15,908,546)	$(13,237,616)	$(2,670,930)	20%

Revenue
No revenue was recognized in the year ended December 31, 2014.
During the year ended December 31, 2015, we recognized $219,917 of government grant revenue from a new grant awarded during the second quarter of 2015, and $387,555 of product revenue from sales of CoSense, Precision Sampling Sets and NFI products, of which $279,000 related to NFI products subsequent to the acquisition of NeoForce's assets in September 2015.

Research and development expense
Research and development expense in the year ended December 31, 2015 increased $2.3 million as compared to the year ended December 31, 2014. The increase was primarily due to increased headcount and development materials for the development of our CoSense product.

Sales and marketing expense
Sales and marketing expense in the year ended December 31, 2015 increased $1.5 million over the year ended December 31, 2014 primarily due to the addition of the Chief Commercial Officer in April of 2015, the addition of sales personnel and commercial launch activities for CoSense.

General and administrative expense
General and administrative expense in the year ended December 31, 2015 increased $3.5 million as compared to the year ended December 31, 2014. The increase was primarily due to an increase in consulting costs and employee related expenses as a result of increased executive headcount in 2015 versus 2014, including stock based compensation and the costs of being a public company.

Interest expense, net
Interest expense for the year ended December 31, 2015 decreased $4.1 million as compared to the year ended December 31, 2014. Interest expense during 2014 was due to the outstanding debt balance of $18 million from the 2010-2014 convertible notes that converted at the time of the IPO in November 2014.

Other expense
Other expense in the year ended December 31, 2015 decreased $0.2 million as compared to the year ended December 31, 2014. Of the $3.7 million expense in 2015, $0.2 million was due to the value of the commitment shares of Common Stock issued to Aspire Capital and $3.1 million was due to the issuance of the Series C Warrants which were treated as an inducement. The change in the fair value of the warrants decreased from $3.9 million in 2014 to $0.5 million in 2015.
Liquidity and Capital Resources
Since our inception and through November 18, 2014, we have financed our operations primarily through private placements of our equity securities and debt financing. On November 18, 2014, we completed our IPO, pursuant to which we issued 1,650,000 units (each unit consisting of one share of common stock, one Series A warrant and one Series B warrant) and received net proceeds of approximately $8.0 million, after deducting underwriting discounts and commissions and IPO related expenses.
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
On July 24, 2015, we entered into the Aspire Purchase Agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of our Common Stock over the 24-month term of the purchase agreement. During the quarter ended September 30, 2015, we issued an aggregate of 506,585 shares of Common Stock to Aspire Capital in exchange for approximately $1.4 million.
On October 12, 2015, we entered into the Sabby Purchase Agreement with funds managed by Sabby Management, LLC, to purchase up to $10 million of Series A Convertible Preferred Stock, or Preferred Stock, together with related Series D Warrants to purchase shares of our Common Stock. The sale of the Preferred Stock is expected to take place in two separate closings. On October 15, 2015, the date of the first closing, we received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing, we received proceeds of approximately $5 million, net of $0.5 million in estimated expenses.
At December 31, 2015, we had cash and cash equivalents of $5.5 million, a majority of which is invested in a money market fund at an AAA-rated financial institution.
We believe that, based on our current level of operations, our existing cash resources will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of Serenz and CoSense products, as well as clinical trials for our therapeutic products. We may continue to require additional financing to develop our future products and fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We anticipate that we may need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the rate of progress in the commercialization of our products and the generation of revenue from product sales;

•	the degree and rate of market acceptance of any products launched by us or future partners;

•	the cost of commercializing our products, including the costs of sales, marketing, and distribution;

•	the costs of developing our anticipated internal sales and marketing capabilities;

•	the cost of preparing to manufacture our products on a larger scale;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;

•	the emergence of competing technologies or other adverse market developments; and,

•	the cost of clinical trials for Cluster Headache, TN and Serenz.
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

Cash flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2015	2014
Cash Flows from Continuing Operations:
Net cash provided by (used in) operating activities	$(10,299,330)	$(4,484,362)
Net cash used in investing activities	(1,320,777)	(30,683)
Net cash provided by financing activities	9,157,920	11,202,985
Net increase (decrease) in cash and cash equivalents	$(2,462,187)	$6,687,940

Cash used in operating activities
During the year ended December 31, 2015, net cash used in operating activities was $10.2 million, which was primarily due to the use of funds in our operations, as well as adjustments for non-cash items including the $0.5 million change in fair value of warrants and the Series C Warrants inducement charge of $3.0 million and the $0.9 million of stock based compensation expense, offset by increases in accounts payable and accrued liabilities of $1.5 million.
Net cash used in operating activities in the year ended December 31, 2014 totaled $4.5 million, which was primarily due to a net loss, as well as adjustments for non-cash items, including the change in the fair value of preferred stock warrants of $3.9 million and the non-cash interest expense relating to convertible promissory notes of $4.1 million.

Cash used in investing activities
During the year ended December 31, 2015, we used $1.0 million to acquire NeoForce. Cash used in investing activities in the year ended December 31, 2015 consisted primarily of investment in equipment, change in restricted cash and payment to acquire patents.
During the year ended December 31, 2014, cash used in investing activities consisted primarily of investment in equipment.

Cash provided by financing activities
During the year ended December 31, 2015 cash provided by financing activities was $9.2 million, consisting primarily of $4.2 million in proceeds from issuance of Common Stock as a result of the exercise of Series A Warrants and Series B Warrants, issuance of Common Stock to Aspire Capital for $1.4 million and the $0.3 million received from the exercise of Common Stock options, offset by payment of IPO costs and Series B transaction costs of $0.7 million and the repayment of the outstanding balance on our line of credit of $0.1 million.
During the year ended December 31, 2014, cash provided by financing activities was $11.2 million, primarily from the cash received from the IPO.
As of December 31, 2015, we had cash and cash equivalents of approximately $5.5 million. We believe that our cash resources are sufficient to meet our cash needs for at least the next 12 months.

Contractual obligations and commitments
As of December 31, 2015, we had net lease obligations totaling $2,413,733, consisting of operating leases for our operating facilities in Redwood City, California. We signed a lease for our current operating facilities at 1235 Radio Road in

Redwood City in July 2015, which expires in July of 2019. We had previously signed a sublease for our prior operating facilities at 3 Twin Dolphins Drive in Redwood City, with an expiration date of June 2018.
The following table summarizes our contractual obligations as of December 31, 2015.

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Lease obligations	$698,945	$1,714,788	$—	$—	$2,413,733
Total	$698,945	$1,714,788	$—	$—	$2,413,733

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

Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Guidance Update
Recently Adopted Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03,Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs , which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition . This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. In April 2015, the FASB proposed to defer for one year the effective date of the new revenue standard, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. We have not determined the potential effects of this ASU on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern . The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new standard requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax asset in the Company's Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard provides guidance intended to improve financial reporting about leasing transaction. The ASU affects all companies that lease assets such as real estate, airplanes and manufacturing equipment. The ASU will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new standard will take effect for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not determined the potential effects of this ASU on its consolidated financial statements.
We have considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $5.5 million at December 31, 2015. These amounts were invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Series B Warrants
We issued Series B warrants to purchase a total of 2,449,605 shares. In the event that the market price of our common stock remained below $6.50 at any time between four and fifteen months after the issuance of the Series B warrants, the Series B warrants became exercisable on a cashless basis for a number of shares of common stock that increased as the market price of our common stock decreased, and exercisable at no cost to the holder. During the year ended December 31, 2015, this resulted in a number of shares issued, pursuant to the cashless exercise of Series B warrants, significantly in excess of the original 2,449,605 shares. As of December 31, 2015 there were only 116,580 Series B Warrants remaining unexercised. If the price of our common stock were to fall to $1.00 per share, the minimum share price necessary for continued listing on the NASDAQ Capital Market, at any time before the Series B Warrants expire on February 12, 2016 the number of shares of common stock for which the remaining Series B warrants may be exercised would be approximately 1 million. Under certain other circumstances, exercises of the Series A and Series B Warrants may be on a cashless basis, resulting in dilutive issuance of our Common Stock without cash proceeds to us.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Capnia, Inc.

Report of Independent Registered Public Accounting Firm
To the Audit Committee of the
Board of Directors and Shareholders
of Capnia, Inc.
We have audited the accompanying consolidated balance sheets of Capnia, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capnia, Inc., as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Marcum LLP
Marcum LLP
New York, NY
March 25, 2016

Capnia, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$5,494,523	$7,956,710
Accounts receivable	156,127	—
Restricted Cash	35,000	20,000
Inventory	551,008	109,336
Prepaid expenses and other current assets	167,642	252,272
Total current assets	6,404,300	8,338,318
Long-term assets
Property and equipment, net	85,745	57,607
Goodwill	718,003	—
Other intangible assets, net	916,807	—
Other assets	76,340	—
Total assets	$8,201,195	$8,395,925
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$695,056	$986,799
Accrued compensation and other current liabilities	1,632,679	201,457
Series B warrant liability	865,000
Line of credit and accrued interest	—	101,529
Total current liabilities	3,192,735	1,289,785
Long-term liabilities
Series A warrant liability	1,212,803	857,362
Series B warrant liability	—	17,438,731
Series C warrant liability	462,437
Other liabilities	109,404	—
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Series A convertible preferred stock, $0.001 par value, 40,000 shares authorized, 4,555 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	5	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,017,909 and 6,769,106 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	14,018	6,769
Additional paid-in-capital	89,456,466	59,141,405
Accumulated deficit	(86,246,673)	(70,338,127)
Total stockholders’ equity (deficit)	3,223,816	(11,189,953)
Total liabilities and stockholders’ equity (deficit)	$8,201,195	$8,395,925
See accompanying notes to consolidated financial statements

Capnia, Inc.
Consolidated Statements of Operations

	Fiscal Year Ended December 31,
	2015	2014

Product revenue	$387,555	$—
Government grant revenue	219,917
Total revenue	607,472	—

Cost of goods sold	352,683	—
Gross profit	254,789	—

Expenses
Research and development	4,536,244	2,242,216
Sales and marketing	1,737,470	252,359
General and administrative	6,140,821	2,665,154
Total expenses	12,414,535	5,159,729
Operating income (loss)	(12,159,746)	(5,159,729)
Interest and other income (expense)
Interest income	—	1,085
Other expense	(183,565)	(7,243)
Interest expense	—	(4,130,394)
Change in fair value of warrants liabilities	(515,860)	(3,941,335)
Inducement charge for Series C warrants	(3,049,375)	—
Net loss	$(15,908,546)	$(13,237,616)
Basic and diluted net loss per common share	$(1.69)	$(10.42)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	9,425,880	1,270,033
See accompanying notes to consolidated financial statements.

CAPNIA, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2014	31,250	$1,500,000	119,140	$6,862,939	715,039	$15,445,109	522,360	$522	$19,197,109	$(53,393,268)	$(34,195,637)
Stock-based compensation	—	—	—	—	—	—	—	—	345,435	—	345,435
Conversion of preferred stock to common stock in IPO	(31,250)	(1,500,000)	(119,140)	(6,862,939)	(715,039)	(15,445,109)	865,429	865	23,807,183	—	23,808,048
Stock warrant liability reclassification	—	—	—	—	—	—	—	—	1,220,718	—	1,220,718
Issuance of common stock in IPO (net of discounts & commission of $861,948)	—	—	—	—	—	—	1,650,000	1,650	9,844,902	—	9,846,552
Issuance of Series A & B warrants for overallotment exercise	—	—	—	—	—	—	—	—	18,975	—	18,975
Beneficial conversion feature in connection with related party convertible promissory notes	—	—	—	—	—	—	—	—	1,723,984	—	1,723,984
Conversion of 2010/2012 notes payable into common stock in IPO	—	—	—	—	—	—	3,165,887	3,166	15,406,944	—	15,410,110
Conversion of 2014 notes payable into units in IPO	—	—	—	—	—	—	552,105	552	2,511,567	—	2,512,119
Deferred IPO costs	—	—	—	—	—	—	—	—	(1,830,450)	—	(1,830,450)
Series B warrants treated as derivative liability	—	—	—	—	—	—	—	—	(11,649,106)	—	(11,649,106)
Series A warrants treated as derivative liability	—	—	—	—	—	—	—	—	(1,494,259)	—	(1,494,259)
Net loss	—	—	—	—	—	—	—	—	—	(13,237,616)	(13,237,616)
Balances at December 31, 2014	—	—	—	—	—	—	6,769,106	6,769	59,141,405	(70,338,127)	(11,189,953)
Stock based compensation	—	—	—	—	—	—	—	—	942,369	$—	942,369
Issuance of common stock for stock option exercises	—	—	—	—	—	—	83,848	84	293,489	$—	293,573
Issuance of common stock for Series A warrant exercises	—	—	—	—	—	—	24,000	24	155,976	$—	156,000
Issuance of common stock for Series B warrant exercises (net of transaction costs of $306,116)	—	—	—	—	—	—	619,512	619	3,720,094	$—	3,720,713
Issuance of common stock for Series B warrant cashless exercises	—	—	—	—	—	—	5,879,560	5,880	416,660	$—	422,540
Issuance of common stock for 2010/2012 warrant cashless exercises	—	—	—	—	—	—	13,407	13	(13)	$—	—
Contribution of Series B warrants	—	—	—	—	—	—	—	—	3,332	$—	3,332
Derecognition of Series A warrant liability upon exercise	—	—	—	—	—	—	—	—	42,000	$—	42,000
Derecognition of Series B warrant liability upon exercise	—	—	—	—	—	—	—	—	18,853,215	$—	18,853,215
Issuance of shares in conjunction with BDDI asset purchase	—	—	—	—	—	—	50,000	50	112,350	$—	112,400
Issuance of shares to Aspire Capital	—	—	—	—	—	—	71,891	72	183,250	$—	183,322
Sales of shares through Aspire ATM vehicle	—	—	—	—	—	—	506,585	507	1,433,687	$—	1,434,194
Issuance of Series A Convertible Preferred shares(net of transaction costs of $396,343)	4,555	5	—	—	—	—	—	—	4,158,652	$—	4,158,657
Net loss	—	—	—	—	—	—	—	—	—	$(15,908,546)	(15,908,546)
Balances at December 31, 2015	4,555	5	—	—	—	—	14,017,909	14,018	89,456,466	(86,246,673)	3,223,816
See accompanying notes to consolidated financial statements

Capnia, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,908,546)	$(13,237,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,228	28,516
Stock-based compensation expense	942,369	345,435
Loss on disposition of property and equipment	—	7,727
Change in fair value of stock warrants	515,860	3,941,335
Non-cash interest expense relating to convertible promissory notes & amortization of discount on notes	—	4,128,863
Inducement charge for Series C warrants	3,049,375	—
Noncash expense of issuing shares to Aspire Capital	183,322	—
Non-cash interest expense relating to line of credit	—	1,529
Change in operating assets and liabilities:
Accounts receivable	(156,127)	149,605
Inventory	(441,672)	(109,336)
Other receivables	—	—
Prepaid expenses and other assets	84,630	(167,123)
Other long-term assets	(76,340)	—
Accounts payable	211,945	353,897
Accrued compensation & other current liabilities	1,187,626	72,806
Net cash used in operating activities	(10,299,330)	(4,484,362)
Cash flows from investing activities:
Acquisition of Neoforce assets	(1,000,000)	—
Acquisition of BDDI asset (patent)	(250,000)	—
Increase in restricted cash	(15,000)	—
Purchase of property and equipment	(55,777)	(30,683)
Net cash used in investing activities	(1,320,777)	(30,683)
Cash flows from financing activities:
Proceeds from exercise of common stock options	293,573	—
Proceeds from exercise of Series A warrants	156,000	—
Proceeds from exercise of Series B warrants	3,720,713	—
Proceeds from issuance of common stock to Aspire Capital	1,434,194	—
Proceeds from issuance of Series A Convertible Preferred	4,230,150	—
Repayment of credit line	(101,529)	—
Proceeds from issuance of preferred stock warrants	—	1,946
Proceeds from issuance of convertible notes payable	—	2,490,781
Proceeds from line of credit	—	100,000
Proceeds from Initial Public Offering	—	10,727,475

Initial Public Offering costs paid	(575,181)	(2,117,217)
Net cash provided by financing activities	9,157,920	11,202,985
Net increase (decrease) in cash and cash equivalents	(2,462,187)	6,687,940
Cash and cash equivalents, beginning of period	7,956,710	1,268,770
Cash and cash equivalents, end of period	$5,494,523	$7,956,710
Supplemental disclosures of noncash investing and financing information
Series A preferred convertible stock transaction costs included in Accounts Payable	$71,493	$—
De-recognition of Series B warrant liability through cash exercise	$6,747,765	$—
De-recognition of Series B warrant liability through cashless exercise	$12,527,991	$—
De-recognition of Series A warrant liability through cash exercise	$42,000	$—
BDDI patent purchase consideration included in accrued liabilities	$200,000	$—
Shares issued as consideration for BDDI patent purchase	$112,400	$—
Cashless exercise of 2010 and 2012 warrants	$13	$—
Contribution of Series B warrants	$3,332	$—
Initial Public Offering costs accrued and included in Accounts Payable	$—	$575,181
Beneficial conversion feature related to the warrants to purchase shares of convertible preferred stock in connection with convertible promissory notes	$—	$1,723,984
Issuance of warrants for the purchase of convertible preferred stock in connection with notes payable	$—	$966,978
2014 notes payable converted into units in the IPO	$—	$2,512,119
2010/2012 notes payable converted into common stock in conjunction with IPO	$—	$15,410,110
See accompanying notes to consolidated financial statements.

Capnia, Inc.
December 31, 2015
Notes to Consolidated Financial Statements
Note 1. Description of Business
Capnia, Inc. (the “Company”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. The Company develops and commercializes neonatology devices and diagnostics. The Company also has a therapeutics platform based on its proprietary technology for precision metering of gas flow.
On September 2, 2015, the Company established NeoForce, Inc. ("NFI"), a wholly owned subsidiary incorporated in the State of Delaware. On September 8, 2015, NFI, acquired substantially all of the assets of an unrelated privately held company NeoForce Group, Inc. ("NeoForce") in exchange for an upfront cash payment of $1.0 million and royalties on future sales (see Note 15). NeoForce developed innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets that the Company is now marketing through NFI.
On April 27, 2015, the Company established Capnia UK Limited, a wholly owned foreign subsidiary in the United Kingdom. There have been no significant activities for this entity to date.
The Company’s first diagnostic product, CoSense®, aids in diagnosis of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense has 510(k) clearance for sale in the U.S. with a specific Indication for Use related to hemolysis issued, and has received CE Mark certification for sale in the European Union (“E.U.”). CoSense is commercially available in the U.S. In addition, the Company is applying its research and development efforts to additional diagnostic products based on its Sensalyze Technology Platform, a portfolio of proprietary methods and devices which enables CoSense and can be applied to detect a variety of analytes in exhaled breath and other products for the neonatology market. The Company has also obtained CE Mark certification in the E.U. for Serenz, a therapeutic product candidate for the treatment of symptoms related to allergic rhinitis (“AR”).
Note 2. Liquidity, Financial Condition and Management’s Plans
The Company had a net loss of $15.9 million for the year ended December 31, 2015 and has an accumulated deficit of approximately $86.2 million at December 31, 2015 from having incurred losses since its inception. The Company has approximately $3.2 million of working capital at December 31, 2015 ($4.1 million of working capital when excluding the Series B warrant liability) and used approximately $10.3 million of cash in its operating activities during the year ended December 31, 2015. The Company has financed its operations principally through issuances of debt and equity securities.
The Company completed its initial public offering (“IPO”) on November 18, 2014 upon the issuance of 1,650,000 units, each of which consisted of one share of Common Stock, one Series A Warrant and one Series B Warrant, at an offering price of $6.50 per unit and received net proceeds of $8.0 million, after deducting underwriting discounts and commissions and IPO related expenses. The Series A Warrants are registered securities that are freely tradable on the NASDAQ. The Series B Warrants have variable settlement provisions (see Note 6). On March 5, 2015 the Company received approximately $3.8 million as a result of Series B Warrant holders exercising warrants to purchase shares of the Company’s Common Stock (the “Private Transaction”). In addition, on March 6, 2015 the Company received approximately $0.2 million as a result of Series A Warrant holders exercising warrants to purchase shares of the Company’s Common Stock. During the year ended December 31, 2015 the Company received $0.3 million from the exercise of stock options.
On July 24, 2015, the Company entered into a Common Stock purchase agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s Common Stock over the 24-month term of the Aspire Purchase Agreement (as defined below). During the quarter ended September 30, 2015, the Company issued an aggregate of 506,585 shares of Common Stock to Aspire Capital in exchange for approximately $1.4 million.
On October 12, 2015, the Company entered into a Securities Purchase Agreement (the “Sabby Purchase Agreement”) with funds managed by Sabby Management, LLC ("Sabby"), to purchase up to $10 million worth of Series A Convertible Preferred Stock (the “Preferred Stock”). The sale of the Preferred Stock was set to take place in two separate closings. On October 15, 2015, the date of the first closing, the Company received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. Upon the second closing, which closed on January 8, 2016, the Company received proceeds of approximately $5.0 million, net of $0.5 million in estimated expenses (see Note 15).

The Company may generate future revenue from a variety of sources, including sales of its neonatology products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships. However, to date, the Company has generated minimal revenue. The Company may never generate revenue that is sufficient to be profitable in the future. If the Company does not generate significant revenue, it may have to raise capital through additional equity or deb financing. The Company's failure to achieve sustained profitability could depress the value of the Company and could impair the ability to raise capital.
Management believes that the Company has sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing.
Note 3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation
The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, the valuation of liabilities and equity instruments, stock-based compensation, value and life of acquired intangibles, and allowances for accounts receivable and inventory.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at two commercial banks that management believes are of high credit quality. Cash and cash equivalents deposited with these commercial banks exceeded the Federal Deposit Insurance Corporation insurable limit at December 31, 2015 and December 31, 2014. The Company expects this to continue.

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

Accounts Receivable
Accounts receivable as of December 31, 2015 consist of balances due from customers in the normal course of business. The Company did not record an allowance for doubtful accounts as this balance was deemed fully collectible.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of payments primarily related to insurance and short-term deposits. Prepaid expenses are initially recorded upon payment and are expensed as goods or services are received.

Inventory
Inventory as of December 31, 2014 consisted of raw materials to be used in the manufacture of our products. As of December 31, 2015, the Company’s inventory includes approximately $106,000 of raw material, $398,000 of work-in-process and $46,000 of finished goods. Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method.

Patent
On June 30, 2015, the Company entered into an amendment of the BDDI Asset Purchase Agreement (the “BDDI Amending Agreement”), under which the Company committed to pay aggregate cash payments of $450,000 and issued 40,000 shares of Common Stock to an affiliate of BDDI. With respect to the aggregate cash payments of $450,000, the Company paid an affiliate of BDDI an initial sum of $150,000 on July 1, 2015, and is obligated to pay $100,000 on each of the six, twelve and eighteen-month anniversaries of the signing of the amended agreement. The Company made the first installment of $100,000 on December 21, 2015. The remaining $200,000 payable under this agreement has been included in Accrued compensation and other current liabilities on the balance sheet. Under the original Asset Purchase Agreement dated June 11, 2010, the Company purchased a patent for Breath End Tidal Gas Monitor. The patent was issued on June 19, 2003 and expires on August 1, 2027. The Company has capitalized the fair value of the patent purchased as an intangible asset on its consolidated balance sheet, and is amortizing the fair value over the remaining useful life of the patent.
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

Property and Equipment, Net
Property and equipment are stated at cost net of accumulated depreciation and amortization calculated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

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

Intangible assets consist of the following at December 31, 2015:

	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)
Patents and trademarks	$697,890	$(32,155)	$665,735	5-12
Customer contracts	259,730	(8,658)	251,072	10.00
Total	$957,620	$(40,813)	$916,807

Future amortization expense for intangible assets over their remaining useful lives is as follows:

Year ending December 31:	Patents and trademarks	Customer contracts	Total Amortization
2016	$73,370	$25,973	$99,343
2017	73,370	25,973	99,343
2018	73,370	25,973	99,343
2019	73,370	25,973	99,343
2020 and thereafter	372,255	147,180	519,435
Total	$665,735	$251,072	$916,807

Goodwill
The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There was no impairment of goodwill for the year ended December 31, 2015. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

Revenue Recognition
The Company began recognizing sales of CoSense during the year ended December 31, 2015. In addition, the Company began recognizing sales of NFI pulmonary resuscitation products after the acquisition of Neoforce's assets in September 2015.
The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	the sales price is fixed or determinable;

•	collection of the relevant receivable is probable at the time of sale; and

•	delivery has occurred or services have been rendered.
For a majority of sales, where the Company delivers its product to hospitals or medical facilities, the Company recognizes revenue upon delivery, which represents satisfaction of the required revenue recognition criteria. The Company does not offer rights of return or price protection and it has no post-delivery obligations. The Company offers a limited one-year warranty to most customers. Estimated warranty obligations are recorded at the time of sale and to date, warranty costs have been insignificant.

The Company also recognized revenue related to a government grant awarded during the year ended December 31, 2015. Government grants provide funds for certain types of expenditures in connection with research and development activities over a contractually defined period. Revenue related to government grants is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable performance obligations under the government grants have been met. Funds received under government grants are recorded as revenue if the Company is deemed to be the principal participant in the contract arrangements because the activities under the contracts are part of the Company’s development programs. If the Company is not the principal participant, the funds from government grants are recorded as a reduction to research and development expense. Funds received from government grants are not refundable and are recognized when the related qualified research and development expenses are incurred and when there is reasonable assurance that the funds will be received.

Research and Development
Research and development costs are charged to operations as incurred. Research and development costs consist primarily of salaries and benefits, consultant fees, prototype expenses, certain facility costs and other costs associated with clinical trials, net of reimbursed amounts.
Research and development costs include costs of $220,000 incurred and reimbursed under the government grant awarded in the year ended December 31, 2015.
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

Convertible Preferred Stock and other Hybrid Instruments
The Company's convertible preferred stock was classified as permanent equity on its balance sheet in accordance with authoritative guidance for the classification and measurement of hybrid securities and distinguishing liability from equity instruments. The preferred stock is not redeemable at the option of the holder.
Further, the Company evaluated its Series A Convertible Preferred Stock and determined that it is considered an equity host under ASC 815, Derivatives and Hedging. In making this determination, the Company's analysis followed the whole instrument approach which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company's analysis was based on a consideration of the economic characteristics and risks of each series of preferred stock. More specifically, the Company evaluated all of the stated and implied substantive terms and features, including (i) whether the preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of preferred stock were entitled to dividends, (iv) the voting rights of the preferred stock and (v) the existence and nature of any conversion rights. As a result of the Company's conclusion that the preferred stock represents an equity host, the conversion feature of all series of preferred stock is considered to be clearly and closely related to the associated preferred stock host instrument. Accordingly, the conversion feature in the preferred stock is not considered an embedded derivative that requires bifurcation.

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
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03,Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs , which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new standard requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax asset in the Company's Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard provides guidance intended to improve financial reporting about leasing transaction. The ASU affects all companies that lease assets such as real estate, airplanes and manufacturing equipment. The ASU will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new standard will take effect for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.
Note 4. Fair Value of Financial Instruments
The carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term nature of these items. Based on the borrowing rates available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the line of credit approximates fair value.
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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$3,803,929	$3,803,929	—	—

Liabilities
Series A warrant liability	1,212,803	1,212,803	—	—
Series B warrant liability	865,000	—	—	865,000
Series C warrant liability	462,437	—	—	462,437
Total common stock warrant liability	$2,540,240	$1,212,803	—	$1,327,437

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$7,891,888	$7,891,888	$—	$—

Liabilities
Series A warrant liability	857,362	857,362	—	—
Series B warrant liability	17,438,731	—	—	17,438,731
Total common stock warrant liability	$18,296,093	$857,362	—	$17,438,731
The Series A Warrant is a registered security that trades on the open market. The fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which is listed on and obtained from NASDAQ. Accordingly, the fair value of Series A Warrants is a Level 1 measurement. The fair value measurements of the Series B and Series C Warrants are based on significant inputs that are unobservable and thus represent Level 3 measurements. The Company’s estimated fair value of the Series B Warrant liability is calculated using a Monte Carlo simulation. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates (see Note 6). The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates (see Note 6). The Level 3 estimates are based, in part, on subjective assumptions.
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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 financial instruments, which are treated as liabilities, as follows:

	Series A Warrant		Series B Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2014	2,449,605	$857,362	2,449,605	$17,438,731	—	$—
Change in value of Series A Warrants	—	397,441	—	—	—	—
De-recognition of Series A Warrant liability upon exercise	(24,000)	(42,000)	—	—	—	—
De-recognition of Series B Warrant liability upon cash exercise of 619,512 warrants in Private Transaction (619,512 shares issued)	—	—	(619,512)	(6,747,765)	—	—
De-recognition of Series B Warrant liability upon cashless exercise of 1,713,045 warrants (5,879,560 shares issued)	—	—	(1,713,045)	(12,527,991)	—	—
De-recognition of Series B Warrant liability upon contribution of 468 warrants back to the Company	—	—	(468)	(3,332)	—	—
Change in value of Series B Warrants	—	—	—	2,705,357	—	—
Record Series C Warrant Liability as inducement charge (589,510 warrants in Private Transaction, 905 warrants in tender offer )	—	—	—	—	590,415	3,049,375
Change in value of Series C Warrants	—	—	—	—	—	(2,586,938)
Balance at December 31, 2015	2,425,605	$1,212,803	116,580	$865,000	590,415	$462,437
Note 5. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Furniture and fixtures	$236,366	$180,238
Computer hardware	52,112	27,555
Leasehold improvements	9,117	10,726
	$297,595	$218,519
Less accumulated depreciation and amortization	(211,850)	(160,912)
Total	$85,745	$57,607
Depreciation expense was $67,415 and $28,516 for the fiscal years ended December 31, 2015 and December 31, 2014, respectively.
Note 6. Warrant Liabilities
Warrants terms
The Company has issued Series A Warrants, Series B Warrants and Series C Warrants (the “Warrants”).

The Company’s Series A, Series B and Series C Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Warrant contracts further provide for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the IPO or Private Transaction proceeds to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model.

Accounting Treatment
The Company accounts for the Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company may be obligated to settle warrants in cash in the case of a Fundamental Transaction.
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
Under ASC 815-40-35, the Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the latest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of latest inception date first until either all of the Series B warrants are settled or expire. (see Note 15)
In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as December 31, 2015, to settle all existing commitments.

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
During the year ended December 31, 2015, a total of 24,000 Series A Warrants were exercised. As of December 31, 2015, the fair value of the 2,425,605 outstanding Series A warrants was approximately $1.2 million, and the increase of $0.4 million in fair value during the year ended December 31, 2015 was recorded as other expense in the statement of operations.

Series B Warrants
The Company has issued 2,449,605 Series B Warrants to purchase shares of its Common Stock at an exercise price of $6.50 per share in connection with the IPO unit described in Note 2. The Series B Warrants are exercisable at any time prior to the expiration of the 15-month term on February 12, 2016. In the event that the market price of the Company’s Common Stock falls below $6.50 at any time between March 12, 2015 and February 12, 2016 (expiration date), the Series B Warrants will become exercisable on a cashless basis for a number of common shares that increases as the market price of the Company’s

Common Stock decreases, and exercisable at a discount to the tracking price of the Common Stock at the time. The result is an inverse relationship between the fair value of the shares and the number of shares issuable upon exercise.
As of December 31, 2015 and December 31, 2014 the Company used a Monte Carlo simulation to calculate the fair value of its Series B Warrant liability. This model is dependent upon several variables such as the warrant’s term, exercise price, current stock price, risk-free interest rate estimated over the contractual term, estimated volatility of our stock over the term of the warrant and the estimated market price of our stock during the cashless exercise period. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies. The Company used the following inputs:

	December 31, 2015	December 31, 2014
Volatility	90%	87%
Expected Term (years)	0.12	1.10
Expected dividend yield	—%	—%
Risk-free rate	0.65%	0.26%
In addition to the assumptions above, the Company’s estimated fair value of the Series B Warrant liability is calculated using other key assumptions. Management, with the assistance of an independent valuation firm, makes these subjective determinations based on available current information; however, as such information changes, so might management’s determinations and such changes could have a material impact on future operating results.
The net decrease in carrying amount of the Series B Warrants for the year ended December 31, 2015 was $16.6 million, of which $2.7 million was attributed to the change in fair value of the warrant liability during the three months ended December 31, 2015 and was recorded as other expense in the consolidated statement of operations. Factors contributing to the change in fair value of the warrants include the trading price of the Common Stock and term remaining to expiration of the warrants.
During the year ended December 31, 2015, certain holders of Series B warrants cashless exercised a total of 1,713,045 warrants resulting in the issuance of 5,879,560 shares of Common Stock and the derecognition of approximately $12.5 million, in Series B Warrant liability, respectively for the year ended December 31, 2015, which was recorded as additional paid-in capital.

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
The Company has calculated the fair value of the Series C warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	December 31, 2015	March 5, 2015
Volatility	90%	86%
Expected Term (years)	4.17	5.00
Expected dividend yield	—%	—%
Risk-free rate	1.76%	1.35%
In April 2015, the Company issued a tender offer to the remaining holders of Series B warrants to induce the holders to cash exercise the outstanding Series B warrants in exchange for new Series C Warrants with an exercise price of $6.25 per share that expire on March 5, 2020. The tender offer was extended to warrant holders under a registration statement filed with the SEC on Form S-4, which was declared effective on June 25, 2015 and expired on July 24, 2015. During July 2015, certain

Series B warrant holder(s) tendered their Series B Warrants under the tender offer, which resulted in the issuance of 905 shares of Capnia Common Stock, the issuance of 905 Series C Warrants and proceeds to the Company of $5,882.

The new Series C Warrants are exercisable into 590,415 shares of the Company’s Common Stock. As of December 31, 2015, the fair value of the Series C Warrants was determined to be $0.5 million. The decline in the fair value of the warrants of $2.6 million in the year ended December 31, 2015 was recorded as other income in the consolidated statement of operations.
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
In October, 2014, the Company drew down the full amount of $0.1 million provided for by the line of credit. During the year ended December 31, 2015, the Company repaid the outstanding amounts borrowed under the line of credit.
Note 8. Commitments and Contingencies
Facility Leases
On July 1, 2015 the Company executed a new four year non-cancelable operating lease agreement for 8,171 square feet of office space for its headquarters facility. The lease agreement provides for monthly lease payments of $23,300 beginning in September of 2015, with increases in the following three years. An additional 5,265 square feet of office space became part of the new lease agreement on March 1, 2016 (see Note 15).
The Company leases office space under a non-cancelable operating lease agreement which was set to expire in May 2015. On February 2, 2015, the Company signed an amendment to its lease agreement, extending the lease through June 2018. The amendment provides for monthly lease payments of $22,000 beginning in June 2015, with increases in the following two years. The Company subleased this facility in January 2016 (see Note 15).
The Company also leases approximately 2,100 square feet for its operations in Ivyland, Pennsylvania under a month-to-month lease (see Note 15).

Minimum rental commitments under all noncancelable leases with an initial term in excess of one year as of December 31, 2015 were as follows:

Year ending December 31:	Operating Leases
2016	$698,945
2017	750,118
2018	629,923
2019	334,747
Total	$2,413,733

The table above does not consider the impact of lease payments the Company will receive under the sublease executed in January 2016 (see Note 15).
Rent expense was $375,000 and $230,000 during the years ended December 31, 2015 and 2014, respectively.

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

In connection with the acquisition of the assets of NeoForce, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months. The agreement to pay the annual royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $153,000 at the date of acquisition and at December 31, 2015 (see Note 13).
Note 9. Capital Stock
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
Convertible Preferred Stock
The Company is authorized to issue 40,000 shares of Series A Convertible Preferred Stock. The Company has issued 4,555 Series A Convertible Preferred Stock, with a par value of $0.001 and a stated value of 1,000 per share. The Series A Convertible Preferred Stock do not have an expiration date and are not redeemable.
The Series A Convertible Preferred Stock was classified as permanent equity on the Company's consolidated balance sheet in accordance with authoritative guidance for the classification and measurement of hybrid securities and distinguishing liability from equity instruments. The preferred stock is not redeemable at the option of the holder.
Further, the Company evaluated its Series A Convertible Preferred Stock and determined that it is considered an equity host under ASC 815, Derivatives and Hedging. In making this determination, the Company's analysis followed the whole instrument approach which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company's analysis was based on a consideration of the economic characteristics and risks of each series of preferred stock. More specifically, the Company evaluated all of the stated and implied substantive terms and features, including (i) whether the preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of preferred stock were entitled to dividends, (iv) the voting rights of the preferred stock and (v) the existence and nature of any conversion rights. As a result of the Company's conclusion that the preferred stock represents an equity host, the conversion feature of all series of preferred stock is considered to be clearly and closely related to the associated preferred stock host instrument. Accordingly, the conversion feature in the preferred stock is not considered an embedded derivative that requires bifurcation.
The Company accounts for the Series A Convertible Preferred Stock in accordance with the guidance in ASC 815 Derivatives and Hedging. The Certification of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock provides for share settlement only and specifies that the Company would be liable for daily monetary damages in the event that the Company is unable to deliver registered Common Stock upon notice of exercise. The Company has therefore classified the value of the Series A Convertible Preferred Stock as permanent equity.
The Company evaluated the liquidated damages provisions in the terms of this securities agreement and determined that it is probable that the Company will maintain an effective registration statement and have sufficient shares upon conversion and has therefore not recorded a liability for potential liquidated damages.
Note 10. Stockholders' Equity (Deficit)
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
Options are to be granted at an exercise price not less than fair value for an ISO or 85% of fair value for an NSO. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.
The Company recognized stock-based compensation expense related to options granted to employees for the fiscal years ended December 31, 2015 and 2014 of $942,369 and $345,435, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements as of December 31, 2015 and December 31, 2014.
Stock compensation expense was allocated between departments as follows;

	Year ended
	December 31, 2015	December 31, 2014
Research & Development	$148,948	$64,020
Sales & Marketing	62,533	8,335
General & Administrative	730,888	273,080
Total	$942,369	$345,435
The Company granted options to purchase 955,713 and 926,384 of the Company’s common stock in 2015 and 2014. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2015:

Year Ended
	December 31, 2015	December 31, 2014
Expected life (years)	6.1	5.8-6.1
Risk-free interest rate	1.6%-1.7%	1.6%-1.8%
Volatility	56% - 66%	43% - 59%
Dividend rate	—%	—%
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

The following table summarizes stock option transactions for the years ended December 31, 2015 and 2014 as issued under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted Average Remaining Contractual Term
				(in years)
Balance at December 31, 2013	124,824	239,606	$3.36
2014 Plan authorized	1,437,165	—	—
Closed 2010 Plan	(123,523)	—	—
Options granted	(926,384)	926,384	7.15
Options canceled/forfeited	93,979	(93,979)	6.75
Balance at December 31, 2014	606,061	1,072,011	6.34	8.67
Additional shares authorized	270,764	—	—
Options granted	(955,713)	955,713	3.08
Options exercised	—	(83,848)	3.50
Options canceled/forfeited	85,037	(85,037)	5.03
Balance at December 31, 2015	6,149	1,858,839	$4.82	8.75

Options vested at December 31, 2014	—	578,889	$5.58	7.46
Options vested and expected to vest at December 31, 2014	—	1,072,011	$6.34	8.67
Options vested at December 31, 2015	—	922,927	$5.06	7.47
Options vested and expected to vest at December 31, 2015	—	1,858,839	$4.82	8.75
The weighted-average grant date fair value of employee options granted was $1.66 and $1.03 per share for the year ended December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 total unrecognized employee stock-based compensation was $1,917,245, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. As of December 31, 2015, the outstanding stock options had an intrinsic value of $67,165.
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
As of December 31, 2015 there were no purchases by employees under this plan.

Series D Warrants
The Company has issued 1,280,324 Series D Warrants, with an exercise price of $2.46 and a term of five years expiring on October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of this securities agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.

Accounting Treatment
The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants
As of December 31, 2015, the Company had 480,147 Common Stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $4.87 and a term of 10 years expiring in November 2024. During the year ended December 31, 2015, 43,720 Common Stock warrants were cashless exercised resulting in the issuance of 13,407 shares of the Company’s Common Stock. The Company also has outstanding 9,259 Common Stock warrants issued in 2009, with an exercise price of $21.60 and a term of 10 years, expiring in January 2019 and 82,500 Common Stock warrants issued to the underwriter in our IPO, with an exercise price of $7.14 and a term of 10 years, expiring in November 2024.
Note 11. Income Taxes
Due to net losses in 2015 and 2014, the Company had no material current, deferred, or total income tax expense in the years ended December 31, 2015 and 2014. A reconciliation of income tax expense with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Years Ended December 31,
	2015	2014
Tax on the loss before income tax expense computed at the federal statutory rate of 34%	$(5,408,551)	$(4,717,063)
State tax (benefit) at statutory rate, net of federal benefit	(928,107)	(13,020)
Change in Valuation Allowance	4,199,154	1,578,347
Change in research and development credits	(60,991)	316,311
Change in fair value of warrants	1,493,215	2,960,766
Other	705,280	(125,341)
Income tax expense	$—	$—
Effective income tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2015 and 2014:

	December 31,
	2015	2014
Non-Current Deferred Tax Assets:
Reserves and accruals	$287,850	$71,953
Net Operating Loss Carryforwards	26,174,912	22,125,807
Research and development credits	1,381,296	1,345,833
Intangible Assets	(74,113)	46,784
Fixed Assets	9,080	(10,505)
Total Non-Current Deferred Tax Assets	27,779,025	23,579,872
Valuation Allowance	(27,779,025)	(23,579,872)
Net Deferred Tax Assets	$—	$—
The Company has recorded a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that such assets will not be realized. The valuation allowance increased by $4,199,154 from December 31, 2014 to December 31, 2015 primarily due to the generation of current year net operating losses and research and development credits claimed.
As of December 31, 2015, the Company had $67,263,865 of federal and $56,650,176 of state net operating loss, respectively, available to offset future taxable income. The federal net operating loss carryforwards begins to expire in 2019 and the state net operating loss carryforwards will begin to expire in 2016, if not utilized. As of December 31, 2015, the Company also had $1,328,082 of federal and $977,574 of state research and development credit carryforwards, respectively. The federal research and development credit carryforward begins to expire in 2024 and the state research and development credit can be carried forward indefinitely.
In addition, the use of net operating loss and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code in certain situations where changes occur in the stock ownership of a company. In the event that the Company has had a change in ownership, utilization of the carryforwards could be restricted.
The following tables summarize the activities of gross unrecognized tax benefits:

	December 31,
	2015	2014
Beginning balance	673,247	—
Increase related to prior year tax positions	—	628,383
Decreases related to prior year tax positions	(13,207)	—
Increase related to Current year tax positions	31,657	44,864
Decreases related to current year tax positions	—	—
Ending Balance	$691,697	$673,247
The amount of unrecognized tax benefits that would impact the effective tax rate were approximately none and none as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, $691,697 of unrecognized tax benefits would be offset by a change in valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. In the U.S federal jurisdiction, tax years 1999 forward remain open to examination, and in the state tax jurisdiction, years 2005 forward remain open to examination. The Company is currently not under audit by any federal, state or local jurisdiction.
During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax asset in the Company's Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.
The Protecting Americans from Tax Hikes (PATH) Act ("Act") (H.R 2029) was signed into law on December 18, 2015. The Act contains a number of provisions including, most notably, permanent extension of the United States federal research tax credit. The Act did not have a material impact on the Company's effective tax rate for fiscal 2015 due to the effect of the valuation allowance on the Company's deferred tax assets.
The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has no material unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2015. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.
Note 12. Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the year ended December 31, 2015 and 2014, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.
The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares):

	As of December 31,
	2015	2014
Convertible preferred stock	2,462,162	—
Warrants issued to 2010/2012 convertible note holders to purchase common stock	480,147	523,867
Options to purchase common stock	1,858,839	1,072,011
Warrants issued in 2009 to purchase common stock	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	82,500
Series A warrants to purchase common stock	2,425,605	2,449,605
Series B warrants to purchase common stock	116,580	2,449,605
Series C warrants to purchase common stock	590,415	—
Series D warrants to purchase common stock	1,280,324	—
Note 13. NeoForce Group, Inc. Acquisition
On September 8, 2015, the Company through its wholly owned subsidiary Neoforce, Inc ("NFI"), acquired substantially all of the assets of NeoForce in exchange for an upfront cash payment of $1.0 million. In addition, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months (“Royalty”) in the low single digits based on net sales of NeoForce products that were acquired by the Company. As of December 31, 2015, the Company recorded $8,372 of Royalty payable.
The acquisition of NeoForce strengthens the Company’s commitment to leveraging technology to address unmet needs in neonatology, which is a high growth segment in the healthcare business. The Company plans to leverage the expertise and hospital relationships of NeoForce to accelerate the adoption of CoSense.

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
The agreement to pay the annual Royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $153,000 at the date of acquisition and at December 31, 2015. The fair value of the royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.
The aggregate purchase price consideration was as follows:

Cash consideration	$1,000,000
Fair value of contingent consideration	153,000
Total purchase price consideration	$1,153,000
The fair values of assets acquired at the transaction date are summarized below:

Net tangible assets acquired	$39,377
Customer contracts	259,730
Patents	135,890
Goodwill	718,003
Net Assets Acquired	$1,153,000
Net tangible assets acquired consisted primarily of equipment, furniture and fixtures.
Goodwill is an unidentifiable asset and, as such, can only be measured as a residual. A significant component of the NeoForce goodwill, which did not meet the criteria for separate recognition as an intangible asset was a skilled and assembled workforce. The founder of NeoForce, who became the General Manager of Neonatology at the Company, brings 25 years of medical device sales, operations and product development experience at neonatology focused companies. The Company plans to use his expertise and broad relationships with top tier hospitals across the United States to accelerate the adoption of CoSense. The Company also expects to achieve synergies in the areas of accounting, informational technology, sales & marketing and other general administration expenses through the combination.
Pro Forma Financial Information (Unaudited)
The following table presents the unaudited pro forma results of Capnia, Inc. (including the operations of Neoforce) for the years ended December 31, 2014 and December 31, 2015. The unaudited pro forma financial information combines the results of operations of Capnia and NeoForce as though the companies had been combined as of the beginning of each of the fiscal periods presented. As of September 8, 2015, the date of the acquisition, the results of NFI have been combined with Capnia as a wholly-owned subsidiary. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the consolidated results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014 or 2015. In addition, the unaudited pro forma financial information does not attempt to project the future consolidated results of operations.

	December 31,	December 31,
	2015	2014
Pro forma total revenues	$1,168,846	$987,853
Pro forma net loss	$(16,002,126)	$(13,307,030)
Pro forma net loss per share – basic and diluted	$(1.70)	$(10.48)
Pro forma weighted-average shares-basic and diluted	9,425,880	1,270,033

The unaudited pro forma financial information above reflects the following:

•
the increase of amortization expense of $53,000 in the years ended December 31, 2015 and 2014 related to the estimated fair value of intangible assets from the purchase price allocation which are being amortized over their estimated useful lives through 2028. The change in depreciation expense related to the change in estimated fair value of property and equipment from the book value at the time of the acquisition was not material.

For the year ended December 31, 2015, NeoForce, Inc. revenue and net income included in the Company’s Consolidated Statement of Operations and Net Loss were $279,000 and $76,000, respectively.
Note 14. Defined Contribution Plan
The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. To date, the Company has not made any matching contributions.
Note 15. Subsequent Events
On January 5, 2016, January 27, 2016 and March 16, 2016, the two funds managed by Sabby converted 1,665 shares of their Series A Convertible Stock into 900,000 shares of Common Stock.
On January 8, 2016, the Company completed the second closing under the Sabby Purchase Agreement entered into on October 12, 2015 with funds managed by Sabby. The Company issued 5,445 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share and par value of $0.001. In addition, the Company issued 1,471,622 Series D Warrants to the funds managed by Sabby and 58,865 Series D Warrants to Maxim Group, LLC as underwriter. The Company received proceeds of approximately $5 million, net of $0.5 million in estimated expenses.
On January 11, 2016, the Company received a letter from Nasdaq indicating that the Company had regained compliance with the Nasdaq Listing Requirements.
On January 13, 2016, the Company entered into agreement to sublease its old office space at 3 Twin Dolphin Dr. The Company occupied this space as its corporate headquarters until August 1, 2015.
On January 26, 2016, the Company entered into a distribution agreement with Bemes, Inc., a leading medical equipment Master Distributor, to market and distribute CoSense and Precision Sampling Sets. Under the terms of the agreement, Bemes will have the exclusive right for sales, marketing, distribution and field service activities for CoSense in the United States.
On February 12, 2016, the Series B Warrants expired. On December 31, 2015, the Company had 116,580 Series B Warrants outstanding. Subsequent to December 31, 2015, a number of different Series B warrant holders exercised on a cashless basis 102,300 Series B Warrants and as a result the Company issued 485,202 shares of Common Stock. The remaining 14,280 Series B Warrants expired on February 12, 2016.
On February 12, 2016, the Company entered into an amendment and extension of its lease dated January 13, 2006 at 35 Commerce Drive in Ivyland, Pennsylvania. The amendment and extension effective as of March 1, 2016, includes additional space at 34 Commerce Drive and expires on March 31, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our audit committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We reviewed the results of management’s assessment with our Audit Committee. Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of December 31, 2015.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.
In connection with our preparation for the IPO which closed on November 18, 2014, we concluded that there was a material weakness in our internal control over financial reporting that caused the restatement of our previously issued financial statements as of and for the year ended December 31, 2012 and the deficiencies extended through the year ended December 31, 2014 and into the quarter ended September 30, 2015. The material weakness we identified related to not maintaining sufficient compliment of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements.
Management’s Remediation Activities
With the oversight of senior management and our audit committee, we executed the implementation of remediation steps in 2014, which continued through all of 2015. These efforts focused on (i) the hiring of a Chief Financial Officer on July 7, 2014 with technical accounting and financial reporting experience; (ii) the implementation of improved accounting and financial reporting procedures, to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including, but not limited to, those regarding proper financial statement classification, recognition of accruals to ensure proper period-end cutoff of expenses and assessing more judgmental areas of accounting, and (iii) utilizing outside technical accounting consultants when necessary.

We believe these steps, which were fully implemented as of the date of the filing of this Form 10-K, have remediated the material weakness previously identified and have enhanced our internal control over financial reporting, as well as our disclosure controls and procedures. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
ITEM 9B. OTHER INFORMATION

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information required by this item to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K

2.	Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPNIA, INC.

Date: March 25, 2016	By:	/S/ ANISH BHATNAGAR
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

Signature	Title	Date

/S/ ANISH BHATNAGAR	President, Chief Executive Officer and Director	March 25, 2016
Anish Bhatnagar	(Principal Executive Officer)

/S/ DAVID D. O’TOOLE	Chief Financial Officer	March 25, 2016
David D. O’Toole	(Principal Financing and Accounting Officer)

/S/ ERNEST MARIO	Chairman	March 25, 2016
Ernest Mario

/S/ EDGAR G. ENGLEMAN	Director	March 25, 2016
Edgar G. Engleman

/S/ STEINAR J. ENGELSEN	Director	March 25, 2016
Steinar J. Engelsen

/S/ STEPHEN KIRNON	Director	March 25, 2016
Stephen Kirnon

/S/ WILLIAM JAMES ALEXANDER	Director	March 25, 2016
William James Alexander

/S/ WILLIAM G. HARRIS	Director	March 25, 2016
William G. Harris

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	October 15, 2015	3.1	X
3.2	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2
3.4	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4
4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1
4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein	S-1	June 10, 2014	4.2
4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3
4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4
4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5
4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6
4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7
4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8
4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9
4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10
4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11
4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12
4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14
4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15
4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16
4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17
4.18	Form of the Series B Warrant Certificate.	S-1/A	July 1, 2014	4.18
4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19
4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20
4.21	Form of the Series D Common Stock Purchase Warrant	8-K	October 15, 2015	4.21
4.22	Form of Placement Agent Warrant	8-K	October 15, 2015	4.22
4.23	Form of Series D Common Stock Warrant Certificate	8-K	October 15, 2015	4.23
4.24	Form of Series A Convertible Preferred Stock Certificate	8-K	October 15, 2015	4.24
9.10	Form of Voting Agreement	8-K	October 15, 2015	9.10
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1
10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8
10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13
10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14
10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15
10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16
10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17
10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18
10.19	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19
10.20	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20
10.21	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21
10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22
10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23
10.24	Form of Warrant Exercise Agreement.	8-K/A	March 6, 2015	10.24
10.25	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015.	S-24	April 1, 2015	10.25
10.26	Agreement and First Amendment to Asset Purchase Agreement dated June 30, 2015, by and between Capnia, Inc. and Biomendical Drug Development Inc. and George Tidmarsh MD, PhD.	8-K	July 7, 2015	10.26
10.27	Common Stock Purchase Agreement dated June 30, 2015, by and between Capnia, Inc. and George Tidmarsh MD, PhD.	8-K	July 7, 2015	10.27
10.28	Registration Rights Agreement dated July 24, 2015 between Capnia, Inc. and Aspire Capital Fund, LLC.	8-K	July 7, 2015	10.28
10.29	Common Stock Purchase Agreement dated October 12, 2015	8-K	July 7, 2015	10.29

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.30	Securities Purchase Agreement dated October 12, 2015	8-K	October 15, 2015	10.30
10.31	Form of Registration Rights Agreement	8-K	October 15, 2015	10.31
10.32	Form of Lock-Up Agreement	8-K	October 15, 2015	10.32
10.33	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015	S-1/A	December 22, 2015	10.33
10.34	Transfer and Distribution Agreement: United States: by and between Capnia, Inc. and Bemes, Inc. signed January 26, 2016	8-K	January 28, 2016	10.34

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
_________________________

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