Form 10-Q
period 2016-03-31
Capnia, Inc.
filed 2016-05-12
CIK 1484565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-36593
 ____________________________________________________________
 CAPNIA, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________

Delaware	77-0523891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1235 Radio Road, Suite 110,
Redwood City, California
(Address of principal executive offices)
94065
(Zip Code)
(650) 213-8444
(Registrant’s telephone number, including area code)
____________________________________________________________

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
As of May 1, 2016 there were 15,461,531 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

CAPNIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Capnia, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands except share and per share data)

	March 31, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$6,492	$5,495
Accounts receivable	187	156
Restricted cash	35	35
Inventory	653	551
Prepaid expenses and other current assets	216	167
Total current assets	7,583	6,404
Long-term assets
Property and equipment, net	121	86
Goodwill	718	718
Other intangible assets, net	892	917
Other assets	76	76
Total assets	$9,390	$8,201
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,262	$695
Accrued compensation and other current liabilities	1,317	1,634
Series B warrant liability	—	865
Total current liabilities	2,579	3,194
Long-term liabilities
Series A warrant liability	558	1,213
Series C warrant liability	219	462
Other long-term liabilities	200	109
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity
Series A convertible preferred stock, $0.001 par value, 40,000 shares authorized, 8,335 and 4,555 issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,403,111 and 14,017,909 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	15	14
Additional paid-in-capital	95,255	89,456
Accumulated deficit	(89,436)	(86,247)
Total stockholders’ equity	5,834	3,223
Total liabilities and stockholders’ equity	$9,390	$8,201
See accompanying notes to condensed consolidated financial statements

Capnia, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,
	2016	2015
Product revenue	$447	$22
Cost of product revenue	461	18
Gross profit (loss)	(14)	4
Expenses
Research and development	1,772	878
Sales and marketing	538	260
General and administrative	1,939	1,292
Total expenses	4,249	2,430
Operating loss	(4,263)	(2,426)
Interest and other income (expense)
Interest expense, net	—	(1)
Change in fair value of warrants liabilities (expense)	1,170	(6,174)
Cease-use expense	(94)	—
Other expense	(2)	—
Inducement charge for Series C warrants	—	(3,050)
Interest and other income (expense), net	1,074	(9,225)
Net loss	$(3,189)	$(11,651)
Basic and diluted net loss per common share	$(0.22)	$(1.67)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	14,796,119	6,965,483
See accompanying notes to condensed consolidated financial statements

Capnia, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,189)	$(11,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	15
Stock-based compensation expense	136	401
Change in fair value of common stock warrants	(1,170)	6,174
Inducement charge for Series C warrants	—	3,050
Change in fair value of contingent consideration	19	—
Change in operating assets and liabilities:
Accounts receivable	(31)	(8)
Inventory	(102)	(97)
Prepaid expenses and other assets	(49)	(7)
Accounts payable	627	199
Accrued compensation and other current liabilities	(317)	115
Other long-term liabilities	72	—
Net cash used in operating activities	(3,984)	(1,809)
Cash flows from investing activities:
Purchase of property and equipment	(19)	(1)
Net cash used in investing activities	(19)	(1)
Cash flows from financing activities:
Proceeds from sale of Series A preferred convertible stock	5,071	—
Series A preferred convertible stock transaction costs paid	(71)	—
Proceeds from exercise of common stock options	—	12
Proceeds from exercise of Series A warrants	—	156
Proceeds from exercise of Series B warrants (Private Transaction)	—	3,832
Proceeds from exercise of Series B warrants (Tender offer)	—	189
Series B warrant transaction costs paid	—	(175)
Initial public offering costs paid	—	(530)
Repayment of credit line	—	(102)
Net cash provided by financing activities	5,000	3,382
Net increase in cash and cash equivalents	997	1,572
Cash and cash equivalents, beginning of period	5,495	7,957
Cash and cash equivalents, end of period	$6,492	$9,529
Supplemental disclosures of noncash investing and financing information
Conversion of Series A preferred to common stock	1,665	—
De-recognition of Series B warrant liability (cash exercise)	—	6,748
De-recognition of Series B warrant liability (cashless exercise)	593	417
De-recognition of Series A warrant liability (cash exercise)	—	42
Reduction in initial public offering costs payable	—	45
Fixed asset costs included in accounts payable	11	—
Series B Warrant transaction costs accrued and included in accrued compensation and other current liabilities	—	131
See accompanying notes to condensed consolidated financial statements.

Capnia, Inc.
March 31, 2016
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
On September 8, 2015, the Company established NeoForce, Inc. ("NeoForce"), a wholly owned subsidiary of the Company and acquired substantially all of the assets of an unrelated privately held company NeoForce Group, Inc.("NFG"). NeoForce develops innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets.
On April 27, 2015, the Company established Capnia UK Limited, a wholly owned foreign subsidiary in the United Kingdom. Capnia UK Limited began sales and marketing operations in the first quarter of 2016.
The Company’s first diagnostic product, CoSense®, aids in diagnosis of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense has 510(k) clearance for sale in the U.S. with a specific Indication for Use related to hemolysis issued, and has received CE Mark certification for sale in the European Union (“E.U.”). CoSense is commercially available in the U.S. In addition, the Company is applying its research and development efforts to additional diagnostic products based on its Sensalyze Technology Platform, a portfolio of proprietary methods and devices which enables CoSense and can be applied to detect a variety of analytes in exhaled breath and other products for the neonatology market. The Company has also obtained CE Mark certification in the E.U. for Serenz, a therapeutic product candidate for the treatment of symptoms related to allergic rhinitis (“AR”) (see Note 10).
Note 2. Liquidity, Financial Condition and Management’s Plans
The Company had a net loss of $3.2 million for the three months ended March 31, 2016 and has an accumulated deficit of approximately $89.4 million at March 31, 2016 from having incurred losses since its inception. The Company has approximately $5.0 million of working capital at March 31, 2016 and used $4.0 million of cash in its operating activities during the three months ended March 31, 2016. The Company has financed its operations principally through issuances of debt and equity securities.

On July 24, 2015, the Company entered into a Common Stock Purchase Agreement (the "Aspire Purchase Agreement") with Aspire Capital, LLC ("Aspire") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s Common Stock over the 24-month term of the Aspire Purchase Agreement. As of April 4, 2016, the restrictions on the use of the Aspire Purchase Agreement imposed by the Sabby Purchase Agreement expired.

On October 12, 2015, the Company entered into a Securities Purchase Agreement (the “Sabby Purchase Agreement”) with funds managed by Sabby Management, LLC ("Sabby"), to purchase up to $10 million worth of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The sale of the Series A Preferred Stock closed in two separate closings. On October 15, 2015, the date of the first closing, the Company received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. Upon the second closing on January 8, 2016, the Company received proceeds of approximately $5.0 million, net of $0.5 million in estimated expenses.

The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products. Management believes that the Company's commercial products, including CoSense, the other neonatology products and Serenz, and the distribution strategies implemented will begin to generate meaningful revenue and corresponding cash in the near term. In addition, the Company has been successful over the last 12 months in raising additional capital, including closing pursuant to the Aspire Purchase Agreement and most recently in January of 2016 with the second closing pursuant to the Sabby Purchase Agreement. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its development of new products and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company's efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company.
Note 3. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Below are those policies with current period updates:
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of March 31, 2016 and results of its operations and cash flows for the three months ended March 31, 2016 and 2015. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, liability and equity instruments, stock-based compensation, acquired intangibles, contingent earn-out consideration, and allowances for accounts receivable and inventory.

Inventory

As of December 31, 2015 and March 31, 2016, the Company’s inventory was comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$290	$106
Work-in-process	267	399
Finished goods	96	46
Total inventory	$653	$551

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

Goodwill
The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There was no impairment of goodwill for the three months ended March 31, 2016. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

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

Due to certain provisions contained in the Series B Warrant agreement that provides for the Company potentially issuing an unlimited number of shares upon exercise, the Company had adopted a sequencing policy that reclassified contracts, with the exception of stock options, from equity to assets or liabilities for those with the latest inception date first. The Company had evaluated the issuance of securities as to reclassification as a liability under this sequencing policy through February 12, 2016, the date that the Series B Warrants expired.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2016 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that are of significance or potential significance to the Company.
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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$3,975	$3,975	$—	$—

Liabilities
Series A warrant liability	$558	$558	$—	$—
Series C warrant liability	219	—	—	219
Total liabilities	$777	$558	$—	$219

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$3,804	$3,804	$—	$—

Liabilities
Series A warrant liability	$1,213	$1,213	$—	$—
Series B warrant liability	865	—	—	865
Series C warrant liability	462	—	—	462
Total common stock warrant liability	$2,540	$1,213	$—	$1,327
The Series A Warrant is a registered security that trades on the open market. The fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which is listed on and obtained from NASDAQ. Accordingly, the fair value of Series A Warrants is a Level 1 measurement. The fair value measurements of the Series B and Series C Warrants are based on significant inputs that are unobservable and thus represent Level 3 measurements. The Company’s estimated fair value of the Series B Warrant liability is calculated using a Monte Carlo simulation. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates (see Note 5). The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates (see Note 5). The Level 3 estimates are based, in part, on subjective assumptions.
The agreement to pay the annual royalty in the NFG acquisition resulted in the recognition of a contingent consideration, which was recognized at the inception of the acquisition. Subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty was determined to be $153 thousand at the date of acquisition and $172 thousand as of March 31, 2016. The fair value of the royalty was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company's cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.
On January 13, 2016 we entered into an agreement to sublease our excess space located in Redwood City. By the end of February we removed all equipment, furniture and fixtures being stored in this excess space and ceased use of this space. The fair value of the cease-use liability was calculated using the remaining lease payments, offset by future sub-lease payments, offset by deferred rent amortization, and discounted to present value using our current cost of capital of 20%. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 warrants, which are treated as liabilities, as follows (dollars in thousands):

	Series A Warrant		Series B Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2015	2,425,605	$1,213	116,580	$865	590,415	$462
Change in value of Series A Warrants	—	(655)	—	—	—	—
De-recognition of Series B Warrant liability upon cashless exercise of warrants (485,202 shares issued)	—	—	(102,300)	(593)	—	—
De-recognition of Series B Warrant liability upon expiration	—	—	(14,280)	—	—	—
Change in value of Series B Warrants	—	—	—	(272)	—	—
Change in value of Series C Warrants	—	—	—	—	—	(243)
Balance at March 31, 2016	2,425,605	$558	—	$—	590,415	$219
Note 5. Warrant Liabilities
Warrants terms
The Company has issued Series A Warrants, Series B Warrants and Series C Warrants (the “Warrants”).
The Company’s Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Warrant contracts further provide for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the Company's cash or cash equivalents to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these Warrants. Accordingly, the Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model.

Accounting Treatment
The Company accounts for the Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company may be obligated to settle Warrants in cash in the case of a Fundamental Transaction.
The Company classified the Warrants as liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s statement of operations.
Under ASC 815-40-35, the Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the latest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of latest inception date first until either all of the Series B Warrants are settled or expire. The Series B Warrants expired on February 12, 2016.
In accordance with the guidance under ASC 815-40-25, we have evaluated that we have a sufficient number of authorized and unissued shares as March 31, 2016, to settle all existing commitments.

Series A Warrants

The Company has issued 2,449,605 Series A Warrants to purchase shares of its Common Stock at an exercise price of $6.50 per share in connection with the unit offering offered in the Company's initial public offering ("IPO") described in Note 2. The Series A Warrants are exercisable at any time prior to the expiration of the five-year term on November 12, 2019.
Upon the completion of the IPO, the Series A Warrants started trading on the NASDAQ under the symbol CAPNW. As the Series A Warrants are publicly traded, the Company uses the closing price on the measurement date to determine the fair value of these the Series A Warrants.
Since their issuance, a total of 24,000 Series A Warrants have been exercised. As of March 31, 2016, the fair value of the 2,425,605 outstanding Series A Warrants was approximately $558 thousand, and the decrease of $655 thousand in fair value during the three months ended March 31, 2016 was recorded as other income in the statement of operations.

Series B Warrants
The Company issued 2,449,605 Series B Warrants to purchase shares of its Common Stock at an exercise price of $6.50 per share in connection with the Intial Public Offering. The unexercised Series B Warrants expired on February 12, 2016.
The net decrease in carrying amount of the Series B Warrants for the three months ended March 31, 2016 was $865 thousand, of which $271 thousand was attributed to the change in fair value of the warrant liability during the three months ended March 31, 2016 and was recorded as other expense in the consolidated statement of operations. Factors contributing to the change in fair value of the Series B Warrants include the trading price of the Common Stock and term remaining to expiration of the Series B Warrants.
Before the expiration date of February 12, 2016, certain holders of Series B warrants cashless exercised a total of 102,300 warrants resulting in the issuance of 485,202 shares of Common Stock and the derecognition of approximately $594 thousand, in Series B Warrant liability, respectively for the three months ended March 31, 2016, which was recorded as additional paid-in capital.

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

The new Series C Warrants are exercisable into 590,415 shares of the Company’s Common Stock. As of March 31, 2016, the fair value of the Series C Warrants was determined to be $219 thousand. The decline in the fair value of the Series C Warrants of $244 thousand in the three months ended March 31, 2016 was recorded as other income in the consolidated statement of operations.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	March 31, 2016	December 31, 2015
Volatility	90%	90%
Expected Term (years)	3.92	4.17
Expected dividend yield	—%	—%
Risk-free rate	1.03%	1.76%
Note 6. Commitments and Contingencies
Facility Leases
On July 1, 2015 the Company executed a new four year non-cancelable operating lease agreement for 8,171 square feet of office space for its headquarters facility. The lease agreement provides for monthly lease payments of $23,300 beginning in September of 2015, with increases in the following three years. An additional 5,265 square feet of office space became part of the new lease agreement on March 1, 2016.
The Company leases office space under a non-cancelable operating lease agreement which was set to expire in May 2015. On February 2, 2015, the Company signed an amendment to its lease agreement, extending the lease through June 2018. The amendment provides for monthly lease payments of $22,000 beginning in June 2015, with increases in the following two years. The Company subleased this facility in January 2016 and ceased use of the facility in March 2016 (See Note 4).
The Company also leases approximately 2,100 square feet of office space for its operations in Ivyland, Pennsylvania under a month-to-month lease.

Rent expense was $184 thousand and $62 thousand during the three months ended March 31, 2016 and 2015, respectively.

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
In connection with the acquisition of the assets of NFG, the Company agreed to pay the former NFG shareholder an annual royalty payment for a period of 36 months. The agreement to pay the annual royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty was determined to be $153 thousand at the date of acquisition and $172 thousand at March 31, 2016.
Note 7. Stockholders’ Equity
Convertible Preferred Stock
The Company is authorized to issue 40,000 shares of Series A Convertible Preferred Stock. On January 8, 2016 the Company issued an aggregate of 5,445 shares of Series A Convertible Preferred Stock under the Sabby Purchase Agreement. The Company has issued a total of 10,000 Series A Convertible Preferred Stock, with a par value of $0.001 and a stated value of $1,000 per share. The Series A Convertible Preferred Stock do not have an expiration date and are not redeemable. During the three months ended March 31, 2016, the holders of the Series A Convertible Preferred Stock converted 1,665 shares of Series A Convertible Preferred Stock resulting in the issuance of 900,000 shares of Common Stock.
Stock Option Plan

The Company has adopted the 1999 Incentive Stock Plan, the 2010 Equity Incentive Plan, and the 2014 Equity Incentive Plan (together, the "Plans"). The 1999 Incentive Stock Plan expired in 2009, and the 2010 Equity Incentive Plan has been closed to new issuances. Therefore, the Company may issue options to purchase shares of common stock to employees, directors, and consultants only under the 2014 Equity Incentive Plan. Options granted under the 2014 Plan may be incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees and directors. NSOs may be granted to employees, directors, advisors, and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of options, the term, and the exercise price.
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
The Company recognized stock-based compensation expense related to options granted to employees for the three months ended March 31, 2016 and 2015 of $136 thousand and $401 thousand, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements as of March 31, 2016 and March 31, 2015.
Stock compensation expense (in thousands) was allocated between departments as follows:

	Three months ended March 31,
	2016	2015
Research & Development	$33	$50
Sales & Marketing	(31)	20
General & Administrative	134	331
Total	$136	$401
The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2016	2015
Expected life (years)	6.0-6.1	5.5-6.1
Risk-free interest rate	1.5%-1.7%	1.5%-1.6%
Volatility	66% - 67%	57% - 68%
Dividend rate	—%	—%
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

The following table summarizes stock option transactions issued under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)

Balance at December 31, 2014	606,061	1,072,011	6.34	8.67
Additional shares authorized	270,764
Options granted	(955,713)	955,713	3.08
Options exercised		(83,848)	3.50
Options canceled/forfeited	85,037	(85,037)	5.03
Balance at December 31, 2015	6,149	1,858,839	4.82	8.75
Additional shares authorized	560,717
Options granted	(538,500)	538,500	1.59
Options exercised		—	—
Options canceled/forfeited	99,700	(99,700)	2.33
Balance at March 31, 2016	128,066	2,297,639	$4.09	8.77
Future stock-based compensation for unvested employee options granted and outstanding as of March 31, 2016 is approximately $1.8 million to be recognized over a remaining requisite service period of 3.2 years.
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
As of March 31, 2016 there were no purchases by employees under this plan.

Series D Warrants
The Company has issued 2,810,811 Series D Warrants, with an exercise price of $2.46 and a term of five years expiring on October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of this securities agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.

Accounting Treatment
The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants
As of March 31, 2016, the Company had 480,147 Common Stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $4.87 and a term of 10 years expiring in November 2024. The Company also has outstanding 9,259 Common Stock warrants issued in 2009, with an exercise price of $21.60 and a term of 10 years, expiring in January 2019 and 82,500 Common Stock warrants issued to the underwriter in our IPO, with an exercise price of $7.14 and a term of 10 years, expiring in November 2024.
Note 8. Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three months ended March 31, 2016 and 2015, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.
The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares):

	As of March 31,
	2016	2015
Convertible preferred stock	4,505,405	—
Warrants issued to 2010/2012 convertible note holders to purchase common stock	480,147	480,147
Options to purchase common stock	2,297,639	1,458,964
Warrants issued in 2009 to purchase common stock	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	82,500
Series A Warrants to purchase common stock	2,425,605	2,425,605
Series B Warrants to purchase common stock	—	1,778,275
Series C Warrants to purchase common stock	590,415	589,510
Series D Warrants to purchase common stock	2,810,812	—
Note 9. Subsequent Events

On April 26, 2016, the Company commercially launched Serenz in the E.U. over the counter through two United Kingdom-based pharmacy chains, Paydens Group (Paydens) and Weldricks Pharmacy Limited (Weldricks), with more than 150 retail pharmacy locations in the United Kingdom.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2015. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.
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
As a result of our acquisition of the assets of NFG, which was completed on September 8, 2015, we also develop and market innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. NFG’s primary product is the T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other products include temperature probes, scales, surgical tables and surfaces.
Our therapeutic technology involves the use of precisely metered nasal CO2 for the potential relief of symptoms related to various diseases. Several randomized placebo-controlled trials have shown its efficacy in the symptomatic treatment of allergic rhinitis, or AR and we continue to evaluate our options to further develop this product. In addition, we have recently announced new initiatives for the development of this technology for the treatment of trigeminally-mediated pain disorders, such as cluster headache and trigeminal neuralgia, or TN. In December of 2015, we received orphan drug designation for trigeminal neuralgia, or TN in the U.S. We have filed an investigation new drug, or IND with the Food & Drug Administration, or FDA and started enrolling TN patients in a pilot clinical trial in 2016.
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
In March 2015, holders of 589,510 Series B Warrants exercised their Series B Warrants for cash, and we received approximately $3.8 million in gross proceeds. In conjunction with these exercises, we issued the same number of Series C Warrants to purchase Common Stock at an exercise price of $6.25 per share which are exercisable through March 4, 2020. In April 2015, we filed a registration statement to offer and exchange to the remaining Series B Warrant holders to cash exercise their existing Series B Warrants and receive a Series C Warrant. We also received approximately $0.2 million from holders of Series A Warrants who exercised their Series B Warrants for cash during the three months ended March 31, 2015.
On July 24, 2015, we entered into the Aspire Purchase Agreement with Aspire, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $10.0 million in value of shares of our Common Stock over the 24-month term of the Purchase Agreement. Since July 24, 2015, we issued an aggregate of 506,585 shares of Common Stock to Aspire in exchange for approximately $1.4 million.

On October 12, 2015, we entered into the Sabby Purchase Agreement with funds managed by Sabby Management, LLC, to purchase up to $10 million of Series A Preferred Stock together with related Series D Warrants to purchase shares of our Common Stock. The sale of the Series A Preferred Stock occurred in two separate closings. On October 15, 2015, the date of the first closing, we received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing, we received proceeds of approximately $5 million, net of $0.5 million in estimated expenses.
During the year ended December 31, 2015 we received $0.3 million from the exercise of stock options.
Management believes that the Company has sufficient capital resources to sustain operations through at least the next twelve months.
As of March 31, 2016, we had an accumulated deficit of $89.4 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz and a minimal amount of revenue from our neonatology products. We may never be successful in commercializing our neonatology products, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.
We may also apply our research and development efforts to additional products based on our Sensalyze Technology Platform, a portfolio of proprietary methods and algorithms which enables CoSense and can be applied to detect a variety of analytes in exhaled breath.
We recently reactivated the CE Mark certification for Serenz. We have moved forward with sales of Serenz to pharmacies in the E.U. during the second quarter of 2016 in order to gather commercial feedback in preparation of a possible full launch of Serenz later in 2016.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 3 of the accompanying unaudited condensed consolidated financial statements.

Results of Operations
Comparison of the Three Months March 31, 2016 and 2015

	Three Months Ended March 31,		Increase (decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Revenue	$447	$22	$425	N/A
Cost of goods sold	461	18	443	N/A
Gross profit	(14)	4	(18)	N/A
Operating expenses:
Research and development	1,772	878	894	102%
Sales and marketing	538	260	278	107%
General and administrative	1,939	1,292	647	50%
Total	4,249	2,430	1,819	75%
Income (Loss) from operations	(4,263)	(2,426)	(1,837)	76%
Change in fair value of warrants	1,170	(6,174)	7,344	(119)%
Inducement charge for Series C Warrants	—	(3,050)	3,050	(100)%
Cease-use expense	(94)	—	(94)	N/A
Other income (expense), net	(2)	(1)	(1)	100%
Net loss	$(3,189)	$(11,651)	$8,462	(73)%

Revenue
Revenue in the three months ended March 31, 2016 increased $425 thousand as compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, we recognized $125 thousand of product revenue from sales of CoSense and Precision Sampling Sets and $322 thousand from NeoForce products.

Research and development expense
Research and development expense in the three months ended March 31, 2016 increased $894 thousand as compared to the three months ended March 31, 2015. The increase was primarily due to increased headcount, development materials for the improvements of our CoSense product and costs associated with the launch of Serenz in the E.U.

Sales and marketing expense
Sales and marketing expense in the three months ended March 31, 2016 increased $278 thousand over the three months ended March 31, 2015 primarily due to the addition of sales personnel and commercial activities for CoSense.

General and administrative expense
General and administrative expense in the three months ended March 31, 2016 increased $647 thousand as compared to the three months ended March 31, 2015. The increase was primarily due to an increase in consulting costs, employee related expenses as a result of increased employee headcount in 2016 versus 2015, including stock based compensation, costs associated with the NeoForce operations, rent expense for additional headquarter office space and the costs of being a public company.

Other expense
Other expense in the three months ended March 31, 2016 decreased $10.3 million as compared to the three months ended March 31, 2015. Of the $9.2 million expense in 2015, $3.1 million was due to the issuance of the Series C Warrants, a one-time charge which was treated as an inducement. The change in the fair value of the warrants decreased from an other expense of $6.2 million in the three months ended March 31, 2015 to $1.2 million in other income in the three months ended March 31, 2016.

Liquidity and Capital Resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(3,984)	$(1,809)
Net cash used in investing activities	(19)	(1)
Net cash provided by financing activities	5,000	3,382
Net increase in cash and cash equivalents	$997	$1,572

Cash used in operating activities
During the three months ended March 31, 2016, net cash used in operating activities was $4.0 million, which was primarily due to the use of funds operations, including costs incurred to launch Serenz in the E.U., as well as adjustments for non-cash items including the $1.2 million change in fair value of warrants and $0.1 million of stock based compensation expense, offset by increases in accounts payable and accrued liabilities of $0.4 million and an increase in inventory of $0.1 million.

Cash used in investing activities
During the three months ended March 31, 2016, we used $19 thousand. Cash used in investing activities in the three months ended March 31, 2016 consisted primarily of investment in equipment.

Cash provided by financing activities
During the three months ended March 31, 2016 cash provided by financing activities was $5.0 million as a result of the second close under the Sabby Purchase Agreement.
During the three months ended March 31, 2015 cash provided by financing activities was $3.4 million, consisting primarily of $4.0 million in proceeds from issuance of Common Stock as a result of the exercise of Series A Warrants and Series B Warrants, offset by payment of IPO costs of $0.5 million and the repayment of the outstanding balance on our line of credit of $0.1 million.
As of March 31, 2016, we had cash and cash equivalents of approximately $6.5 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the three-month period ended March 31, 2016. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our audit committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period covered by this report at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We reviewed the results of management’s assessment with our Audit Committee. Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of March 31, 2016.
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
We are a developer of therapeutics and diagnostics with a limited operating history. Other than CoSense, which has received 510(k) clearance from the FDA and CE Mark certification in the E.U., and the products acquired from NFG (collectively, our “neonatology products”), we have no other products currently approved. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical device product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of March 31, 2016, we had an accumulated deficit of $89.4 million.
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
The commercialization of our neonatology products, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of March 31, 2016, we had approximately $6.5 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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
The extent to which we utilize the Aspire Purchase Agreement with Aspire as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, the volume of trading in our Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire under the Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire may not effect any sales of shares of our Common Stock under the Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $2.63 per share. Even if we are able to access the full $10.0 million under the Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.
Risks related to the development and commercialization of our products
Our success depends heavily on the successful commercialization of our CoSense device to aid in diagnosis of neonatal hemolysis. If we are unable to sell sufficient numbers of our CoSense instruments and disposables, our revenues may be insufficient to achieve profitability.
With the exception of revenue generated from the sale of products acquired from NFG, we will derive substantially all of our revenues from sales of CoSense devices and consumables for the foreseeable future. If we cannot generate sufficient revenues from sales, we may be unable to finance our continuing operations.
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
In recent years, we have incurred significant costs in connection with the development of CoSense. For the three months ended March 31, 2016, our research and development expenses were $1.8 million. We expect our expenses to increase for the foreseeable future, as we conduct studies of CoSense and continue to develop our planned products, including tests for nitric oxide and other analytes. We will also incur significant expenses to establish a sales and marketing organization, and to drive adoption of and reimbursement for our products. As a result, we need to generate significant revenues in order to achieve sustained profitability.

Serenz may not be approved for sale in the U.S., or in any territory outside of the E.U.
Neither we nor any future collaboration partner can commercialize Serenz in the U.S. without first obtaining regulatory approval for the product from the FDA. In the E.U., we previously obtained CE Mark certification, clearing the device for commercial sale. We recently reactivated the CE Mark certification for Serenz. We have commenced pilot sales of Serenz to pharmacies in the E.U. in the second quarter of 2016 to gather commercial feedback in preparation of a possible full launch of Serenz later in 2016.
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
If Serenz or any planned products receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our planned products, if approved for commercial sale, will depend on a number of factors, including the following:

•	the prevalence and severity of any side effects;

•	their efficacy and potential advantages compared to alternative treatments;

•	the price we charge for our planned products;

•	the willingness of physicians to change their current treatment practices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength or effectiveness of marketing and distribution support or partners; and

•	the availability of third-party coverage or reimbursement.
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
We recently launched pilot sales of Serenz in the United Kingdom. Our business strategy contemplates international expansion, including partnering with medical device distributors, and introducing our neonatology products and other planned products outside the U.S. Doing business internationally involves a number of risks, including:

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
As of May 1, 2016, we had 35 employees and 10 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. In December of 2015, Congress passed a two-year suspension of the 2.3% medical device tax. If after two years, the suspension is not extended, at this time we believe the 2.3% tax on sales of medical devices will be applicable to sales of CoSense devices and may be applicable to CoSense consumables and Serenz devices. We cannot assure you that after the two-year suspension, the reinstatement of the 2.3% medical device tax would not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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
Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period covered by this report, the reported high and low prices of our Common Stock ranged from $1.14 to $1.85. As a result of this volatility, investors may not be able to sell their Common Stock at or above the purchase price. The market price for our Common Stock may be influenced by many factors, including the following:

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
As of March 31, 2016, approximately 15 million shares of Common Stock may be sold in the public market by existing stockholders, subject to volume and other limitations imposed under the federal securities laws. Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and could materially impair our ability to raise capital through offerings of our Common Stock.

As of April 4, 2016, we are able to sell additional shares of our Common Stock under the Aspire Purchase Agreement. The number of shares that we may sell to Aspire Capital under the Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire may not effect any sales of shares of our Common Stock under the Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $2.63 per share.

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
Our executive officers, directors and stockholders own a majority of our outstanding Common Stock. Entities associated with Vivo Ventures and our Chairman, Ernest Mario, as of March 31, 2016, own approximately 59% of our Common Stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2014 and through the quarter ended September 30, 2015. Although the material weakness was remediated as of December 31, 2015, we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
The Company instituted a remediation plan during 2014 and continued in 2015. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
As of March 31, 2016, we had Series A Warrants outstanding exercisable for an aggregate of 2,425,605 shares of Common Stock, Series C Warrants outstanding exercisable for an aggregate of 590,415 shares of Common Stock and Series D Warrants outstanding exercisable for an aggregate of 2,810,811 shares of Common Stock. As of March 31, 2016, we had 8,335 of Series A Convertible Preferred Stock outstanding exercisable for an aggregate of 4,505,405 shares of Common Stock. As of March 31, 2016, 2,297,649 options to purchase shares of our Common Stock were issued and outstanding with a weighted average exercise price of $4.09 per share. The sale or even the possibility of sale of the shares of Common Stock, or the exercise of options or warrants to purchase shares of our Common Stock and subsequent sale thereof could substantially reduce the market price for our Common Stock or our ability to obtain future financing.

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
We have listed our Common Stock and Series A Warrants on the NASDAQ Capital Market. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, and market capitalization above certain specified levels. On July 17, 2015, we received a notice from the NASDAQ informing us that the NASDAQ Listing Rules, or the Rules, require listed securities to maintain a minimum Market Value of Listed Securities, or MVLS, of $35 million. On January 12, 2016, we received a letter from NASDAQ indicating that we had regained compliance; however, since we do not expect to become profitable for some time after the filing of this prospectus, there is a risk that our shareholders’ equity could fall below the $2.5 million level required by the NASDAQ Capital Market, which will cause us to fail to conform to the NASDAQ listing requirements on an ongoing basis, which in turn could cause our Common Stock to cease to trade on the NASDAQ Capital Market exchange, and may move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by Pink OTC Markets, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ Capital Market.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for holders of the warrants to exercise the warrants.
The warrants we have issued and outstanding do not confer any rights of Common Stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price for a limited period of time. Specifically, holders of Series A Warrants may exercise their right to acquire the Common Stock and pay an exercise price of $6.50 per share prior to the expiration of the five-year term on November 12, 2019, after which date any unexercised Series A Warrants will expire and have no further value. Holders of Series C Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.25 per share prior to the expiration of the five-year term on March 4, 2020. Holders of Series D Warrants may exercise their right to acquire Common Stock and pay an exercise price of $2.46 per share prior to the expiration of the five-year term on October 15, 2020. In certain circumstances, the Series A Warrants, Series C Warrants, and Series D Warrants may be exercisable on a cashless basis. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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
Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.3 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $1.2 million, in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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
We have registered for sale 2,428,109 shares of Common Stock that we have or may sell to Aspire under the Aspire Purchase Agreement plus 71,891 shares of Common Stock that were commitment shares that we issued to Aspire. As of March 31, 2016, we have sold 505,585 shares of our Common Stock to Aspire. The shares that were issued or may be issued to Aspire pursuant to the Aspire Purchase Agreement were registered and may be sold immediately after purchase by Aspire. The number of shares ultimately offered for sale by Aspire is dependent upon the number of shares we elect to sell to Aspire under the Aspire Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our Common Stock under the Aspire Purchase Agreement may cause the trading price of our Common Stock to decline. Aspire may sell all, some or none of our shares that it holds or comes to hold under the Aspire Purchase Agreement. The sale of a substantial number of shares of our Common Stock by Aspire, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. We have the right to control the timing and amount of sales of our shares to Aspire, and the Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

The issuance of Series A Convertible Preferred Stock and Series D Common Stock Purchase Warrants, and the issuance of the underlying shares of Common Stock, to Sabby may cause substantial dilution to our existing stockholders, and the sale of the underlying shares of Common Stock by Sabby could cause the price of our Common Stock to decline.
We have registered for sale 5,405,405 and 2,810,811 shares of Common Stock, respectively, underlying the Series A Preferred Stock and Series D Common Stock Purchase Warrants sold and issued, or available for sale and issuance, to Sabby pursuant to the Sabby Purchase Agreement. The registration statement for the resale of the Common Stock was declared effective on January 4, 2016. Sabby may sell all, some or none of our shares that it holds or comes to hold under the Sabby Purchase Agreement. The sale of a substantial number of shares of our Common Stock by Sabby, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The Sabby Purchase Agreement also contains certain covenants restricting our ability to issue equity securities (subject to certain carveouts), and provides Sabby a right to participate in any future sale of our equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Date:	May 12, 2016	CAPNIA, INC.

		By:	/s/ David D. O’Toole
David D. O’Toole
Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2
3.2	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	October 15, 2015	3.1
4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1
4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein.	S-1	June 10, 2014	4.2
4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3
4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4
4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5
4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6
4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7
4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8
4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9
4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10
4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11
4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12
4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing	S-1	June 10, 2014	4.13
4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14
4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15
4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16
4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17
4.18	Form of the Series B Warrant certificate.	S-1/A	July 1, 2014	4.18
4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19
4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20
4.21	Form of Series D Common Stock Purchase Warrant	8-K	October 15, 2015	4.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.22	Form of Placement Agent Warrant	8-K	October 15, 2015	4.2
4.23	Form of Series D Common Stock Warrant Certificate	8-K	October 15, 2015	4.3
4.24	Form of Series A Convertible Preferred Stock Certificate	8-K	October 15, 2015	4.4
9.1	Form of Voting Agreement	8-K	October 15, 2015	9.1
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1
10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8
10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8
10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13
10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14
10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15
10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16
10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17
10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18
10.19	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19
10.20	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20
10.21	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21
10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22
10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23
10.24	Form of Warrant Exercise Agreement	8-K/A	March 6, 2015	10.1
10.25	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015	S-4	April 1, 2014	10.25
10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015	8-K	July 7, 2015	10.1
10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015	8-K	July 7, 2015	10.2
10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015	8-K	July 27, 2015	4.1
10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015	8-K	July 27, 2015	10.1
10.30	Engagement Letter dated September 17, 2015, between Capnia, Inc. and Maxim Group, LLC	8-K	October 15, 2015	1.1
10.31	Securities Purchase Agreement dated October 12, 2015	8-K	October 15, 2015	10.1
10.32	Form of Registration Rights Agreement	8-K	October 15, 2015	10.2
10.33	Form of Lock-Up Agreement	8-K	October 15, 2015	10.3
10.34	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015	S-1/A	December 22, 2015	10.34

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.35	Transfer and Distribution Agreement: United States: by and between Capnia, Inc. and Bemes, Inc. signed January 26, 2016	8-K	January 28, 2016	10.35
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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