Form 10-Q/A
period 2015-03-31
Capnia, Inc.
filed 2016-08-09
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Capnia, Inc. (the “Company”) for the quarter ended March 31, 2015, originally filed with the Securities and Exchange Commission on May 4, 2015 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.

Except as described as above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPNIA, INC.

August 9, 2016	By:	/s/ Anish Bhatnagar, M.D.
Anish Bhatnagar, M.D.,
President and Chief Executive Officer

August 9, 2016	By:	/s/ David O’Toole
David O’Toole,
Senior Vice President, Chief Financial Officer

4