Form 10-Q/A
period 2015-06-30
Capnia, Inc.
filed 2016-08-09
CIK 1484565

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Capnia, Inc. (the “Company”) for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission on August 10, 2015 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.

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