Form 10-K/A
period 2015-12-31
Capnia, Inc.
filed 2016-08-09
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Capnia, Inc. (the “Company”) for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission on March 25, 2016 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits to this Amendment:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPNIA, INC.

August 9, 2016	By:	/s/ Anish Bhatnagar, M.D.
Anish Bhatnagar, M.D.,
President and Chief Executive Officer

August 9, 2016	By:	/s/ David O’Toole
David O’Toole,
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X