Form 10-Q/A
period 2016-03-31
Capnia, Inc.
filed 2016-08-09
CIK 1484565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________
FORM 10-Q/A
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

EXPLANATORY NOTE

The purpose of this amended Form 10-Q/A to Capnia, Inc's Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 12, 2016 is to correct the disclosure under Management's Report on Internal Control Over Financial Reporting (Item 4, Page 20) indicating that we have performed an assessment of our internal control over financial reporting in the interim period. In addition, we have included corrected officer certifications to include the language referring to internal control over financial reporting that should appear as per Exchange Act Rule 13a-14(a) and Item 601(b)(31) of Regulation S-K. Lastly, we included a corrected Section 906 certification to reflect the fiscal quarter ended date of March 31, 2016.

No other changes have been made to the Form 10-Q. This amended Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date:	August 9, 2016	CAPNIA, INC.

		By:	/s/ David D. O’Toole
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