Form 10-Q
period 2016-06-30
Capnia, Inc.
filed 2016-08-12
CIK 1484565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
As of August 1, 2016 there were 15,761,530 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

CAPNIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Capnia, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands except share and per share data)

	June 30, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$2,502	$5,495
Accounts receivable	288	156
Restricted cash	35	35
Inventory	774	551
Prepaid expenses and other current assets	157	167
Total current assets	3,756	6,404
Long-term assets
Property and equipment, net	118	86
Goodwill	718	718
Other intangible assets, net	867	917
Other assets	76	76
Total assets	$5,535	$8,201
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$957	$695
Accrued compensation and other current liabilities	944	1,634
Series B warrant liability	—	865
Total current liabilities	1,901	3,194
Long-term liabilities
Series A warrant liability	631	1,213
Series C warrant liability	193	462
Other long-term liabilities	200	109
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity
Series A convertible preferred stock, $0.001 par value, 40,000 shares authorized, 7,780 and 4,555 issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,761,530 and 14,017,909 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	15	14
Additional paid-in-capital	95,543	89,456
Accumulated deficit	(92,948)	(86,247)
Total stockholders’ equity	2,610	3,223
Total liabilities and stockholders’ equity	$5,535	$8,201
See accompanying notes to condensed consolidated financial statements

Capnia, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands except share and per share data)

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenue	$391	$97	$838	$119
Cost of product revenue	428	22	889	40
Gross profit (loss)	(37)	75	(51)	79
Expenses
Research and development	1,327	1,181	3,098	2,059
Sales and marketing	577	506	1,115	772
General and administrative	1,509	1,432	3,449	2,718
Total expenses	3,413	3,119	7,662	5,549
Operating loss	(3,450)	(3,044)	(7,713)	(5,470)
Interest and other income (expense)
Interest expense, net	—	—	—	(1)
Change in fair value of warrants liabilities (expense)	(47)	4,925	1,123	(1,249)
Cease-use expense	—	—	(94)	—
Other expense	(16)	—	(18)	—
Inducement charge for Series C warrants	—	—	—	(3,050)
Interest and other income (expense), net	(63)	4,925	1,011	(4,300)
Net income (loss)	$(3,513)	$1,881	$(6,702)	$(9,770)
Net income (loss) per common share:
Basic	$(0.23)	$0.25	$(0.44)	$(1.35)
Diluted	$(0.23)	$0.25	$(0.44)	$(1.35)
Weighted-average common shares outstanding used to calculate net income (loss) per common share:
Basic	15,528,922	7,517,794	15,162,520	7,243,164
Diluted	15,528,922	7,630,644	15,162,520	7,243,164
See accompanying notes to condensed consolidated financial statements

Capnia, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,702)	$(9,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	31
Loss on disposition of property and equipment	1	—
Stock-based compensation expense	354	602
Change in fair value of common stock warrants	(1,123)	1,249
Inducement charge for Series C warrants	—	3,050
Change in fair value of contingent consideration	27	—
Change in operating assets and liabilities:
Accounts receivable	(132)	(12)
Inventory	(223)	(169)
Prepaid expenses and other assets	10	(59)
Accounts payable	334	401
Accrued compensation and other current liabilities	(689)	617
Other long-term liabilities	64	—
Net cash used in operating activities	(8,024)	(4,060)
Cash flows from investing activities:
Increase in restricted cash	—	(15)
Purchase of property and equipment	(39)	(16)
Net cash used in investing activities	(39)	(31)
Cash flows from financing activities:
Proceeds from sale of Series A preferred convertible stock	5,071	—
Series A preferred convertible stock transaction costs paid	(71)	—
Proceeds from exercise of common stock options	70	294
Proceeds from exercise of Series A warrants	—	156
Proceeds from exercise of Series B warrants (Private Transaction)	—	3,832
Proceeds from exercise of Series B warrants (Tender offer)	—	189
Series B warrant transaction costs paid	—	(175)
Initial public offering costs paid	—	(530)
Repayment of credit line	—	(102)
Net cash provided by financing activities	5,070	3,664
Net decrease in cash and cash equivalents	(2,993)	(427)
Cash and cash equivalents, beginning of period	5,495	7,957
Cash and cash equivalents, end of period	$2,502	$7,530
Supplemental disclosures of noncash investing and financing information
Conversion of Series A preferred to common stock	2,220	—
Patent costs included in Accrued liabilities	—	450
Stock issuable in consideration for Patent purchase	—	112
De-recognition of Series B warrant liability (cash exercise)	—	6,748
De-recognition of Series B warrant liability (cashless exercise)	593	1,724
De-recognition of Series A warrant liability (cash exercise)	—	42
Reduction in initial public offering costs payable	—	45
Cashless exercise of 2010/2012 warrants	—	13
Series B Warrant transaction costs included in accounts payable	—	131
De-recognition of Series B warrants contributed back to the Company	—	3
See accompanying notes to condensed consolidated financial statements.

Capnia, Inc.
June 30, 2016
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
On September 8, 2015, the Company established NeoForce, Inc. ("NFI"), a wholly owned subsidiary of the Company and through NFI, acquired substantially all of the assets of an unrelated privately held company NeoForce Group, Inc.("NeoForce"). NFI develops innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets.
On April 27, 2015, the Company established Capnia UK Limited, a wholly owned foreign subsidiary in the United Kingdom. Capnia UK Limited began sales and marketing operations in the first quarter of 2016.

The Company's most recent product to launch commercially is Serenz® Allergy Relief, or Serenz, which has a CE Mark certification for sale in the European Union, or E.U. Serenz is a proprietary handheld device that delivers non-inhaled CO2 topically to the nasal mucosa. Serenz is used only when needed, and does not need to be used on a scheduled basis. Pilot commercial sales of Serenz began in the U.K. and Ireland in the second quarter of 2016.

The Company is also selling the CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, excessive hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense is 510(k) cleared for sale in the U.S. and has CE Mark certification for sale in the E.U. In addition, through the Company's wholly owned subsidiary NFI, the Company also develops and globally markets assets relating to innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. NFI’s primary product is the NeoPip T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other NFI products include temperature probes, scales, surgical tables and patient surfaces.

Note 2. Liquidity, Financial Condition and Management’s Plans
The Company had a net loss of $6.7 million for the six months ended June 30, 2016 and has an accumulated deficit of approximately $92.9 million at June 30, 2016 from having incurred losses since its inception. The Company has approximately $1.9 million of working capital at June 30, 2016 and used $8.0 million of cash in its operating activities during the six months ended June 30, 2016. The Company has financed its operations principally through issuances of debt and equity securities.

On July 24, 2015, the Company entered into a Common Stock Purchase Agreement (the "Aspire Purchase Agreement") with Aspire Capital, LLC ("Aspire") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s Common Stock over the 24-month term of the Aspire Purchase Agreement. From July 24, 2015 through June 30, 2016, the Company had issued an aggregate of 506,585 shares of Common Stock to Aspire in exchange for approximately $1.4 million. Under the Purchase Agreement entered into on June 29, 2016, as described below, the Company is unable to access funds from Aspire Capital pursuant to the Aspire Purchase Agreement, until 120 days after the date the SEC declares the registration statement effective, covering the securities being issued under the 2016 Sabby Purchase Agreement.

On October 12, 2015, the Company entered into a Securities Purchase Agreement (the “ 2015 Sabby Purchase Agreement”) with funds managed by Sabby Management, LLC ("Sabby"), to purchase up to $10 million worth of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The sale of the Series A Preferred Stock closed in two separate closings. On October 15, 2015, the date of the first closing, the Company received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing, the Company received proceeds of approximately $5.0 million, net of $0.5 million in estimated expenses.

On June 29, 2016, the Company entered into a second Securities Purchase Agreement (the "2016 Sabby Purchase Agreement") with Sabby, pursuant to which the Company agreed to sell to Sabby, in a private placement, an aggregate of up to 13,780 shares of Series B Convertible Preferred Stock at an aggregate purchase price of $13,780,000, which shares are convertible into 13,780,000 shares of Common Stock, based on a fixed conversion price of $1.00 per share on an as-converted basis. The sale of the Series B Preferred Stock will occur in two separate closings (see Note 9). In connection with the transactions contemplated by the 2016 Sabby Purchase Agreement, the Company is also obligated to repurchase from Sabby an aggregate of 7,780 shares of Series A Convertible Preferred Stock held by Sabby for an aggregate amount of $7,780,000, which shares were originally purchased by Sabby under the 2015 Sabby Purchase Agreement and which shares represent 4,205,405 shares of Common Stock on an as-converted basis. After repurchase of the Series A Convertible Preferred Stock and estimated transaction expenses, the Company will receive approximately $5.6 million of net proceeds.

The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products. Management believes that the Company's commercial products, including CoSense, the other neonatology products and Serenz, and the distribution strategies implemented will begin to generate meaningful revenue and corresponding cash in the near term. In addition, the Company has been successful over the last 12 months in raising additional capital, including closing pursuant to the Aspire Purchase Agreement, the completed closings pursuant to the 2015 Sabby Purchase Agreement and entering into the 2016 Sabby Purchase Agreement on June 29, 2016. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time, with the exception of the 2016 Sabby Purchase Agreement, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its development of new products and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company's efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company.
Note 3. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the six months ended June 30, 2016 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Below are those policies with current period updates:
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of June 30, 2016 and results of its operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of: deferred income tax assets, liability and equity instruments, stock-based compensation, acquired intangibles, contingent earn-out consideration, and allowances for accounts receivable and inventory.

Inventory

As of December 31, 2015 and June 30, 2016, the Company’s inventory was comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$370	$106
Work-in-process	257	399
Finished goods	147	46
Total inventory	$774	$551

Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method. The Company recorded a lower of cost or market write down to inventory of $70 thousand during the six months ended June 30, 2016.

Intangible Assets
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 5 to 12 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

Goodwill
The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There was no impairment of goodwill for the six months ended June 30, 2016. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2016 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that are of significance or potential significance to the Company.

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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$2,116	$2,116	$—	$—

Liabilities
Series A warrant liability	$631	$631	$—	$—
Series C warrant liability	193	—	—	193
Total liabilities	$824	$631	$—	$193

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$3,804	$3,804	$—	$—

Liabilities
Series A warrant liability	$1,213	$1,213	$—	$—
Series B warrant liability	865	—	—	865
Series C warrant liability	462	—	—	462
Total common stock warrant liability	$2,540	$1,213	$—	$1,327
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

The agreement to pay the annual royalty in the NeoForce acquisition resulted in the recognition of a contingent consideration, which was recognized on the acquisition date. Subsequent changes to estimates of the amount of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153 thousand at the date of acquisition and $180 thousand as of June 30, 2016. The fair value of the royalty obligation was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company's cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.
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
The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 warrants, which are treated as liabilities, as follows (dollars in thousands):

	Series A Warrant		Series B Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2015	2,425,605	$1,213	116,580	$865	590,415	$462
Change in value of Series A Warrants	—	(582)	—	—	—	—
De-recognition of Series B Warrant liability upon cashless exercise of warrants (485,202 shares issued)	—	—	(102,300)	(593)	—	—
De-recognition of Series B Warrant liability upon expiration	—	—	(14,280)	—	—	—
Change in value of Series B Warrants	—	—	—	(272)	—	—
Change in value of Series C Warrants	—	—	—	—	—	(269)
Balance at June 30, 2016	2,425,605	$631	—	$—	590,415	$193
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

Series A Warrants
The Company has issued 2,449,605 Series A Warrants to purchase shares of its Common Stock at an exercise price of $6.50 per share in connection with the unit offering offered in the Company's initial public offering ("IPO") in November 2014. The Series A Warrants are exercisable at any time prior to the expiration of the five-year term on November 12, 2019.
Upon the completion of the IPO, the Series A Warrants started trading on the NASDAQ under the symbol CAPNW. As the Series A Warrants are publicly traded, the Company uses the closing price on the measurement date to determine the fair value of these the Series A Warrants.
Since their issuance, a total of 24,000 Series A Warrants have been exercised. As of June 30, 2016, the fair value of the 2,425,605 outstanding Series A Warrants was approximately $631 thousand, and the decrease of $582 thousand in fair value during the six months ended June 30, 2016 was recorded as other income in the statement of operations.

Series B Warrants
The Company issued 2,449,605 Series B Warrants to purchase shares of its Common Stock at an exercise price of $6.50 per share in connection with the IPO.
Between January 1, 2016 and the expiration date of the Series B Warrants of February 12, 2016, certain holders of Series B warrants cashless exercised a total of 102,300 Series B Warrants resulting in the issuance of 485,202 shares of Common Stock and the derecognition of approximately $593 thousand, in Series B Warrant liability. The remaining Series B Warrant liability was reduced to zero upon expiration resulting in the recording of $272 thousand in other income in the statement of operations. The remaining Series B Warrants expired unexercised on February 12, 2016.

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
In April 2015, the Company issued a tender offer to the remaining holders of Series B Warrants to induce the holders to cash exercise the outstanding Series B Warrants in exchange for new Series C Warrants with an exercise price of $6.25 per share that expire on March 5, 2020. The tender offer was extended to Series B Warrant holders under a registration statement filed with the SEC on Form S-4, which was declared effective on June 25, 2015 and expired on July 24, 2015. During July 2015, certain Series B Warrant holder(s) tendered their Series B Warrants under the tender offer, which resulted in the issuance of 905 shares of the Company's Common Stock, the issuance of 905 Series C Warrants and proceeds to the Company of $5,882.

The Series C Warrants are exercisable into 590,415 shares of the Company’s Common Stock. As of June 30, 2016, the fair value of the Series C Warrants was determined to be $193 thousand. The decline in the fair value of the Series C Warrants of $269 thousand in the six months ended June 30, 2016 was recorded as other income in the consolidated statement of operations.
The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	June 30, 2016	December 31, 2015
Volatility	90%	90%
Expected Term (years)	3.67	4.17
Expected dividend yield	—%	—%
Risk-free rate	0.81%	1.76%
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

Rent expense was $325 thousand and $114 thousand during the six months ended June 30, 2016 and 2015, respectively.

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
In connection with the acquisition of the assets of NeoForce, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months. The agreement to pay the annual royalty resulted in the recognition of a contingent consideration, which was recognized at the closing of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153 thousand at the date of acquisition and $180 thousand at June 30, 2016. The royalty obligation is classified as part of other long-term liabilities.
Note 7. Stockholders’ Equity
Convertible Preferred Stock
The Company is authorized to issue 40,000 shares of Series A Convertible Preferred Stock. The Company has issued a total of 10,000 Series A Convertible Preferred Stock under the 2015 Sabby Purchase Agreement, with a par value of $0.001 and a stated value of $1,000 per share. The Series A Convertible Preferred Stock do not have an expiration date and are not redeemable at the option of the holders. During the three months ended March 31, 2016 and June 30, 2016, the holders of the Series A Convertible Preferred Stock converted 1,665 and 555, respectively, shares of Series A Convertible Preferred Stock resulting in the issuance of 900,000 and 300,000 shares of Common Stock, respectively.
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
The Company recognized stock-based compensation expense related to options granted to employees for the six months ended June 30, 2016 and 2015 of $354 thousand and $602 thousand, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements as of June 30, 2016 and June 30, 2015.
Stock compensation expense (in thousands) was allocated between departments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research & Development	$41	$23	$74	$72
Sales & Marketing	43	14	11	34
General & Administrative	134	164	269	496
Total	$218	$201	$354	$602

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
As of June 30, 2016 there were no purchases by employees under this plan.

Series D Warrants
As part of the 2015 Sabby Purchase Agreement, the Company previously issued 2,810,811 Series D Warrants, with an exercise price of $2.46, which exercise price was subsequently amended to $1.75 per share and a term of five years expiring on October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of this securities agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.

Accounting Treatment
The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants
As of June 30, 2016, the Company had 480,147 Common Stock warrants outstanding originally issued in conjunction with the 2010/2012 convertible notes, with an exercise price of $4.87 and a term of 10 years expiring in November 2024. The Company also has outstanding 9,259 Common Stock warrants issued in 2009, with an exercise price of $21.60 and a term of 10 years, expiring in January 2019 and 82,500 Common Stock warrants issued to the underwriter in our IPO, with an exercise price of $7.14 and a term of 10 years, expiring in November 2024.
Note 8. Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.
The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Convertible preferred stock	4,205,405	—	4,505,405	—
Warrants issued to 2010/2012 convertible note holders to purchase common stock	480,147	—	480,147	480,147
Options to purchase common stock	3,036,979	1,533,618	3,036,979	1,727,471
Warrants issued in 2009 to purchase common stock	9,259	9,259	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	82,500	82,500	82,500
Series A Warrants to purchase common stock	2,425,605	2,425,605	2,425,605	2,425,605
Series B Warrants to purchase common stock	—	1,614,200	—	1,614,200
Series C Warrants to purchase common stock	590,415	589,510	590,415	589,510
Series D Warrants to purchase common stock	2,810,812	—	2,810,812	—

Using the treasury stock method the following options and warrants were included in the calculation of fully diluted shares outstanding for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Warrants issued to 2010/2012 convertible note holders to purchase common stock	—	480,147
Options to purchase common stock	—	193,853

Note 9. Subsequent Events

On July 5, 2016, the Company consummated the first closing under the 2016 Sabby Purchase Agreement, pursuant to which the Company sold to Sabby, and Sabby purchased an aggregate of $3,151,000 worth of shares of Series B Convertible
Preferred Stock, which shares of Series B Convertible Preferred Stock are convertible into approximately 3,151,000 shares of Common Stock, based on a fixed conversion price of $1.00 per share on an as-converted basis. The Company also repuchased 1,779 shares of Series A Convertible Preferred Stock from Sabby, representing 961,628 shares of Common Stock on an as-converted basis, for an aggregate price of $1,779,012. The Company also amended the Series D Common Stock Purchase Warrants to reduce the per share exercise price from $2.46 per share to $1.75 per share, and issued Maxim, the Company's placement agent, Placement Agent Warrants for the purchase up to 27,440 shares of Common Stock.

Subject to the conditions described below being met, the Company will complete a second closing under the 2016 Sabby Purchase Agreement in which it will sell and Sabby will purchase an aggregate of $10,629,000 worth of additional Series B Convertible Preferred Stock, which shares will be convertible into 10,629,000 shares of Common Stock, based on fixed conversion price of $1.00 per share on an as-converted basis. The Company will also be required repurchase 6,001 shares of Series A Convertible Preferred Stock from Sabby, presenting 3,243,777 shares of Common Stock on an as-converted basis, for an aggregate price of $6,000,988. The Company will also issue to Maxim the Placement Agent Warrants for the purchase of up to 92,560 shares of Common Stock. The completion of the second closing depends on the satisfaction of a number of conditions set forth in the 2016 Sabby Purchase Agreement, including receipt of a shareholder approval to issue more than 19.99% of our Common Stock , which was obtained on July 29, 2016, and filing a registration statement with the SEC to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock, which was filed on July 12, 2016 and having the registration statement declared effective by the SEC.

On July 29, 2016 the Company received stockholder approval to issue an aggregate of 16,602,704 shares of Common Stock, which represented in excess of 19.99% of the Common Stock outstanding prior to such issuance.

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
Overview

We are a diversified healthcare company that develops and commercializes innovative diagnostics, devices and therapeutics addressing unmet medical needs. We have a number of commercial products based on our proprietary technologies, including those which utilize precision metering of gas flow. Our most recent product to launch commercially utilizing our precision metering of gas flow technology is Serenz® Allergy Relief, or Serenz, which has a CE Mark certification for sale in the E.U. Serenz is a proprietary handheld device that delivers non-inhaled CO2 topically to the nasal mucosa. Serenz is used only when needed, and does not need to be used on a scheduled basis. Pilot commercial sales of Serenz began in the U.K. and Ireland in the second quarter of 2016.

We are also selling the CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, excessive hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense is 510(k) cleared for sale in the U.S. and received CE Mark certification for sale in the E.U. In addition, through our wholly owned subsidiary NFI, we also develop and globally market assets relating to innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. NFI’s primary product is the NeoPip T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other NFI products include temperature probes, scales, surgical tables and patient surfaces.

Our therapeutic technology consists of the use of nasal, non-inhaled CO2 for the treatment of the symptoms of allergic rhinitis, or AR, as well as for the treatment of pain associated with migraine, cluster headache and trigeminal neuralgia, or TN. Serenz is a treatment for symptoms related to AR, which, when triggered by seasonal allergens, is commonly known as hay fever or seasonal allergies. We are also pursuing new initiatives for the development of our precision metering of gas flow technology for the treatment of trigeminally-mediated pain disorders such as cluster headache and TN. On December 18, 2015, the U.S. Food and Drug Administration, or FDA, granted us orphan drug designation for our nasal, non-inhaled CO2 technology for the treatment of TN in the U.S. We filed an investigational new drug application, or IND, with the FDA and started enrolling TN patients in a pilot clinical trial in 2016.

We continue to focus our research and development efforts on diagnostic products based on our Sensalyze™ Technology Platform, a portfolio of patented and proprietary methods and systems, which enables CoSense to measure ETCO and that can be applied to detect a variety of analytes in exhaled breath, as well as other products for the neonatology market. Our current development pipeline includes proposed diagnostic devices for asthma in children, assessment of blood CO2 concentration in neonates and malabsorption. We may also license elements of our Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities.

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
In March 2015, holders of 589,510 Series B Warrants exercised their Series B Warrants for cash, and we received approximately $3.8 million in gross proceeds. In conjunction with these exercises, we issued the same number of Series C

Warrants to purchase Common Stock at an exercise price of $6.25 per share which are exercisable through March 4, 2020. In April 2015, we filed a registration statement to offer and exchange to the remaining Series B Warrant holders to cash exercise their existing Series B Warrants and receive a Series C Warrant. We also received approximately $0.2 million from holders of Series B Warrants who exercised their Series B Warrants for cash during the six months ended March 31, 2015.
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
On October 12, 2015, we entered into the 2015 Sabby Purchase Agreement with funds managed by Sabby to purchase up to $10 million of Series A Preferred Stock together with related Series D Warrants to purchase shares of our Common Stock. The sale of the Series A Preferred Stock occurred in two separate closings. On October 15, 2015, the date of the first closing, we received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing, we received proceeds of approximately $5 million, net of $0.5 million in estimated expenses.

On June 29, 2016, we entered into the 2016 Sabby Purchase Agreement with Sabby, pursuant to which we agreed to sell to Sabby, in a private placement, an aggregate of up to 13,780 shares of our Series B Convertible Preferred Stock at an aggregate purchase price of $13,780,000, which shares are convertible into 13,780,000 shares of our Common Stock, based on a fixed conversion price of $1.00 per share on an as-converted basis. The sale of the Series B Preferred Stock will occur in two separate closings (see Note 9). In connection with the transactions contemplated by the 2016 Sabby Purchase Agreement, we are also required to repurchase an aggregate of 7,780 shares of Series A Convertible Preferred Stock held by Sabby for an aggregate amount of $7,780,000, which shares were originally purchased by Sabby under the 2015 Sabby Purchase Agreement and which shares represent 4,205,405 shares of Common Stock on an as-converted basis.
During the year ended December 31, 2015 and the six months ended June 30, 2016, we received $0.3 million and $0.1 million, respectively, from the exercise of stock options.
Management believes that the Company has sufficient capital resources to sustain operations through at least the next twelve months.
As of June 30, 2016, we had an accumulated deficit of $92.9 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz, $1.2 million in revenue from our neonatology products and $0.2 million in government grants. We may never be successful in commercializing our neonatology products, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Operations
Comparison of the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,		Increase (decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Revenue	$838	$119	$719	604%
Cost of goods sold	889	40	849	2,123%
Gross profit (loss)	(51)	79	(130)	(165)%
Operating expenses:
Research and development	3,098	2,059	1,039	50%
Sales and marketing	1,115	772	343	44%
General and administrative	3,449	2,718	731	27%
Total	7,662	5,549	2,113	38%
Loss from operations	(7,713)	(5,470)	(2,243)	41%
Change in fair value of warrants	1,123	(1,249)	2,372	(190)%
Inducement charge for Series C Warrants	—	(3,050)	3,050	(100)%
Cease-use expense	(94)	—	(94)	N/A
Other income (expense), net	(18)	(1)	(17)	1,700%
Interest and other income (expense), net	1,011	(4,300)	5,311	(124)%
Net loss	$(6,702)	$(9,770)	$3,068	(31)%

Revenue
Revenue in the six months ended June 30, 2016 increased $719 thousand as compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, we recognized $248 thousand of product revenue from sales of CoSense and Precision Sampling Sets and $562 thousand from NFI products. Grant revenue was $65 thousand for the six months ended June 30, 2015 and $0 in the six months ended June 30, 2016.

Research and development expense
Research and development expense in the six months ended June 30, 2016 increased $1,039 thousand as compared to the six months ended June 30, 2015. The increase was primarily due to increased headcount, development materials for the improvements of our CoSense product, costs associated with the launch of Serenz in the E.U. and an increase in costs for the TN and cluster headache clinical trials.

Sales and marketing expense
Sales and marketing expense in the six months ended June 30, 2016 increased $343 thousand over the six months ended June 30, 2015 primarily due to the addition of sales personnel and commercial activities associated with the continued commercialization of CoSense and the launch of Serenz in the E.U.

General and administrative expense
General and administrative expense in the six months ended June 30, 2016 increased $731 thousand as compared to the six months ended June 30, 2015. The increase was primarily due to an increase in IP legal fees, increased headcount associated with the NFI operations, and rent expense for additional headquarter office space.

Other expense
Other expense in the six months ended June 30, 2016 decreased $5.3 million as compared to the six months ended June 30, 2015. Of the $4.3 million expense in 2015, $3.1 million was due to the issuance of the Series C Warrants, a one-time charge which was treated as an inducement. The change in the fair value of the warrants decreased from an other expense of $1.2 million in the six months ended June 30, 2015 to $1.1 million in other income in the six months ended June 30, 2016.

Comparison of the three months June 30, 2016 and 2015

	Three Months Ended June 30, 2016		Increase (decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Revenue	391	$97	$294	303%
Cost of goods sold	428	22	406	1,845%
Gross profit (loss)	(37)	75	(112)	(149)%
Operating expenses:
Research and development	1,327	1,181	146	12%
Sales and marketing	577	506	71	14%
General and administrative	1,509	1,432	77	5%
Total	3,413	3,119	294	9%
Loss from operations	(3,450)	(3,044)	(406)	13%
Change in fair value of warrants	(47)	4,925	(4,972)	(101)%
Other income (expense), net	(16)	—	(16)	N/A
Interest and other income (expense), net	(63)	4,925	(4,988)	(101)%
Net loss	$(3,513)	$1,881	$(5,394)	(287)%

Revenue
Revenue in the three months ended June 30, 2016 increased 303% as compared to the three months ended June 30, 2015. During the three months ended June 30, 2016, we recognized $123 thousand of product revenue from sales of CoSense and Precision Sampling Sets and $240 thousand from NFI products. Grant revenue was $65 thousand for the three months ended June 30, 2015 and $0 in the three months ended June 30, 2016.

Research and development expense
Research and development expense in the three months ended June 30, 2016 increased 12% as compared to the three months ended June 30, 2015. The increase was primarily due to increased headcount, development materials for the improvements of our CoSense product, costs associated with the launch of Serenz in the E.U and an increase in costs for the TN and cluster headache clinical trials.

Sales and marketing expense
Sales and marketing expense in the three months ended June 30, 2016 increased 14% over the three months ended June 30, 2015 primarily due to the addition of sales personnel and commercial activities associated with the continued commercialization of CoSense and the launch of Serenz in the E.U.

General and administrative expense
General and administrative expense in the three months ended June 30, 2016 increased 5% as compared to the three months ended June 30, 2015.

Other expense
Other expense in the three months ended June 30, 2016 decreased $5.0 million as compared to the three months ended June 30, 2015. The change in the fair value of the warrants decreased from an other income of $4.9 million in the three months ended June 30, 2015 to a $(47) thousand expense in the three months ended June 30, 2016.

Liquidity and Capital Resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(8,024)	$(4,060)
Net cash used in investing activities	(39)	(31)
Net cash provided by financing activities	5,070	3,664
Net decrease in cash and cash equivalents	$(2,993)	$(427)

Cash used in operating activities
During the six months ended June 30, 2016, net cash used in operating activities was $8.0 million, which was primarily due to the use of funds for operations, including costs incurred to launch Serenz in the E.U., as well as adjustments for non-cash items including the $1.2 million change in fair value of warrants and $0.4 million of stock based compensation expense, offset by increases in accounts payable and accrued liabilities of $0.4 million and an increase in inventory of $0.1 million.
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

Cash used in investing activities
During the six months ended June 30, 2016, we used $39 thousand in investing activities. Cash used in investing activities in the six months ended June 30, 2016 consisted primarily of investment in equipment.
During the six months ended June 30, 2015, we used $31 thousand in investing activities. Cash used in investing activities in the six months ended June 30, 2015 consisted primarily of investment in equipment and change in restricted cash.

Cash provided by financing activities
During the six months ended June 30, 2016 cash provided by financing activities was $5.1 million as a result of the second close under the 2015 Sabby Purchase Agreement.
During the six months ended June 30, 2015 cash provided by financing activities was $3.4 million, consisting primarily of $4.0 million in proceeds from issuance of Common Stock as a result of the exercise of Series A Warrants and Series B Warrants, offset by payment of IPO costs of $0.5 million and the repayment of the outstanding balance on our line of credit of $0.1 million.
As of June 30, 2016, we had cash and cash equivalents of approximately $2.5 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the six-month period ended June 30, 2016. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks related to our financial condition and capital requirements

We have a limited commercialization history and have incurred significant losses since our inception, and we anticipate that we will continue to incur substantial losses for the foreseeable future. We have generated limited commercial sales to date, which, together with our limited operating history, makes it difficult to evaluate our business and assess our future viability.

We are a developer of therapeutics and diagnostics with a limited commercialization history. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of June 30, 2016, we had an accumulated deficit of $92.9 million.

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

To date, we have not generated significant revenues from our products or Serenz, and have not generated sufficient revenues from licensing activities to achieve profitability. Our ability to generate significant revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including our neonatology products, Serenz, or any planned products that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from planned products also depends on a number of additional factors, including our ability to:

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
• find suitable global and U.S. distribution partners for our neonatology products and distribution partners for Serenz in the E.U to help us market, sell and distribute our approved products in other markets;
• demonstrate the safety and effectiveness of Serenz to the satisfaction of FDA and obtain regulatory approval for Serenz;
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

In addition, because of the numerous risks and uncertainties associated with product development and commercialization, including that Serenz in the U.S. or any or our planned products may not advance through development, achieve the endpoints of applicable clinical trials or obtain approval, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or clinical trials in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for Serenz in the U.S. or any planned products worldwide, we anticipate incurring significant costs associated with commercializing these products.

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

• the cost and risk of initiating sales and marketing activities;
• the timing and cost of, and level of investment in, research and development activities relating to our planned products, which will change from time to time;
• our ability to enroll patients in clinical trials and the timing of enrollment;
• the cost of manufacturing our Serenz and our neonatology products may vary depending on FDA and other regulatory requirements, the quantity of production and the terms of our agreements with manufacturers;
• expenditures that we will or may incur to acquire or develop additional planned products and technologies;
• the design, timing and outcomes of clinical studies for Serenz in the U.S. and any planned products or competing planned products;
• changes in the competitive landscape of our industry, including consolidation among our competitors or potential partners;
• any delays in regulatory review or approval in the U.S., or, if applicable, globally, of Serenz or any of our planned products;
• the level of demand for our neonatology products, and for Serenz and any planned products, should they receive approval, in the U.S., or, if applicable, globally,which may fluctuate significantly and be difficult to predict;
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

The commercialization of our products, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of June 30, 2016, we had approximately $2.5 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

• the cost of activities and added personnel associated with the commercialization of our products, including marketing, manufacturing, and distribution;
• the cost to manufacture our products on a larger scale;
• the degree and rate of market acceptance of our products, and the revenue that we are able to collect as a result;

• our ability to set a commercially attractive price for our products, and our customers’ perception of the value relative to the prices we set;
• our ability to clarify the regulatory path in the U.S. for Serenz, and the potential requirement for additional pivotal clinical studies;
• the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities for Serenz and other planned products;
• our ability to obtain additional partners for Serenz in the E.U. on attractive economic terms, or engage in commercial sales of Serenz on our own or through distributors, or maintain existing distributors;
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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to Serenz, CoSense, or potential planned products, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.

The extent to which we utilize the Aspire Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, the volume of trading in our Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our Common Stock under the Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $2.63 per share. Even if we are able to access the full $10.0 million under the Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans. In addition, as a result of the 2016 Sabby Purchase Agreement, from June 29, 2016 until 120 days after the date that is the later of the date that (i) all securities sold to Sabby may be freely sold without restriction (either as a result of an effective registration statement covering such shares or pursuant to Rule 144) or (ii) the date that stockholder consent is obtained for the transactions contemplated by the 2016 Sabby Purchase Agreement, we are not able to access any additional funds under the Aspire Purchase Agreement.

We issued $3,151,000 worth of shares of Series B Convertible Preferred Stock, which are convertible into 3,151,000 shares of our Common Stock, pursuant to the 2016 Sabby Purchase Agreement. There is a second closing under the 2016 Sabby Purchase Agreement for the sale of an additional $10,629,000 worth of Series B Convertible Preferred Stock that is dependent on the satisfaction of a number of conditions set forth in the 2016 Sabby Purchase Agreement, including receipt of a stockholder approval to issue more than 19.99% of our Common Stock, which we obtained on July 29, 2016 and the filing a registration statement with the SEC to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock, which we filed on July 12, 2016 and having the registration declared effective by the SEC.

In addition, at the first closing held on July 5, 2016 under the 2016 Sabby Purchase Agreement, we repurchased $1,779,012 worth of Series A Convertible Preferred Stock held by Sabby. As a condition to the sale of $10,629,000 worth of Series B Convertible Preferred Stock to Sabby at the second closing under the 2016 Sabby Purchase Agreement, we are required to repurchase an additional $6,000,988 worth of Series A Convertible Preferred Stock held by Sabby.

Risks related to the development and commercialization of our products

Our success depends heavily on the successful commercialization of our CoSense device to aid in diagnosis of neonatal hemolysis and of our Serenz device to relieve the nasal symptoms of allergic rhinitis. If we are unable to sell sufficient numbers of our products, our revenues may be insufficient to achieve profitability.

With the exception of revenue generated from the sale of products acquired from NFI, we will derive substantially all of our revenues from sales of CoSense devices and consumables globally and our Serenz devices in the E.U. for the foreseeable future. If we cannot generate sufficient revenues from sales, we may be unable to finance our continuing operations.

We may not be successful in commercializing our approved products.

Our efforts to launch CoSense into the neonatology marketplace and Serenz in the E.U. are subject to a variety of risks, any of which may prevent or limit sales of CoSense and Serenz. Furthermore, commercialization of products into the medical marketplace is subject to a variety of regulations regarding the manner in which potential customers may be engaged, the manner in which products may be lawfully advertised, and the claims that can be made for the benefits of the product, among other things. Our lack of experience with product launches may expose us to a higher than usual level of risk of non-compliance with these regulations, with consequences that may include fines or the removal of our approved products from the marketplace by regulatory authorities.

If we are unable to execute our sales and marketing strategy for our neonatology products and for Serenz, and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

Although we believe that Serenz, our neonatology, and other planned products represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for Serenz in the E.U. and for our neonatology products globally and build these markets through physician education, awareness programs, and other marketing efforts. Gaining acceptance in medical communities depends on a variety of factors, including clinical data published or reported in reputable contexts and word-of-mouth between physicians. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals may limit the adoption of our products. Our ability to successfully market Serenz in the E.U., as well as products globally will depend on numerous factors, including:

• the outcomes of clinical utility studies of such products in collaboration with key thought leaders to demonstrate our products’ value in informing important medical decisions such as treatment selection;
• the success of our distribution partners;
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

We are relying, or will rely, on third parties with whom we are directly engaged with, but who we do not control, to distribute and sell our products. If these distributors are not committed to our products or otherwise run into their own financial or other difficulties, it may result in failure to achieve widespread market acceptance of Serenz, and our neonatology and other products, and would materially harm our business, financial condition and results of operations.

If physicians decide not to order our neonatology products in significant numbers, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our neonatology and other planned products, we will need to educate physicians, neonatologists, pediatricians, and other health care professionals on the clinical utility, benefits and value of the tests we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we will need support of hospital administrators that the clinical and economic utility of CoSense justifies payment for the device and consumables at adequate pricing levels. We need to hire additional commercial, scientific, technical and other personnel to support this process.

In addition, although treatment guidelines recommend ETCO testing, physicians are free to practice in accordance with their own judgment, and may not adopt ETCO testing to the extent recommended by the guidelines, or at all. While the current AAP guidelines recommend ETCO measurement be performed to assess the presence of hemolysis in neonates requiring phototherapy, neonates unresponsive to phototherapy or readmitted for phototherapy, and neonates with bilirubin levels approaching exchange transfusion levels. AAP guidelines are updated approximately every ten years, and since the current guidelines were published in 2004, these guidelines may change in the near term.

If we cannot convince medical practitioners to order and pay for our current test and our planned tests, and if we cannot convince institutions to pay for our current test and our planned tests, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability.

If Serenz or our neonatology or other planned products do not continue to perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that Serenz in the E.U., and our neonatology and other planned products worldwide can provide reliable, high-quality diagnostic results or treatments. With respect to our neonatology and other diagnostic products, we believe that our customers are likely to be particularly sensitive to test defects and errors, and prior products made by other companies for the same diagnostic purpose have failed in the marketplace, in part as a result of poor diagnostic accuracy. As a result, the failure of our neonatology and other planned products to perform as expected would significantly impair our reputation and the clinical usefulness of such tests. Reduced sales might result, and we may also be subject to legal claims arising from any defects or errors.

If we cannot compete successfully with other diagnostic modalities, we may be unable to increase or sustain our revenues or achieve and sustain profitability.

Our principle competition for CoSense comes from mainstream diagnostic methods, used by physicians for many years, which focus on invasive blood tests such as the Coombs test, blood counts and serum bilirubin. In addition, transcutaneous monitors of bilirubin also create a competitive threat. It may be difficult to change the methods or behavior of neonatologists and pediatricians to incorporate CoSense in their practices in conjunction with, or instead of, blood tests.

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

In recent years, we have incurred significant costs in connection with the development of CoSense. For the three and six months ended June 30, 2016, our research and development expenses were $1.3 million and $3.1 million, respectively. We expect our expenses to increase for the foreseeable future, as we conduct studies of CoSense and continue to develop our planned products, including tests for hydrogen nitric oxide and other analytes. We will also incur significant expenses to establish a sales and marketing infrastructure, and to drive adoption of and reimbursement for our products. As a result, we need to generate significant revenues in order to achieve sustained profitability.

Serenz may not be approved for sale in the U.S., or in any territory outside of the E.U.

Neither we nor any future collaboration partner can commercialize Serenz in the U.S. without first obtaining regulatory approval for the product from the FDA. In the E.U., we previously obtained CE Mark certification, clearing the device for commercial sale. We recently reactivated the CE Mark certification for Serenz. We have commenced pilot sales of Serenz to pharmacies in the E.U. in the second quarter of 2016 to gather commercial feedback in preparation of a full launch of Serenz in 2017.

The approval route for Serenz in the U.S. may be through a device approval or a drug-device combination approval. If it is a device approval pathway, it may be either via the premarket approval, or PMA, process, ade novo510(k) pathway, or traditional 510(k). Additional randomized, controlled clinical trials and other development work may be necessary to obtain approval. The approval process may take several years to complete, and approval may never be obtained. Before obtaining regulatory approvals for the commercial sale of Serenz for treatment of AR, we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned product is safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Serenz may not achieve the required primary endpoint in the clinical trial, and Serenz may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls are adequate. Additionally, the FDA may determine that Serenz should be regulated as a combination product or as a drug, and in that case, the approval process would be further lengthened.

Moreover, obtaining regulatory approval for marketing of Serenz in one country does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if we or any future collaboration partners were to successfully obtain a regulatory approval for Serenz, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for Serenz in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient revenue to justify commercial launch. Also, any regulatory approval of Serenz, once obtained, may be withdrawn. Even if we obtain regulatory approval for Serenz in additional countries, the commercial success of the product will depend on a number of factors, including the following:

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

One or more countries in the E.U. may reassess the Class 2a designation and determine that Serenz be regulated in a different manner.

Serenz has CE Mark certification in the E.U. based on it being treated as a Class 2a medical device in constituent E.U. countries. One or more countries in the E.U. may reassess the Class 2a designation and determine that Serenz be regulated differently and if this occurs, controlled clinical trials and other development work may be necessary to maintain regulatory clearances in any such jurisdictions. We may be required to demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that Serenz is safe and effective for use. We may not be able to conduct such a trial or may not successfully enroll or complete any such trial. Serenz may not achieve the required primary endpoint in the clinical trial As a result, the regulatory process in any such jurisdictions may take several years to complete, and requisite clearances may never be obtained.

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

If Serenz, or our future products, fail to demonstrate safety and effectiveness in further clinical studies that may be required, or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the effectiveness and safety of an investigational product. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results to date in the various clinical studies performed with Serenz, we do not know whether pivotal clinical trials, if the FDA requires they be conducted, will demonstrate adequate effectiveness and safety to result in regulatory approval to market Serenz. Even if we, or a future partner, believe that the data is adequate to support an application for regulatory approval to market our planned products, the FDA or other applicable foreign regulatory authorities may not agree and may require additional clinical trials. If these subsequent clinical trials do not produce favorable results, regulatory approval for Serenz may not be achieved.

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

If clinical studies of Serenz or any of our planned products fail to demonstrate safety and effectiveness to the satisfaction of the FDA or similar regulatory authorities outside the U.S. or do not otherwise produce positive results, we may incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of Serenz or our planned products.

Before obtaining regulatory approval for the sale of any planned product we must conduct extensive clinical studies to demonstrate the safety and effectiveness of our planned products in humans. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of our clinical studies could occur at any stage of testing.

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

If we or any future collaboration partners are required to conduct additional clinical trials or other testing of Serenz or any planned products beyond those that we contemplate, if those clinical studies or other testing cannot be successfully completed, if the results of these studies or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Even if subsequent clinical trials demonstrate acceptable safety and effectiveness of Serenz for the relief of nasal symptoms related to AR, the FDA or similar regulatory authorities outside the U.S. may not approve Serenz for marketing or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

If Serenz or any planned products receive regulatory approval from the FDA or other regulatory agencies in jurisdictions in which they are not currently approved, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our planned products, if approved for commercial sale, will depend on a number of factors, including the following:

• the prevalence and severity of any side effects;
• their effectiveness and potential advantages compared to alternative treatments;
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

We are currently building a sales and marketing infrastructure and have no experience in the sale, marketing or distribution of diagnostic or therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing infrastructure or outsource these functions to third parties.

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

The risk of failure of clinical development is high. It is impossible to predict when or if this or any planned products will prove safe enough to receive regulatory approval. Undesirable side effects caused by Serenz or any of our planned products could cause us or regulatory authorities to interrupt, delay or halt clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Additionally, if Serenz or any of our planned products receives additional marketing approvals, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

Alternatives exist for our products and we will likely face competition with respect to any planned products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, medical device companies, and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell AR therapies to our target patient group. These companies may reduce prices for their competing drugs in an effort to gain or retain market share, and undermine the value proposition that Serenz or our neonatology products might otherwise be able to offer to payors. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

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

Even if we are able to maintain our existing partners in commercializizing our neonatology products, Serenz, or any planned products, they may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

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

Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any planned product that we successfully develop.

In the U.S., while we expect payments for CoSense to be part of a Diagnosis-Related Group, or DRG, (also known as a bundled payment) we may have to obtain reimbursement for it from payors directly. There may be significant delays in obtaining reimbursement for CoSense, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

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

We face an inherent risk of product liability exposure related to the sale of Serenz, our neonatology products and any planned products in human clinical studies. The marketing, sale and use of Serenz, our neonatology products and our planned products could lead to the filing of product liability claims against us if someone alleges that our tests failed to perform as designed. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that our neonatology products or our planned products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, David D. O’Toole, our Senior Vice President, Chief Financial Officer, Anthony Wondka, our Senior Vice President of Research and Development, Otho Boone, our Vice President and General Manager of Neonatology, Kristen Yen, our Vice President of Clinical & Regulatory, and Ann Rich, our Vice President of Marketing. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our Chief Executive Officer, Chief Financial Officer, Vice President & General Manager of Neonatology, Vice President of Clinical & Regulatory, Vice President of Marketing and Senior Vice President of Research and Development all have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1,000,000 “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.

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

The specialized nature of our industry results in an inherent scarcity of experienced personnel in the field. Our future success depends upon our ability to attract and retain highly skilled personnel, including scientific, technical, commercial, business, regulatory and administrative personnel, necessary to support our anticipated growth, develop our business and perform certain contractual obligations. Given the scarcity of professionals with the scientific knowledge that we require and the competition for qualified personnel among biotechnology and medical device businesses, we may not succeed in attracting or retaining the personnel we require to continue and grow our operations.

We may encounter manufacturing problems or delays that could result in lost revenue. Additionally, we currently rely on third-party suppliers for critical materials needed to manufacture our Serenz devices, CoSense monitors and consumables, other neonatology products, as well as our planned products. Any problems experienced by these suppliers could result in a delay or interruption of their supply to us, and as a result, we may face delays in the commercialization of our neonatology products or the development and commercialization of planned products.

We perform final assembly of CoSense monitors and consumables at our facility in Redwood City, CA. We believe that we currently have adequate manufacturing capacity. If demand for our current products and our planned products increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. We currently have limited experience in commercial-scale manufacturing of our planned products, and we currently rely upon third-party contract manufacturing organizations to manufacture and supply components for our products. The manufacture of these products in compliance with the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations.
We currently purchase components for our products under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our components, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in manufacturing the instruments or consumables while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new materials or reagents and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to manufacture and deliver products in a timely manner. Some of the components used in our products are currently sole-sourced, and substitutes for these components might not be able to be obtained easily or may require substantial design or manufacturing modifications. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us because the number of third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities is limited. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. The inclusion of substitute components must meet our product specifications and could require us to qualify the new supplier with the appropriate government regulatory authorities. It could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New manufacturers of any planned product would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs that may be passed on to us.

We currently contract manufacture Serenz in China with a sole-source third party out-sourced manufacturing supplier. We do not have any backup manufacturing capability. If our sole-source supplier is harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, flooding and power outages, our supply of Serenz will be interrupted. Also there can be no guarantee that we can maintain a commercial relationship with this supplier on acceptable economic terms.

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

We have distribution partners for CoSense in China, India, Canada, Turkey, Denmark, Qatar and Saudi Arabia. We recently launched pilot sales of Serenz in the U.K. and Ireland. Our business strategy contemplates international expansion, including partnering with medical device distributors, and introducing our neonatology products and other planned products outside the U.S. Doing business internationally involves a number of risks, including:

• multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
• potential failure by us or our distributors to obtain regulatory approvals for the sale or use of our current products and our planned future products in various countries; • difficulties in managing foreign operations;
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

The accuracy of CoSense depends, in part, on the function of software run by the microprocessors embedded in the device. This software is proprietary to us. While we have made efforts to test the software extensively, it is potentially subject to malfunction. It may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, or similar problems. Any of these might result in confidential medical, business or other information of other persons or of ourselves being revealed to unauthorized persons.

The CoSense monitor also stores test results, a feature which assists medical professionals in interfacing the device with electronic medical records systems. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009, or ARRA, Congress amended the privacy and security provisions of the Health Insurance Portability and Accountability Act,

or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities, collectively referred to as business associates. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose health information has been inappropriately accessed or disclosed: notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

Risks related to the operation of our business

Any future distribution or commercialization agreements we may enter into for our neonatology products, Serenz, or any other planned product, may place the development of these products outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.

We may enter into additional distribution or commercialization agreements with third parties with respect to our neonatology products, to Serenz, or with respect to planned products, for commercialization in or outside the U.S. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size medical device and diagnostic companies, regional and national medical device and diagnostic companies, and distribution or group purchasing organizations. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our products are subject to numerous risks, which may include the following:

• collaborators have significant discretion in determining the efforts and resources that they will apply to any such collaborations;
• collaborators may not pursue development and commercialization of our products, or may elect not to continue or renew efforts based on clinical study results, changes in their strategic focus for a variety of reasons, potentially including the acquisition of competitive products, availability of funding, and mergers or acquisitions that divert resources or create competing priorities;
• collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study, abandon a product, repeat or conduct new clinical studies or require a new engineering iterations of a product for clinical testing;
• collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products;
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
• disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our products or that results in costly litigation or arbitration that diverts management attention and resources;
• collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable products; and
• collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

Any termination or disruption of collaborations could result in delays in the development of products, increases in our costs to develop the products or the termination of development of a product.

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2016, we had 35 employees and 8 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Because we intend to commercialize our products outside the U.S., we will be subject to additional risks.

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
• production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
• business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires

We rely on third parties to conduct certain components of our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies.

We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform various functions for our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us to comply with regulations and with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated

protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our planned products and will not be able to, or may be delayed in our efforts to, successfully commercialize our planned products.

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
• The original filers of our patents that we developed or purchased might not have been the first to make the inventions covered by the claims contained in such patents;
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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other countries, which regulations differ from country to country. We are not permitted to market our planned products in the U.S. until we received the requisite approval or clearance from the FDA. We have not submitted an application or received marketing approval for Serenz or any planned products. Obtaining PMA or 510(k) clearance for a medical device from the FDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

If Serenz or any planned products fail to demonstrate safety and effectiveness in clinical studies or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for a planned product, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. Our regulatory approval for CoSense, as well as any additional regulatory approval that we receive for Serenz or for any planned products may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and effectiveness of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, we are required to comply with cGMP regulations regarding the manufacture of Serenz, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

We intend to seek a distribution and marketing partner for our neonatology products outside the U.S. and may market planned products in international markets. We have obtained a CE Mark certification for CoSense and Serenz and it is therefore authorized for sale in the E.U.; however, in order to market our planned products in Asia, Latin America and other foreign jurisdictions, we must obtain separate regulatory approvals.
We have had limited interactions with foreign regulatory authorities. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA and CE Mark certification does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our products in any market.

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. In December of 2015, Congress passed a two-year suspension of the 2.3% medical device tax. If after two years, the suspension is not extended, at this time we believe the 2.3% tax on sales of medical devices will be applicable to sales of CoSense devices and may be applicable to CoSense consumables and Serenz devices, if it has been approved by the FDA. We cannot assure you that after the two-year suspension, the reinstatement of the 2.3% medical device tax would not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period covered by this report, the reported high and low prices of our Common Stock ranged from $0.84 to $4.04. As a result of this volatility, investors may not be able to sell their Common Stock at or above the purchase price. The market price for our Common Stock may be influenced by many factors, including the following:

• our ability to successfully commercialize, and realize significant revenues from sales of Serenz in the E.U. or our neonatology products worldwide;
• the success of competitive products or technologies; • results of clinical studies of Serenz in the U.S. or our planned products or those of our competitors;
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
• developments concerning our ability to bring our manufacturing processes to scale in a costeffective manner;
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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales may occur, could materially and adversely affect the price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. All of our shares of Common Stock are freely tradable, without restriction, in the public market, except for any shares held by our affiliates or the shares of Common Stock underlying the securities issued under the 2016 Sabby Purchase Agreement.

We are also obligated to issue shares of Series B Convertible Preferred Stock, which are convertible into shares of our Common Stock, pursuant to the 2016 Sabby Purchase Agreement. The exercise of the rights to purchase shares of Series B Convertible Preferred Stock under the 2016 Sabby Purchase Agreement depends on the satisfaction of a number of conditions set forth in the 2016 Sabby Purchase Agreement, including receipt of a shareholder approval to issue more than 19.99% of our Common Stock, which we obtained on July 29, 2016, and filing a registration statement with the SEC to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock, which we filed on July 12, 2016 and having the registration statement declared effective. We have also entered into separate registration rights agreements with each of Aspire Capital and Sabby in which we agreed to file and maintain one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of the Company’s Common Stock that have been and may be issued to Aspire Capital under the Aspire Purchase Agreement, the shares of Common Stock underlying the Series A Convertible Preferred Stock issued to Sabby pursuant the 2015 Sabby Purchase Agreement, or the shares of Common Stock underlying the Series B Convertible Preferred Stock issued to Sabby pursuant to the 2016 Sabby Purchase Agreement.

In connection with the sale and issuance of Series B Convertible Preferred Stock to Sabby pursuant to the 2016 Sabby Purchase Agreement, we also amended the Series D Common Stock Purchase Warrants issued to Sabby under the 2015 Sabby Purchase Agreement. The the per share exercise price of the Common Stock underlying the Series D Common Stock Purchase Warrants was reduced from $2.46 per share to $1.75 per share, which may result in sales of substantial amounts of the underlying Common Stock in the public market, or the perception that these sales may occur, and which could materially and adversely affect the price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Our executive officers, directors and principal stockholders may continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval and under certain circumstances Vivo Ventures and its affiliates may have control over key decision making.

Our executive officers, directors and stockholders own a majority of our outstanding Common Stock. Entities associated with Vivo Ventures and our Chairman, Ernest Mario, as of June 30, 2016, own approximately 58% of our Common Stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

This material weakness contributed to adjustments to previously issued financial statements principally, but not limited to, the following areas: equity accounting in connection with our issuance of Preferred Stock while we were a private company, and period-end cutoff for development-related expenses, and equity and liability accounting for certain of our warrants. The Company instituted a remediation plan during 2014, which continued in 2015 and which was remediated as of December 31, 2015. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

As of June 30, 2016, we had Series A Warrants outstanding exercisable for an aggregate of 2,425,605 shares of Common Stock, Series C Warrants outstanding exercisable for an aggregate of 590,415 shares of Common Stock, Series D Warrants outstanding exercisable for an aggregate of 2,810,811 shares of Common Stock and other warrants exercisable for an aggregate of 571,906 shares of Common Stock. As of June 30, 2016, we had 7,780 shares of Series A Convertible Preferred Stock outstanding exercisable for an aggregate of 4,505,405 shares of Common Stock. As of June 30, 2016, 3,036,998 options to purchase shares of our Common Stock were issued and outstanding with a weighted average exercise price of $3.38 per share. The sale or even the possibility of sale of the shares of Common Stock, or the exercise of options or warrants to purchase shares of our Common Stock and subsequent sale thereof could substantially reduce the market price for our Common Stock or our ability to obtain future financing.

We are also obligated to issue shares of Series B Convertible Preferred Stock, which are convertible into shares of our Common Stock, pursuant to the 2016 Sabby Purchase Agreement. At the first closing held on July 5, 2016 under the 2016 Sabby Purchase Agreement, we sold and issued 3,151 shares of Series B Convertible Preferred Stock, which is convertible into 3,151,000 shares of Common Stock. Subject to the conditions described below being met, we will complete a second closing under the 2016 Sabby Purchase Agreement in which we will sell and Sabby will purchase 10,629 shares of Series B Convertible Stock, which is convertible into 10,629,000 shares of Common Stock. The exercise in full of the entire rights to purchase shares of Series B Convertible Preferred Stock under the 2016 Sabby Purchase Agreement depends on the satisfaction of a number of conditions set forth in the 2016 Sabby Purchase Agreement, including receipt of a shareholder approval to issue more than 19.99% of our Common Stock, which we obtained on July 29, 2016, and filing a registration statement with the SEC to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock, which we filed on July 12, 2016 and having the registration statement declared effective by the SEC.

In connection with the sale and issuance of Series B Convertible Preferred Stock to Sabby pursuant to the 2016 Sabby Purchase Agreement, we also amended the 2,702,704 Series D Common Stock Purchase Warrants issued to Sabby under the 2015 Sabby Purchase Agreement. The per share exercise price of the Common Stock underlying the Series D Common Stock Warrants was reduced from $2.46 per share to $1.75 per share. The sale or even the possibility of sale of the Common Stock or the underlying shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock, or upon exercise of the amended Series D Common Stock Purchase Warrants could substantially reduce the market price for our Common Stock or our ability to obtain future financing.

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

We have listed our Common Stock and Series A Warrants on the NASDAQ Capital Market. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, and market capitalization above certain specified levels. Since we do not expect to become profitable for some time after the filing of this prospectus, there is a risk that our shareholders’ equity could fall below the $2.5 million level required by the NASDAQ Capital Market, which will cause us to fail to conform to the NASDAQ listing requirements on an ongoing basis, which in turn could cause our Common Stock to cease to trade on the NASDAQ Capital Market exchange, and may move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by OTC Markets Group, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ Capital Market.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for holders of the warrants to exercise the warrants.

The warrants we have issued and outstanding do not confer any rights of Common Stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price for a limited period of time. Specifically, holders of Series A Warrants may exercise their right to acquire the Common Stock and pay an exercise price of $6.50 per share prior to the expiration of the five-year term on November 12, 2019, after which date any unexercised Series A Warrants will expire and have no further value. Holders of Series C Warrants may exercise their right to acquire Common Stock and pay an exercise price of $6.25 per share prior to the expiration of the five-year term on March 4, 2020. Following amendment of the Series D Common Stock Purchase Warrants, the holders may exercise their right to acquire Common Stock and pay an amended exercise price of $1.75 per share prior to the expiration of the five-year term on October 15, 2020. In certain circumstances, the Series A Warrants, Series C Warrants, and Series D Warrants may be exercisable on a cashless basis. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.3 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $1.5 million, in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The sale of our Common Stock to Aspire Capital and Sabby may cause substantial dilution to our existing stockholders and the sale of Common Stock by Aspire Capital and Sabby could cause the price of our Common Stock to decline.

We have registered for sale 2,428,109 shares of Common Stock that we have or may sell to Aspire Capital under the Aspire Purchase Agreement plus 71,891 shares of Common Stock that were commitment shares that we issued to Aspire Capital. As of June 30, 2016, we have sold 505,585 shares of our Common Stock to Aspire Capital. The shares that were issued or may be issued to Aspire Capital pursuant to the Aspire Purchase Agreement were registered and may be sold immediately after purchase by Aspire. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Aspire Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our Common Stock under the Aspire Purchase Agreement may cause the trading price of our Common Stock to decline. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Aspire Purchase Agreement. The sale of a substantial number of shares of our Common Stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, except as limited by the 2016 Sabby Purchase Agreement, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

The issuance of Series B Convertible Preferred Stock, the amendment of the Series D Common Stock Purchase Warrants, and the issuance of the shares of Common Stock underlying the Series B Convertible Preferred Stock and the amended Series D Common Stock Purchase Warrants, to Sabby may cause substantial dilution to our existing stockholders, and the sale of the underlying shares of Common Stock by Sabby could cause the price of our Common Stock to decline.

We are registering for sale the shares of Common Stock underlying the Series B Convertible Preferred Stock sold and issued, or available for sale and issuance, to Sabby pursuant to the 2016 Sabby Purchase Agreement. We are required to have an effective registration statement over such shares within 90 days of June 29, 2016. The exercise of the rights to purchase additional shares of Series B Convertible Preferred Stock under the Sabby Purchase Agreement depends on the satisfaction of a number of conditions set forth in the 2016 Sabby Purchase Agreement, including receipt of a shareholder approval to issue more than 19.99% of our Common Stock, which we obtained on July 29, 2016, and filing a registration statement with the SEC to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock, which we filed on July 12, 2016 and having the registration statement being declared effective. Sabby may sell all, some or none of our shares that it holds or comes to hold under the 2016 Sabby Purchase Agreement. The sale of a substantial number of shares of our Common Stock by Sabby, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The 2016 Sabby Purchase Agreement also contains certain covenants restricting our ability to issue equity securities (subject to certain carveouts), and provides Sabby a right to participate in any future sale of our equity securities.

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

Date:	August 12, 2016	CAPNIA, INC.

		By:	/s/ David D. O’Toole
David D. O’Toole
Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2
3.2	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	October 15, 2015	3.1
4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1
4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein.	S-1	June 10, 2014	4.2
4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3
4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4
4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5
4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6
4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7
4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8
4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9
4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10
4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11
4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12
4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing	S-1	June 10, 2014	4.13
4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14
4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15
4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16
4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17
4.18	Form of the Series B Warrant certificate.	S-1/A	July 1, 2014	4.18
4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19
4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20
4.21	Form of Series D Common Stock Purchase Warrant	8-K	October 15, 2015	4.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.22	Form of Placement Agent Warrant	8-K	October 15, 2015	4.2
4.23	Form of Series D Common Stock Warrant Certificate	8-K	October 15, 2015	4.3
4.24	Form of Series A Convertible Preferred Stock Certificate	8-K	October 15, 2015	4.4
4.25	Form of Placement Agent Warrant	8-K	July 6, 2016	4.1
4.26	Form of Series B Convertible Preferred Stock Certificate	8-K	July 6, 2016	4.2
9.10	Form of Voting Agreement	8-K	October 15, 2015	9.1
9.2	Form of Voting Agreement	8-K	July 6, 2016	4.2
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1
10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8
10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.13	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.14	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.15	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.16	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.17	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.18	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.19	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.20	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.21	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.22	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.23	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13
10.24	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14
10.25	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15
10.26	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16
10.27	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17
10.28	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18
10.29	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19
10.30	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20
10.31	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21
10.32	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22
10.33	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23
10.34	Form of Warrant Exercise Agreement	8-K/A	March 6, 2015	10.1
10.35	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015	S-4	April 1, 2014	10.25
10.36	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015	8-K	July 7, 2015	10.1
10.37	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015	8-K	July 7, 2015	10.2
10.38	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015	8-K	July 27, 2015	4.1
10.39	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015	8-K	July 27, 2015	10.1
10.40	Engagement Letter dated September 17, 2015, between Capnia, Inc. and Maxim Group, LLC	8-K	October 15, 2015	1.1
10.41	Securities Purchase Agreement dated October 12, 2015	8-K	October 15, 2015	10.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.42	Form of Registration Rights Agreement	8-K	October 15, 2015	10.2
10.43	Form of Lock-Up Agreement	8-K	October 15, 2015	10.3
10.44	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015	S-1/A	December 22, 2015	10.34
10.45	Transfer and Distribution Agreement: United States: by and between Capnia, Inc. and Bemes, Inc. signed January 26, 2016	8-K	January 28, 2016	10.35
10.46	Engagement Letter dated June 26, 2016, between Capnia, Inc. and Maxim Group, LLC	8-K	July 26, 2016	10.31
10.47	Securities Purchase Agreement dated June 29, 2016	8-K	July 26, 2016	10.32
10.48	Form of Registration Rights Agreement dated June 29, 2016	8-K	July 26, 2016	10.33
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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