Form 10-Q
period 2016-09-30
Capnia, Inc.
filed 2016-11-14
CIK 1484565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
As of October 31, 2016 there were 15,761,530 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

CAPNIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Capnia, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$5,415	$5,495
Accounts receivable	137	156
Restricted cash	35	35
Inventory	703	551
Prepaid expenses and other current assets	217	167
Total current assets	6,507	6,404
Long-term assets
Property and equipment, net	116	86
Goodwill	718	718
Other intangible assets, net	842	917
Other assets	126	76
Total assets	$8,309	$8,201
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$862	$695
Accrued compensation and other current liabilities	915	1,634
Series B warrant liability	—	865
Total current liabilities	1,777	3,194
Long-term liabilities
Series A warrant liability	509	1,213
Series C warrant liability	115	462
Other long-term liabilities	196	109
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series A convertible preferred stock, 10,000 shares designated; zero and 4,555 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Series B convertible preferred stock, 13,780 and zero shares designated at September 30, 2016 and December 31, 2015, respectively; 13,780 and zero shares issued and outstanding at September 30, 2016 and at December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,761,530 and 14,017,909 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	15	14
Additional paid-in-capital	101,395	89,456
Accumulated deficit	(95,698)	(86,247)
Total stockholders’ equity	5,712	3,223
Total liabilities and stockholders’ equity	$8,309	$8,201
See accompanying notes to condensed consolidated financial statements

Capnia, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands except share and per share data)

	Three months ended September 30,		Nine months ended September30,
	2016	2015	2016	2015
Government grant revenue	—	155	—	220
Product revenue	329	92	1,167	146
Total revenue	329	247	1,167	366
Cost of product revenue	399	56	1,287	96
Gross profit (loss)	(70)	191	(120)	270
Expenses
Research and development	1,131	1,193	4,231	3,252
Sales and marketing	342	467	1,457	1,239
General and administrative	1,398	1,714	4,846	4,432
Total expenses	2,871	3,374	10,534	8,923
Operating loss	(2,941)	(3,183)	(10,654)	(8,653)
Interest and other income (expense)
Interest expense, net	—	—	—	(1)
Change in fair value of warrants liabilities (expense)	200	73	1,323	(1,177)
Cease-use expense	—	—	(94)	—
Other expense	(9)	(183)	(27)	(183)
Inducement charge for Series C warrants	—	—	—	(3,050)
Interest and other income (expense), net	191	(110)	1,202	(4,411)
Net loss	(2,750)	(3,293)	(9,452)	(13,064)
Loss on extinguishment of convertible preferred stock	(3,651)	—	(3,651)	—
Net loss attributable to common stockholders	$(6,401)	$(3,293)	$(13,103)	$(13,064)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.33)	$(0.85)	$(1.60)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	15,761,530	10,040,079	15,363,648	8,178,897
See accompanying notes to condensed consolidated financial statements

Capnia, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,452)	$(13,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	59
Loss on disposition of property and equipment	1	—
Stock-based compensation expense	560	746
Change in fair value of common stock warrants	(1,323)	1,177
Inducement charge for Series C warrants	—	3,050
Non-cash expense of issuing shares to Aspire Capital	—	183
Change in fair value of contingent consideration	35	—
Change in operating assets and liabilities:
Accounts receivable	19	(94)
Inventory	(152)	(267)
Prepaid expenses and other assets	(50)	27
Other long-term assets	(50)	—
Accounts payable	175	542
Accrued compensation and other current liabilities	(719)	720
Other long-term liabilities	52	—
Net cash used in operating activities	(10,810)	(6,921)
Cash flows from investing activities:
Cash paid for purchase of assets of NeoForce Group, Inc.	—	(1,000)
Increase in restricted cash	—	(91)
Cash paid for patent acquisition	—	(150)
Purchase of property and equipment	(39)	(48)
Net cash used in investing activities	(39)	(1,289)
Cash flows from financing activities:
Proceeds from sale of Series A preferred convertible stock	5,071	—
Series A preferred convertible stock transaction costs paid	(71)	—
Proceeds from sale of Series B preferred convertible stock	13,479	—
Redemption of Series A preferred convertible stock in conjunction with issuance of Series B Convertible Preferred	(7,780)	—
Proceeds from issuance of common stock		1,434
Proceeds from exercise of common stock options	70	294
Proceeds from exercise of Series A warrants	—	156
Proceeds from exercise of Series B warrants (Private Transaction)	—	3,832
Proceeds from exercise of Series B warrants (Tender offer)		6
Proceeds from other exercise of Series B warrants	—	189
Series B warrant transaction costs paid	—	(306)
Initial public offering costs paid	—	(530)
Repayment of credit line	—	(102)
Net cash provided by financing activities	10,769	4,973
Net decrease in cash and cash equivalents	(80)	(3,237)
Cash and cash equivalents, beginning of period	5,495	7,957
Cash and cash equivalents, end of period	$5,415	$4,720
Supplemental disclosures of noncash investing and financing information
Conversion of Series A preferred to common stock	2,220	—
Patent costs included in Accrued liabilities	—	300
Stock issuable in consideration for Patent purchase	—	112
De-recognition of Series B warrant liability (cash exercise)	—	6,747
De-recognition of Series B warrant liability (cashless exercise)	593	9,475
De-recognition of Series A warrant liability (cash exercise)	—	42
Reduction in initial public offering costs payable	—	45
Cashless exercise of 2010/2012 warrants	—	13
De-recognition of Series B warrants contributed back to the Company	—	3
Series B transaction costs in accounts payable	52	—
Fixed asset purchases in accounts payable	11	—
See accompanying notes to condensed consolidated financial statements.

Capnia, Inc.
September 30, 2016
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

Note 2. Liquidity, Financial Condition and Management’s Plans
The Company had a net loss of approximately $9.5 million for the nine months ended September 30, 2016 and has an accumulated deficit of approximately $95.7 million at September 30, 2016 from having incurred losses since its inception. The Company has approximately $4.7 million of working capital at September 30, 2016 and used approximately $10.8 million of cash in its operating activities during the nine months ended September 30, 2016. The Company has financed its operations principally through issuances of debt and equity securities.

On July 24, 2015, the Company entered into a Common Stock Purchase Agreement (the "Aspire Purchase Agreement") with Aspire Capital, LLC ("Aspire") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s Common Stock over the 24-month term of the Aspire Purchase Agreement. From July 24, 2015 through September 30, 2016, the Company had issued an aggregate of 506,585 shares of Common Stock to Aspire in exchange for approximately $1.4 million. Under the 2016 Sabby Purchase Agreement entered into on June 29, 2016, as described below, the Company is unable to access funds from Aspire Capital pursuant to the Aspire Purchase Agreement until January 24, 2017, 120 days after the date the SEC declared the registration statement effective covering the securities being issued under the 2016 Sabby Purchase Agreement.

On October 12, 2015, the Company entered into a Securities Purchase Agreement (the “ 2015 Sabby Purchase Agreement”) with funds managed by Sabby Management, LLC ("Sabby"), to purchase up to $10 million worth of Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”). The sale of the Series A Convertible Preferred Stock closed in two separate closings. On October 15, 2015, the date of the first closing, the Company received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing, the Company received proceeds of approximately $5.0 million, net of $0.5 million in estimated expenses.

On June 29, 2016, the Company entered into a second Securities Purchase Agreement (the "2016 Sabby Purchase Agreement") with Sabby, pursuant to which the Company agreed to sell to Sabby, in a private placement, an aggregate of up to 13,780 shares of Series B Convertible Preferred Stock at an aggregate purchase price of $13,780,000, which shares are convertible into 13,780,000 shares of Common Stock (the "Series B Convertible Preferred Stock"), based on a fixed conversion price of $1.00 per share on an as-converted basis. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. In connection with the transactions required under the 2016 Sabby Purchase Agreement, the Company was obligated to repurchase from Sabby an aggregate of 7,780 shares of Series A Convertible Preferred Stock held by Sabby for an aggregate amount of $7,780,000, which shares were originally purchased by Sabby under the 2015 Sabby Purchase Agreement and which shares represent 4,205,405 shares of Common Stock on an as-converted basis. The sale of the Series B Convertible Preferred Stock closed in two separate closings. On July 5, 2016, the date of the first closing, the Company received proceeds of approximately $1.3 million, net of $0.1 million in estimated expenses. On September 29, 2016, the date of the second closing, the Company received proceeds of approximately $4.4 million, net of $0.3 million in estimated expenses. After the repurchase of the Series A Convertible Preferred Stock and estimated transaction expenses, the Company received approximately $5.6 million of net proceeds from the 2016 Sabby Purchase Agreement.

The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products. Management believes that the Company's commercial products, including CoSense, the other neonatology products and Serenz, and the distribution strategies implemented will begin to generate meaningful revenue and corresponding cash in the near term. In addition, the Company has been successful over the last 12 months in raising additional capital including the completed closings pursuant to the 2015 Sabby Purchase Agreement and the 2016 Sabby Purchase Agreement on June 29, 2016. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for future financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its development of new products and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company's efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company.

These conditions raise substantial doubt about our ability to continue as a going concern.
Note 3. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the nine months ended September 30, 2016 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Below are those policies with current period updates:
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of September 30, 2016 and results of its operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
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

Inventory

As of December 31, 2015 and September 30, 2016, the Company’s inventory was comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$385	$106
Work-in-process	164	399
Finished goods	154	46
Total inventory	$703	$551

Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method. The Company recorded a lower of cost or market write down to inventory of $72 thousand during the nine months ended September 30, 2016.

Intangible Assets
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 5 to 12 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

Goodwill
The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There was no impairment of goodwill for the nine months ended September 30, 2016. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2016 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that are of significance or potential significance to the Company.
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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$4,879	$4,879	$—	$—

Liabilities
Series A warrant liability	$509	$509	$—	$—
Series C warrant liability	115	—	—	115
Total liabilities	$624	$509	$—	$115

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$3,804	$3,804	$—	$—

Liabilities
Series A warrant liability	$1,213	$1,213	$—	$—
Series B warrant liability	865	—	—	865
Series C warrant liability	462	—	—	462
Total common stock warrant liability	$2,540	$1,213	$—	$1,327
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
The agreement to pay the annual royalty in the NeoForce acquisition resulted in the recognition of a contingent consideration, which was recognized on the acquisition date. Subsequent changes to estimates of the amount of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153 thousand at the date of acquisition and $188 thousand as of September 30, 2016. The fair value of the royalty obligation was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company's cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.
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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 warrants, which are treated as liabilities, as follows (dollars in thousands):

	Series A Warrant		Series B Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2015	2,425,605	$1,213	116,580	$865	590,415	$462
Change in value of Series A Warrants	—	(704)	—	—	—	—
De-recognition of Series B Warrant liability upon cashless exercise of warrants (485,202 shares issued)	—	—	(102,300)	(593)	—	—
De-recognition of Series B Warrant liability upon expiration	—	—	(14,280)	—	—	—
Change in value of Series B Warrants	—	—	—	(272)	—	—
Change in value of Series C Warrants	—	—	—	—	—	(347)
Balance at September 30, 2016	2,425,605	$509	—	$—	590,415	$115
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
Since their issuance, a total of 24,000 Series A Warrants have been exercised. As of September 30, 2016, the fair value of the 2,425,605 outstanding Series A Warrants was approximately 509 thousand, and the decrease of $704 thousand in fair value during the nine months ended September 30, 2016 was recorded as other income in the statement of operations.

Series B Warrants
The Company issued 2,449,605 Series B Warrants to purchase shares of its Common Stock at an exercise price of $6.50 per share in connection with the IPO.
Between January 1, 2016 and the expiration date of the Series B Warrants of February 12, 2016, certain holders of Series B warrants cashless exercised a total of 102,300 Series B Warrants resulting in the issuance of 485,202 shares of Common Stock and the derecognition of approximately $593 thousand in Series B Warrant liability. The remaining Series B Warrant liability was reduced to zero upon expiration resulting in the recording of $272 thousand in other income in the statement of operations. The remaining Series B Warrants expired unexercised on February 12, 2016.

Series C Warrants
On March 5, 2015, the Company entered into separate agreements with certain Series B Warrant holders, who agreed to exercise their Series B Warrants to purchase an aggregate of 589510 shares of the Company’s Common Stock at an exercise price of $6.50 per share, resulting in the de-recognition of $6.7 million of Series B Warrant liability and gross proceeds to the Company of approximately $3.8 million based on the exercise price of the Series B Warrants. In connection with this exercise of the Series B Warrants, the Company issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of the Company’s Common Stock underlying the Series B Warrants that were exercised. Each Series C Warrant is exercisable at $6.25 per share and will expire on March 5, 2020.
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

The Series C Warrants are exercisable into 590,415 shares of the Company’s Common Stock. As of September 30, 2016, the fair value of the Series C Warrants was determined to be $115 thousand. The decline in the fair value of the Series C Warrants of $347 thousand in the nine months ended September 30, 2016 was recorded as other income in the consolidated statement of operations.
The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	September 30, 2016	December 31, 2015
Volatility	90%	90%
Expected Term (years)	3.42	4.17
Expected dividend yield	—%	—%
Risk-free rate	0.93%	1.76%
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

Rent expense was $462 thousand and $221 thousand during the nine months ended September 30, 2016 and 2015, respectively.

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
In connection with the acquisition of the assets of NeoForce, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months. The agreement to pay the annual royalty resulted in the recognition of a contingent consideration, which was recognized at the closing of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153 thousand at the date of acquisition and $188 thousand at September 30, 2016. The long-term portion of the royalty obligation, $144 thousand, is classified as part of other long-term liabilities while the remaining current portion is included in accrued compensation and other current liabilities.
Note 7. Stockholders’ Equity
Convertible Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock.
The Company issued a total of 10,000 Series A Convertible Preferred Stock under the 2015 Sabby Purchase Agreement, with a par value of $0.001 and a stated value of $1,000 per share. The Series A Convertible Preferred Stock did not have an expiration date and were not redeemable at the option of the holders. During the three months ended March 31, 2016 and June 30, 2016, the holders of the Series A Convertible Preferred Stock converted 1,665 and 555, respectively, shares of Series A Convertible Preferred Stock resulting in the issuance of 900,000 and 300,000 shares of Common Stock, respectively. Under the 2016 Sabby Purchase Agreement, the remaining 7,780 shares of Series A Convertible Preferred Stock were repurchased.
The Company has issued a total of 13,780 Series B Convertible Preferred Stock under the 2016 Sabby Purchase Agreement, with a par value of $0.001 and a stated value of $1,000 per share. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. The Series B Convertible Preferred Stock do not have an expiration date and are not redeemable at the option of the holders. In connection with each close of the Series B Convertible Preferred Stock, the Company was obligated to repurchase the remaining outstanding Series A Convertible Preferred Stock at the original issuance price. In addition, the exercise price of the existing Series D Warrants originally issued in conjunction with the 2015 Sabby Purchase Agreement was reduced from $2.46 to $1.75 per share on the effective date of the 2016 Sabby Purchase Agreement.

The Company has recognized the repurchase of the Series A Convertible Preferred Stock as an extinguishment of the Series A Convertible Preferred Stock. The Company compared the fair value of the Series B Convertible Preferred Stock immediately after the two close dates under the 2016 Sabby Purchase Agreement to the carrying value of the Series A Convertible Preferred Stock immediately prior to the two close dates under the 2016 Sabby Purchase Agreement. The Company recorded the excess of the aggregate fair value of the Series B Convertible Preferred Stock, $3.4 million, as a loss on extinguishment. In addition, the Company estimated the effect of modifying the exercise price on the existing Series D warrants to be $203 thousand. The Company therefore recorded a total of $3.7 million extinguishment loss to net loss applicable to common stockholders.
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
Options are to be granted at an exercise price not less than fair value for an ISO or 85% of fair value for an NSO. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than 5 years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.
The Company recognized stock-based compensation expense related to options granted to employees for the nine months ended September 30, 2016 and 2015 of $560 thousand and $746 thousand, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements as of September 30, 2016 and September 30, 2015.
Stock compensation expense (in thousands) was allocated between departments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research & Development	$41	$27	$116	$99
Sales & Marketing	11	17	22	51
General & Administrative	154	100	422	596
Total	$206	$144	$560	$746

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

As of September 30, 2016 there were no purchases by employees under this plan.

Series D Warrants
As part of the 2015 Sabby Purchase Agreement, the Company previously issued 2,810,811 Series D Warrants, with an exercise price of $2.46, which the exercise price of 2,702,704 Series D Warrants were subsequently amended to $1.75 per share and a term of five years expiring on October 15, 2020. The exercise price of the remaining 108,108 Series D Warrants issued to Maxim LLC, as placement agent, was $2.46, and are exercisable beginning on April 15, 2016 and through and including October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of this securities agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.
As part of the 2016 Sabby Purchase Agreement, the Company issued to Maxim LLC, as its placement agent, 120,000 Series D Warrants, with an exercise price of $1.75 and a term of five years expiring in July and September of 2021.

Accounting Treatment
The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants
As of September 30, 2016, the Company had 480147 Common Stock warrants outstanding originally issued in conjunction with the 2010/2012 convertible notes, with an exercise price of $4.87 and a term of 10 years expiring in November 2024. The Company also has outstanding 9,259 Common Stock warrants issued in 2009, with an exercise price of $21.60 and a term of 10 years, expiring in January 2019 and 82,500 Common Stock warrants issued to the underwriter in our IPO, with an exercise price of 7.14 and a term of 10 years, expiring in November 2024.
Note 8. Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Convertible preferred stock of 13,780 shares	13,780,000	—	13,780,000	—
Warrants issued to 2010/2012 convertible note holders to purchase common stock	480,147	480,147	480,147	480,147
Options to purchase common stock	2,938,152	1,863,171	2,938,152	1,863,171
Warrants issued in 2009 to purchase common stock	9,259	9,259	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	82,500	82,500	82,500
Series A Warrants to purchase common stock	2,425,605	2,425,605	2,425,605	2,425,605
Series B Warrants to purchase common stock	—	527,573	—	527,573
Series C Warrants to purchase common stock	590,415	590,415	590,415	590,415
Series D Warrants to purchase common stock	2,930,812	—	2,930,812	—

Note 9. Subsequent Events

On October 24, 2016, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until April 24, 2017, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The letter further provided that if, at any time during the 180-day period, the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation that it has achieved compliance with the minimum bid price requirement. If the Company does not regain compliance by April 24, 2017, an additional 180 days may be granted to regain compliance if the Company (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq (except for the bid price requirement) and (ii) provides written notice of its intention to cure the deficiency during the second 180-day compliance period.

On November 7, 2016, the two funds managed by Sabby converted 200 shares of their Series B Convertible Stock into 200,000 shares of Common Stock.

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
In March 2015, holders of 589,510 Series B Warrants exercised their Series B Warrants for cash, and we received approximately $3.8 million in gross proceeds. In conjunction with these exercises, we issued the same number of Series C

Warrants to purchase Common Stock at an exercise price of $6.25 per share which are exercisable through March 4, 2020. In April 2015, we filed a registration statement to offer and exchange to the remaining Series B Warrant holders to cash exercise their existing Series B Warrants and receive a Series C Warrant. We also received approximately $0.2 million from holders of Series B Warrants who exercised their Series B Warrants for cash during the nine months ended March 31, 2015.
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
On October 12, 2015, we entered into the 2015 Sabby Purchase Agreement with funds managed by Sabby to purchase up to $10 million of Series A Convertible Preferred Stock together with related Series D Warrants to purchase shares of our Common Stock. The sale of the Series Convertible A Preferred Stock occurred in two separate closings. On October 15, 2015, the date of the first closing under the 2015 Sabby Purchase Agreement, we received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing under the 2015 Sabby Purchase Agreement, we received proceeds of approximately $5 million, net of $0.5 million in estimated expenses.

On June 29, 2016, we entered into the 2016 Sabby Purchase Agreement with Sabby, pursuant to which we agreed to sell to Sabby, in a private placement, an aggregate of up to 13,780 shares of our Series B Convertible Preferred Stock at an aggregate purchase price of $13,780,000, which shares are convertible into 13,780,000 shares of our Common Stock, based on a fixed conversion price of $1.00 per share on an as-converted basis. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. In connection with the 2016 Sabby Purchase Agreement, we also repurchased an aggregate of 7,780 shares of Series A Convertible Preferred Stock held by Sabby for an aggregate amount of $7,780,000, which shares were originally purchased by Sabby under the 2015 Sabby Purchase Agreement and which shares represent 4,205,405 shares of Common Stock on an as-converted basis. The sale of the Series B Convertible Preferred Stock occurred in two separate closings. On July 5, 2016, the date of the first closing under the 2016 Sabby Purchase Agreement, the Company received proceeds of approximately $1.3 million, net of $0.1 million in estimated expenses. On September 29, 2016, the date of the second closing under the 2016 Sabby Purchase Agreement, the Company received proceeds of approximately $4.4 million, net of $0.3 million in estimated expenses. After repurchase of the Series A Convertible Preferred Stock and estimated transaction expenses, the Company received approximately $5.6 million of net proceeds.
During the year ended December 31, 2015 and the nine months ended September 30, 2016, we received $0.3 million and $0.1 million, respectively, from the exercise of stock options.
As of September 30, 2016, we had an accumulated deficit of $95.7 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz, $1.6 million in revenue from our neonatology products and $0.2 million in government grants. We may never be successful in commercializing our neonatology products, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Operations
Comparison of the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Increase (decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Government grant revenue	$—	$220	$(220)	(100)%
Product revenue	1,167	146	$1,021	699%
Total revenue	1,167	366	801	219%
Cost of goods sold	1,287	96	1,191	1,241%
Gross profit (loss)	(120)	270	(390)	(144)%
Operating expenses:
Research and development	4,231	3,252	979	30%
Sales and marketing	1,457	1,239	218	18%
General and administrative	4,846	4,432	414	9%
Total	10,534	8,923	1,611	18%
Loss from operations	(10,654)	(8,653)	(2,001)	23%
Change in fair value of warrants	1,323	(1,177)	2,500	(212)%
Inducement charge for Series C Warrants	—	(3,050)	3,050	(100)%
Cease-use expense	(94)	—	(94)	N/A
Interest expense, net	—	(1)	1	(100)%
Other income (expense), net	(27)	(183)	156	(85)%
Interest and other income (expense), net	1,202	(4,411)	5,613	(127)%
Net loss	$(9,452)	$(13,064)	$3,612	(28)%

Revenue
Total revenue in the nine months ended September 30, 2016 increased 219% as compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we recognized $344 thousand of product revenue from sales of CoSense and Precision Sampling Sets and $820 thousand from NFI products. In the nine months ended September 30, 2015, we recognized $85 thousand of product revenue from sales of CoSense and Precision Sampling Sets and $61 thousand from NFI products. NeoForce was acquired in September 2015 and thus the $61 thousand represents one month's revenue. Grant revenue was $220 thousand for the nine months ended September 30, 2015 and $0 in the nine months ended September 30, 2016.

Research and development expense
Research and development expense in the nine months ended September 30, 2016 increased $979 thousand as compared to the nine months ended September 30, 2015. The increase was primarily due to increased headcount, development materials for the improvement of our CoSense product, costs associated with the launch of Serenz in the E.U. and an increase in costs for the TN and cluster headache clinical trials.

Sales and marketing expense
Sales and marketing expense in the nine months ended September 30, 2016 increased $218 thousand over the nine months ended September 30, 2015 primarily due to commercial activities associated with the continued commercialization of CoSense and the launch of Serenz in the E.U.

General and administrative expense
General and administrative expense in the nine months ended September 30, 2016 increased $414 thousand as compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in IP legal fees, increased headcount associated with the NFI operations, and partially offset by external printing and filing costs associated with SEC filings incurred in 2015.

Other income (expense)
Other income (expense) in the nine months ended September 30, 2016 increased $5.6 million as compared to the nine months ended September 30, 2015. Of the $4.4 million expense in 2015, $3.1 million was due to the issuance of the Series C Warrants, a one-time charge which was treated as an inducement. The change in the fair value of the warrants decreased from an other expense of $1.2 million in the nine months ended September 30, 2015 to $1.3 million in other income in the nine months ended September 30, 2016. Other expense decreased $156 thousand primarily due to the value of shares issued to Aspire Capital in 2015.

Comparison of the three months September 30, 2016 and 2015

	Three Months Ended September 30,		Increase (decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Government grant revenue	$—	$155	$(155)	(100)%
Product revenue	329	92	237	258%
Total revenue	329	247	82	33%
Cost of product revenue	399	56	343	613%
Gross profit (loss)	(70)	191	(261)	(137)%
Operating expenses:
Research and development	1,131	1,193	(62)	(5)%
Sales and marketing	342	467	(125)	(27)%
General and administrative	1,398	1,714	(316)	(18)%
Total	2,871	3,374	(503)	(15)%
Loss from operations	(2,941)	(3,183)	242	(8)%
Change in fair value of warrants	200	73	127	174%
Other income (expense), net	(9)	(183)	174	(95)%
Interest and other income (expense), net	191	(110)	301	(274)%
Net loss	$(2,750)	$(3,293)	$543	(16)%

Revenue
Total revenue in the three months ended September 30, 2016 increased 33% as compared to the three months ended September 30, 2015. During the three months ended September 30, 2016, we recognized $71 thousand of product revenue from sales of CoSense and Precision Sampling Sets and $257 thousand from NFI products. During the three months ended September 30, 2015, we recognized $31 thousand of product revenue from the sales of CoSense and Precision Sampling Sets and $61 thousand (one month) from NFI products. Grant revenue was $155 thousand for the three months ended September 30, 2015 and $0 in the three months ended September 30, 2016.

Research and development expense
Research and development expense in the three months ended September 30, 2016 decreased 5% as compared to the three months ended September 30, 2015. The decrease was primarily due to decreased development materials for our CoSense product as we focus more on commercialization.

Sales and marketing expense
Sales and marketing expense in the three months ended September 30, 2016 decreased 27% over the three months ended September 30, 2015 primarily due to the shift in commercialization efforts from internal resources to the external distribution model.

General and administrative expense
General and administrative expense in the three months ended September 30, 2016 decreased 18% as compared to the three months ended September 30, 2015 due to external printing and filing costs associated with SEC filings in 2015.

Other income (expense)
Other income in the three months ended September 30, 2016 increased $301 thousand as compared to the three months ended September 30, 2015. The change in the fair value of the warrants increased $127 thousand from the three months ended September 30, 2015 due to decreases in the warrant liability values. Other expense in 2015 was due to the value of the shares of Common Stock issued to Aspire Capital as part of the Aspire Purchase Agreement.

Liquidity and Capital Resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(10,810)	$(6,921)
Net cash used in investing activities	(39)	(1,289)
Net cash provided by financing activities	10,769	4,973
Net decrease in cash and cash equivalents	$(80)	$(3,237)

Cash used in operating activities
During the nine months ended September 30, 2016, net cash used in operating activities was $10.8 million, which was primarily due to the use of funds for operations, including costs incurred to launch Serenz in the E.U., as well as adjustments for non-cash items including the $1.3 million change in fair value of warrants and $0.6 million of stock based compensation expense, decreases in accounts payable and accrued liabilities of $0.5 million and increases of inventory of $0.2 million.

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

Cash used in investing activities
During the nine months ended September 30, 2016, we used $39 thousand in investing activities. Cash used in investing activities in the nine months ended September 30, 2016 consisted primarily of investment in equipment.

During the nine months ended September 30, 2015, the Company used $1.0 million to acquire NeoForce. Cash used in investing activities in the nine months ended September 30, 2015 consisted primarily of investment in equipment, change unrestricted cash and payment to acquire patents.

Cash provided by financing activities
During the nine months ended September 30, 2016 cash provided by financing activities was $10.8 million as a result of the second close under the 2015 Sabby Purchase Agreement and the first and second close under the 2016 Sabby Purchase Agreement.

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
As of September 30, 2016, we had cash and cash equivalents of approximately $5.4 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the nine-month period ended September 30, 2016. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We are a developer of therapeutics and diagnostics with a limited commercialization history. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of September 30, 2016, we had an accumulated deficit of $95.7 million.

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

The commercialization of our products, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of September 30, 2016, we had approximately $5.4 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

The extent to which we utilize the Aspire Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, the volume of trading in our Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our Common Stock under the Aspire

Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $2.63 per share. Even if we are able to access the full $10.0 million under the Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans. In addition, as a result of the 2016 Sabby Purchase Agreement, from 120 days after September 26, 2016, the day the registration statement was declared effective by the SEC, we are not able to access any additional funds under the Aspire Purchase Agreement.

On July 5, 2016 and September 29, 2016, we issued $3,151,000 and $10,629,000 worth of shares of Series B Convertible Preferred Stock, respectively, which are convertible into 13,780,000 shares of our Common Stock, pursuant to the 2016 Sabby Purchase Agreement.

In addition, at the first closing held on July 5, 2016 under the 2016 Sabby Purchase Agreement and the second closing held on September 29, 2016 under the 2016 Sabby Purchase Agreement, we repurchased $1,779,012 and $6,000,988, respectively, worth of Series A Convertible Preferred Stock held by Sabby.

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

In recent years, we have incurred significant costs in connection with the development of CoSense. For the three and nine months ended September 30, 2016, our research and development expenses were $1.1 million and $4.2 million, respectively. We expect our expenses to increase for the foreseeable future, as we conduct studies of CoSense and continue to develop our planned products, including tests for hydrogen nitric oxide and other analytes. We will also incur significant expenses to establish a sales and marketing infrastructure, and to drive adoption of and reimbursement for our products. As a result, we need to generate significant revenues in order to achieve sustained profitability.

Serenz may not be approved for sale in the U.S., or in any territory outside of the E.U.

Neither we nor any future collaboration partner can commercialize Serenz in the U.S. without first obtaining regulatory approval for the product from the FDA. In the E.U., we previously obtained CE Mark certification, clearing the device for commercial sale. We recently reactivated the CE Mark certification for Serenz. We commenced pilot sales of Serenz to pharmacies in the E.U. in the second quarter of 2016 to gather commercial feedback in preparation of a full launch of Serenz in 2017.

The approval route for Serenz in the U.S. may be through a device approval or a drug-device combination approval. If it is a device approval pathway, it may be either via the premarket approval, or PMA, process, a de novo510(k) pathway, or traditional 510(k). Additional randomized, controlled clinical trials and other development work may be necessary to obtain approval. The approval process may take several years to complete, and approval may never be obtained. Before obtaining regulatory approvals for the commercial sale of Serenz for treatment of AR, we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned product is safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Serenz may not achieve the required primary endpoint in the clinical trial, and Serenz may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls are adequate. Additionally, the FDA may determine that Serenz should be regulated as a combination product or as a drug, and in that case, the approval process would be further lengthened.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, David D. O’Toole, our Senior Vice President, Chief Financial Officer, Anthony Wondka, our Senior Vice President of Research and Development, Otho Boone, our Vice President and General Manager of Neonatology, and Kristen Yen, our Vice President of Clinical & Regulatory. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our Chief Executive Officer, Chief Financial Officer, Vice President & General Manager of Neonatology, Vice President of Clinical & Regulatory, and Senior Vice President of Research and Development all have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1,000,000 “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.

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

As of September 30, 2016, we had 29 employees and 7 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period covered by this report, the reported high and low prices of our Common Stock ranged from $0.90 to $1.19. As a result of this volatility, investors may not be able to sell their Common Stock at or above the purchase price. The market price for our Common Stock may be influenced by many factors, including the following:

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

We have issued 13,780 shares of Series B Convertible Preferred Stock, which are convertible into 13,780,000 shares of our Common Stock, based on a fixed conversion price of $1.00 per share on an as-converted basis. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. We have also entered into separate registration rights agreements with each of Aspire Capital and Sabby in which we agreed to file and maintain one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of the Company’s Common Stock that have been and may be issued to Aspire Capital under the Aspire Purchase Agreement or the shares of Common Stock underlying the Series B Convertible Preferred Stock issued to Sabby pursuant to the 2016 Sabby Purchase Agreement.

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

Our executive officers, directors and stockholders own a majority of our outstanding Common Stock. Entities associated with Vivo Ventures and our Chairman, Ernest Mario, as of September 30, 2016, own approximately 58% of our Common Stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As of September 30, 2016, we had Series A Warrants outstanding exercisable for an aggregate of 2,425,605 shares of Common Stock, Series C Warrants outstanding exercisable for an aggregate of 590,415 shares of Common Stock, Series D Warrants outstanding exercisable for an aggregate of 2,930,811 shares of Common Stock and other warrants exercisable for an aggregate of 571,906 shares of Common Stock. As of September 30, 2016, we had 13,780 shares of Series B Convertible Preferred Stock outstanding exercisable for an aggregate of 13,780,000 shares of Common Stock. As of September 30, 2016, 2,938,161 options to purchase shares of our Common Stock were issued and outstanding with a weighted average exercise price of $3.41 per share. The sale or even the possibility of sale of the shares of Common Stock, or the exercise of options or warrants to purchase shares of our Common Stock and subsequent sale thereof could substantially reduce the market price for our Common Stock or our ability to obtain future financing.

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

In connection with the sale and issuance of Series B Convertible Preferred Stock to Sabby pursuant to the 2016 Sabby Purchase Agreement, we also amended the 2,702,704 Series D Common Stock Purchase Warrants issued to Sabby under the 2015 Sabby Purchase Agreement. The per share exercise price of the Common Stock underlying the Series D Common Stock Warrants was reduced from $2.46 per share to $1.75 per share. The exercise of some or all of the amended Series D Common Stock Purchase Warrants will result in the issuance of Common Stock that dilutes the ownership interests of existing stockholders. Any sales of the Common Stock issuable upon exercise of the warrants could adversely affect prevailing market prices of our Common Stock.

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

We have listed our Common Stock and Series A Warrants on the NASDAQ Capital Market. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, market capitalization above certain specified levels and minimum bid requirement of $1.00 per common share. On October 24, 2016, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until April 24, 2017, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). In addition, we do not expect to become profitable for some time and there is a risk that our shareholders’ equity could fall below the $2.5 million level required by Nasdaq. If we do not regain compliance with the minimum bid requirement or our shareholders' equity falls below $2.5 million, it will cause us to fail to conform to the Nasdaq listing requirements on an ongoing basis, which in turn could cause our Common Stock to cease to trade on the Nasdaq exchange, and be required to move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by OTC Markets Group, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the Nasdaq market.

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

We have registered for sale 2,428,109 shares of Common Stock that we have or may sell to Aspire Capital under the Aspire Purchase Agreement plus 71,891 shares of Common Stock that were commitment shares that we issued to Aspire

Capital. As of September 30, 2016, we have sold 505,585 shares of our Common Stock to Aspire Capital. The shares that were issued or may be issued to Aspire Capital pursuant to the Aspire Purchase Agreement were registered and may be sold immediately after purchase by Aspire. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Aspire Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our Common Stock under the Aspire Purchase Agreement may cause the trading price of our Common Stock to decline. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Aspire Purchase Agreement. The sale of a substantial number of shares of our Common Stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, except as limited by the 2016 Sabby Purchase Agreement, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

We have registered for sale the shares of Common Stock underlying the Series B Convertible Preferred Stock sold and issued, or available for sale and issuance, to Sabby pursuant to the 2016 Sabby Purchase Agreement. Sabby may sell all, some or none of our shares that it holds or comes to hold under the 2016 Sabby Purchase Agreement. The issuance of of the shares of Common Stock underlying the Series B Convertible Preferred Stock and the amended Series D Common Stock Purchase Warrants to Sabby may cause substantial dilution to our existing stockholders, and the sale of the underlying shares of Common Stock by Sabby could cause the price of our Common Stock to decline. The sale of a substantial number of shares of our Common Stock by Sabby, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The 2016 Sabby Purchase Agreement also contains certain covenants restricting our ability to issue equity securities (subject to certain carveouts), and provides Sabby a right to participate in any future sale of our equity securities.

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

Date:	November 14, 2016	CAPNIA, INC.

		By:	/s/ David D. O’Toole
David D. O’Toole
Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2
3.2	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1
4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1
4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein.	S-1	June 10, 2014	4.2
4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3
4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4
4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5
4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6
4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7
4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8
4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9
4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10
4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11
4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12
4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13
4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14
4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15
4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16
4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17
4.18	Form of the Series B Warrant certificate.	S-1/A	July 1, 2014	4.18
4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19
4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20
4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2
4.23	Form of Series D Common Stock Warrant Certificate.	8-K	October 15, 2015	4.3
4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4
4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1
4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2
9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1
9.2	Form of Voting Agreement.	8-K	July 6, 2016	4.2
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1
10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8
10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.13	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.14	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.15	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.16	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.17	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.18	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.19	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.20	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.21	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.22	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.23	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13
10.24	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14
10.25	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15
10.26	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16
10.27	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17
10.28	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18
10.29	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19
10.30	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20
10.31	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21
10.32	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22
10.33	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23
10.34	Form of Warrant Exercise Agreement.	8-K/A	March 6, 2015	10.1
10.35	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2014	10.25
10.36	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1
10.37	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2
10.38	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1
10.39	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1
10.40	Engagement Letter dated September 17, 2015, between Capnia, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1
10.41	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.42	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2
10.43	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3
10.44	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.34
10.45	Transfer and Distribution Agreement: United States: by and between Capnia, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1
10.46	Engagement Letter dated June 26, 2016, between Capnia, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1
10.47	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1
10.48	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2
10.49	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 23, 2016	10.49
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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