Form 10-K
period 2016-12-31
Capnia, Inc.
filed 2017-03-15
CIK 1484565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2016, based on the closing price of $1.16 for shares of the registrant’s common stock as reported by the NASDAQ Capital Market, was approximately $7.7 million. Shares of Common Stock beneficially held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.
As of March 10, 2017 there were 47,479,879 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2016. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Capnia, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2016

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

PART I
ITEM 1. BUSINESS
BUSINESS
Company Overview
We are a diversified healthcare company that develops and commercializes innovative diagnostics, devices and therapeutics addressing unmet medical needs. We have a number of commercial products based on our proprietary technologies, including those which utilize precision metering of gas flow. Our most recent product to launch commercially is Serenz® Allergy Relief, or Serenz, which has a CE Mark certification for sale in the European Union, or E.U. Serenz is a proprietary handheld device that delivers non-inhaled CO2 topically to the nasal mucosa. Serenz is used only when needed, and does not need to be used on a regular basis. We are also selling the CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, excessive hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense is 510(k) cleared for sale in the U.S. and received CE Mark certification for sale in the E.U.
We also develop and market innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets through our wholly owned subsidiary NeoForce, Inc., or NFI. NFI’s primary product is the NeoPip T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other products include temperature probes, scales, surgical tables and patient surfaces.
Our therapeutic technology involves the use of precisely metered nasal carbon dioxide, or CO2, for the potential relief of symptoms related to various diseases. Several randomized placebo controlled trials have shown its efficacy in the symptomatic treatment of allergic rhinitis, and we continue to evaluate our options to further develop this product. In addition, we are pursuing new initiatives for the development of this technology for the treatment of trigeminally-mediated pain disorders such as cluster headache and trigeminal neuralgia, or TN. We also have orphan drug designation for our nasal, non-inhaled CO2 technology for the treatment of TN. We have filed an investigational new drug, or IND, application with the U.S Food and Drug Administration, or FDA, and started enrolling TN patients in a pilot clinical trial in 2016.
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

Serenz Allergy Relief

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

Serenz is based upon the observation that non inhaled CO2 delivered at a low-flow rate into the nasal cavity, alleviates the symptoms of AR by cleansing the nasal mucosa. Serenz is a convenient, hand-held device that delivers low-flow CO2 to the nasal mucosa. It contains a pressurized canister of gas, with approximately enough gas to dose as-needed for one to two weeks. The device is disposable and engineered for ease of use. Our proprietary technology ensures very precise control of aspects such as flow rate and volume, which we believe are both critical to achieve the desired clinical performance.

In our clinical trials to date, Serenz has shown a statistically significant effect within 30 minutes and is well tolerated. We believe that such a therapeutic benefit will position Serenz to be a potential first-line treatment for any AR sufferer. Contrary to dosing with commonly used medications such as antihistamines and nasal steroids, which must be dosed on a regular basis regardless of the presence of symptoms, Serenz is used on an as-needed basis and only when symptoms are present.

One Serenz device contains enough gas for approximately 20 doses, which we believe will treat AR for an average of one to two weeks, depending on frequency of use. We have not determined final pricing for Serenz, but expect to price it at a premium to existing therapies for AR due to the benefits we believe the product provides to patients over such therapies.
Based on clinical trials to date, we believe Serenz exhibits the ideal characteristics of an AR therapeutic, including:

•	Rapid relief

•	Relief from all nasal symptoms

•	Mild side effect profile

•	No known long-lasting side effects

•	Locally acting

•	Non-sedating

•	Non-steroidal

•	Usable on an as-needed basis
Clinical Trials of Serenz in Allergic Rhinitis

We have conducted six randomized, controlled clinical trials involving 975 patients, testing the safety and effectiveness of nasal CO2 in treating the symptoms of AR. Four of these clinical trials were in patients with seasonal AR, or SAR, and two of these clinical trials was in patients with perennial AR, or PAR. In addition, GlaxoSmithKline conducted a trial in 147 patients to assess the consumer appeal of Serenz for patients with nasal congestion. The trials using the as-needed approach showed statistically significant and clinically meaningful effects in both SAR and PAR. The effect is seen on each of the individual nasal and non-nasal symptoms, with as little as a 10 second per nostril application of Serenz. Given the rapid onset and generally mild side effect profile, we believe Serenz is ideally suited for marketing to patients for use on an as-needed basis.

These studies show statistically significant and clinically meaningful effects in both SAR and PAR. The effect is seen on each of the individual nasal and non-nasal symptoms, with as little as a 10 sec/nostril application. The magnitude of the effect appears to be substantially larger than that of antihistamines and in the range of that seen with intranasal corticosteroids. Given the rapid onset and benign side effect profile, Serenz is ideally suited for use on an as-needed basis.

The As-Needed Only Treatment Paradigm

The traditional therapeutics used for the symptomatic treatment of AR have left a significant unmet need in this population. These agents (mostly antihistamines and nasal steroids) are approved for use on a scheduled basis (once a day, twice a day, etc.). This is counter-intuitive given that the symptoms of AR are typically episodic (such as when a subject is exposed to a pollen when they step outdoors in allergy season). The reason for chronic treatment of this episodic disorder is that the available treatments for AR take too long to act. Antihistamines typically take hours to have an effect. They are not very effective and the efficacy decreases further over time for patients and as exposure to allergens continues (whether seasonal or perennial). In addition, antihistamines in general do not have any effect on congestion. Nasal steroids can take days before onset of effect. While they are more efficacious than antihistamines, they must be taken regularly during the allergy season (or indefinitely for perennial allergies). In addition, they have bothersome side effects and are associated with the perception issues that relate to steroid use in general. What is needed is a treatment that can act rapidly – so that it can be taken only when needed. In addition, it should not have any lasting or significant side effects. Serenz has the characteristics of such a treatment.

Serenz as an As-Needed Only Application

The targeted indication as-needed use is supported by the following studies:

•
SAR-2005—This was the first randomized, placebo-controlled trial in subjects with SAR. Symptomatic subjects were treated with a single application of active (nasal CO2) or placebo 60 sec/nostril one time. Symptoms were measured just before and at several time points after the treatment. Statistically significant improvements in symptoms were noted as early as 10 minutes, lasting for as long as 24 hours.

•
C211 (PAR)—This was a randomized, placebo-controlled trial in subjects with PAR. Symptomatic subjects were treated with a single application of active or placebo. Subjects were assigned to one of six treatment groups: CO2 at 5 mL/sec for 10 sec/nostril, CO2 at 10 mL/sec for 10 sec/nostril, CO2 at 5 mL/sec for 30 sec/nostril, CO2 at 10 mL/sec for 30 sec/nostril, placebo for 10 sec/nostril, and placebo for 30 sec/nostril in a 2:2:2:2:1:1 ratio. Symptoms were measured just before and at several time points after the treatment. Statistically significant improvements in symptoms were noted at 30 minutes in the CO2 at 10 mL/sec for 10 sec/nostril group. There was sustained (4-6 hours) relief of symptoms in this group.

•
C216 (SAR)—This was the first multi-application, randomized, placebo-controlled trial in which the nasal CO2 device was used as needed in subjects with SAR. Subjects applied active or placebo 10 sec/nostril only as needed up to six times a day for 14 days. Symptoms were measured just before and at 30 minutes after each treatment during the 14-day treatment period. Statistically significant improvements (p<0.0001) in symptoms were noted at 30 minutes after each treatment during the 14-day treatment period. These results show that the nasal CO2 device is effective for the prn treatment of SAR symptoms. The effect is rapid and the effect size is large.

Scheduled Dosing Studies with Serenz

Other studies conducted for AR have evaluated the more traditional paradigm of scheduled dosing. Effectiveness measurements in these studies, based on a Guidance Document published by the FDA, are recorded in the morning and evening, regardless of the time of the treatment or pre-treatment symptoms. These measurements therefore reflect the overall symptomatic relief during the day as opposed to measuring the true effect of a treatment. Measurement of post-treatment scores in this scheduled dosing paradigm show the efficacy to be predictably lacking since pretreatment scores are low (subjects treat when they are scheduled to, regardless of whether they need to based on worse symptoms). The following two studies evaluated twice a day and four times a day scheduled dosing in subjects with SAR:

•
C215 (SAR)—This was the first multi-application, randomized, placebo-controlled trial in subjects with SAR.Significantly symptomatic subjects were treated with a multi-application of active or placebo 10 sec/nostril two times a day for 14 days. Symptoms were measured just before the treatment. Prior to initiating the 14-day treatment period, subjects applied either active or placebo 10 sec/nostril in the clinic. Symptoms were measured just before and at several time points after this initial application. There were no statistically significant improvements in TNSS during the 14-day treatment period. However, a statistically significant improvement in symptoms was noted at 30 minutes and persisted for 6 hours after the first application, once again supporting the paradigm of as needed only use.

•
C218 (SAR)—This was a multi-application, randomized, placebo-controlled trial in which the nasal CO2 device was used four times a day in subjects with SAR. Significantly symptomatic subjects applied active or placebo 10 sec/nostril four times a day for 14 days. Symptoms were measured just before and at 30 minutes after the treatment during the 14-day treatment period. There were no statistically significant improvements in TNSS during the 14-day treatment period. Predictably, the average pre-treatment symptoms were low in this study- which may have been the primary driver of the lack of response.

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

Serenz Regulatory Status

We have CE Mark certification for Serenz.

The approval route for Serenz in the U.S. may be through a drug-device combination approval or a device approval. In the case of a drug-device combination, a new drug application, or NDA, filing with the FDA will be required. Additional randomized, controlled clinical trials may be necessary to obtain approval. If it is a device approval pathway, it may be either via the premarket approval application process, a de novo 510(k) pathway, or traditional 510(k). We are currently reviewing regulatory pathway options including the possibility of marketing Serenz as a Class I, 510(k) exempt device in the U.S.

Market opportunity

Independent market research has confirmed that nearly 23% of the population in the U.K., France, Germany, Italy and Spain suffers from AR. An estimated 9% of the population is being treated by their physician, and 2% self-treats for allergies. Greater than 75% of physician-treated patients and 100% of self- treated individuals use over the counter, or OTC, allergy products as part of their regimen, resulting in the OTC market segment for adults aged 18 or older at approximately 25 million people in these five countries. Quantitative market research in three major European countries was conducted to determine the level of consumer interest in an OTC allergy relief product with the benefits of Serenz. Despite many lower priced treatment options available to consumers, approximately 27% of those surveyed indicated a willingness to pay a premium for a product like Serenz. We believe that the population of consumers willing to pay a premium for an OTC allergy product to be the market opportunity for Serenz.

The length of allergy season varies across Europe, but on average, it ranges from April to September. Allergy season is weather dependent, and a cold, rainy season can naturally improve symptoms for many sufferers, reducing the need for OTC treatments. Based on our research, we expect that consumers will treat themselves two to three times per day during the course of allergy season. Both previous market research and current experience with our U.K. pilot test market show strong product satisfaction and repurchase rates. We expect approximately 75% of individuals who try Serenz to repurchase the product throughout the duration of allergy season.

Although some allergy sufferers experience symptoms throughout the year, we plan to focus our sales and marketing efforts on seasonal AR which represents the vast majority of treatment needs. We plan to generate awareness through direct to consumer, or DTC, marketing through internet and social media advertising campaigns and through pharmacy marketing channels. We do not have plans for physician marketing in 2017, which may limit our ability to create demand with physician-treated patients. We have seen positive feedback from DTC customers in the U.K. who value the format and delivery system of Serenz for rapid allergy relief, and we believe we can reach a significant portion of the OTC audience through the DTC and pharmacy channels.

Sales and Marketing

In the second quarter of 2016, we initiated a pilot launch of Serenz in the U.K and Ireland. We entered into distribution agreements with UK-based pharmacy chains, Paydens Group and Weldricks Pharmacy Limited, providing access to more than retail pharmacy locations in the UK, as well as through their respective online website sales channel.

In Ireland, we entered into a distribution agreement with Medinutrix, a leading developer of OTC health products and natural therapies. Under the terms of the agreement, Medinutrix is initially providing Serenz to 25 community pharmacies as part of the pilot launch in Ireland.

Serenz market segmentation will focus on allergy sufferers who wish to try a solution that is:

•	Local topical and safe treatment

•	Only used as needed

•	Well-tolerated side effect profile (side effects, if they occur, are transient and resolve once cleansing is done

•	Rapid relief

•	Portable and convenient

•	Affordable
We plan to pursue additional pilot sales launches in select geographies through leading local and regional distributors and retailers. We also plan to engage consumers with geography-focused, direct to consumer marketing efforts utilizing digital and traditional media to optimize our media mix and consumer messaging.

Pricing

Since Serenz offers a number of benefits to allergy sufferers over existing treatment regiments, we plan to price the product at a premium relative to other OTC therapies. Our market research has identified a large segment of allergy sufferers who are willing to pay a premium for rapid, as needed relief with convenient, no-mess delivery. Our marketing efforts will focus on targeting and growing awareness with the segment of allergy sufferers willing to pay a premium. In some of the E.U. markets such as the U.K., consumers pay very little out-of-pocket for allergy medication, which may slow our ability to grow uptake with a premium price. Our commercial strategy will focus on out-of-pocket OTC sales, with no plans to apply for reimbursement until 2018.

Competition

The main competitors in the space are oral and nasal antihistamines and nasal steroids. Oral antihistamines (such as Claritin, Clarinex, Cetrizine, etc.) account for a substantial proportion of the OTC market. Prescription as well as OTC nasal steroids (Rhinocort, Budesonide, Nasocort, etc.) are commonly used as well. Other pharmaceutical products such as leukotriene inhibitors are also prescribed and nasal saline rinses are are also widely available OTC.

CoSense

CoSense is our first Sensalyze Technology Platform product to receive 510(k) clearance from the FDA and CE Mark certification. CoSense measures ETCO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. Our first target market is for the use of ETCO measurements to aid in detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. Hemolysis can place neonates at high risk for hyperbilirubinemia and resulting neurodevelopmental disability. The AAP recommends the use of ETCO monitoring to evaluate neonates for hemolysis, but, other than CoSense, there is no device currently on the market as accurate as CoSense for physicians to effectively monitor ETCO in clinical practice.

Hemolysis and Bilirubin

We estimate that approximately one third of the 9.2 million newborns in the U.S. and E.U. each year are at risk for hemolysis under current practice, representing approximately 3.1 million newborns. We believe that many of these newborns are tested for hemolysis, but using relatively inaccurate and/or invasive diagnostic methods. Retrospective analysis of data, including data from over 54,000 newborns compiled by the Collaborative Perinatal Project sponsored by the National Institutes of Health, or NIH, suggests that the only factor that predisposes newborns with jaundice to adverse neurodevelopmental outcomes is the concurrent presence of hemolysis. Hemolysis can be caused by a number of factors, including physical trauma and bruising, blood group incompatibility, autoimmune disorders, and genetic causes such as sickle cell disease and glucose-6-phosphate dehydrogenase (G6PD) enzyme deficiency. Because bilirubin is the chemical byproduct of the destruction of hemoglobin from red blood cells, hemolysis causes bilirubin production to spike. Bilirubin is yellow in color, and if present in excessive amounts in the body, known as hyperbilirubinemia, it can be deposited in tissues such as the skin and conjunctiva. The condition manifests as a yellowing of skin and conjunctiva and is called jaundice. Elevated levels of bilirubin are particularly dangerous to neonates, who have immature livers and lack the adult ability to excrete bilirubin. Neonates also lack a well-formed blood-brain barrier to prevent bilirubin from entering the central nervous system, or CNS, where bilirubin is known to be toxic to neuronal tissue.

Adverse Effects of Jaundice and Hyperbilirubinemia

Every year approximately 143 million babies are born world-wide, of which 4.0 million are in the U.S. and 5.2 million in the E.U. It is estimated that up to 60% of term neonates and 80% of preterm neonates may have jaundice. Many neonates have jaundice, which is related to a decreased capacity of the neonate to excrete bilirubin into the intestinal tract for elimination from the body, or from a decreased capacity of the liver to conjugate bilirubin for excretion. These neonates will often normalize their bilirubin levels without a need for treatment. When treatment is required, it is usually via phototherapy, which typically involves isolating the baby in a chamber that directs blue-wavelength light to the baby’s skin. The light penetrates the skin and breaks down bilirubin via a photochemical reaction over a period of several hours. When treatment is performed in a timely fashion, adverse outcomes can be avoided. Some neonates with jaundice, however, will develop adverse neurodevelopmental outcomes related to hyperbilirubinemia if not properly treated.

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

Limitations of Current Diagnostic Methods

It has been reported in peer-reviewed publications that the presence of hemolysis in a neonate with jaundice is a predictor of adverse neurodevelopmental outcomes. If neonates with high rates of hemolysis could be identified before they are discharged from the hospital, treatment could begin earlier, exposure to excessive bilirubin would be minimized and readmissions for jaundice would be reduced. Prior to the introduction of CoSense accurate tools for diagnosing hemolysis in neonates were not available in the market. Tests that are commonly performed to assess hemolysis such as serial hematocrit levels, reticulocyte counts, Coombs test and peripheral smear, are all invasive blood tests, involving painful heel sticks to draw the blood and are less useful in neonates due to physiologic changes resulting from childbirth. For example, hematocrit levels and reticulocyte counts may be elevated in neonates unrelated to pathological conditions and may therefore confound the diagnosis of hemolysis, which typically involves low hematocrit and high reticulocyte counts. The Coombs test is a blood test that detects antibodies that can cause hemolysis, is used extensively as a measure of hemolysis; however, it often requires a painful heel stick to draw a blood sample, and other conditions besides hemolysis may trigger a false positive or false negative Coombs test. In spite of this limitation, we believe that the Coombs test remains the most frequently used diagnostic for hemolysis by physicians.

Today, the AAP recommends that all neonates be routinely tested for bilirubin levels at some point prior to being discharged from the hospital, although other organizations such as the United States Preventive Services Task Force, or USPSTF, have not made similar recommendations. In many hospitals this is done via a blood test, although transcutaneous bilirubin meters are now available to test bilirubin levels non-invasively through the skin. Inaccurate results with use of these devices have been reported based on serum bilirubin level, measurement site, race, and ethnicity. In addition, bilirubin levels reflect only a point in time rather than the rate of increase, and therefore, may not address the risk of subsequent adverse outcomes. These tests do not capture the rate of bilirubin production or the presence/absence of hemolysis, leaving the physician uncertain as to the patient’s level of risk. Since many babies have bilirubin levels in a range described as “low and high intermediate risk” by current treatment guidelines, it is difficult for physicians to decide whether to treat aggressively or more conservatively.

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

Also, neonates are typically discharged from the hospital at approximately 48 hours of normal birth in the U.S. and hospitals are under pressure to discharge even earlier, in order to reduce costs and manage inpatient capacity. Bilirubin levels, however, typically peak more than 72 hours post birth. We believe that neonates with hemolysis can experience bilirubin levels in the intermediate risk range at time of discharge, but can spike rapidly to neurotoxic levels in the post-discharge period, out of the range expected based on the “Bhutani nomogram.”

Physicians need to identify the cause of the jaundice and, based upon these findings, determine whether the infant is at serious risk for BIND, ABE, or kernicterus. However, physicians often have a diagnostic dilemma as to what is causing the jaundice. It is often not possible, with current diagnostic techniques and clinical workflow, to test whether it is merely a physiologic jaundice that poses little risk, or some other process that presents a serious risk to the neonate. Risk arises primarily from the presence of hemolysis, which leads to hyperbilirubinemia that persists rather than resolving spontaneously. As a result of the serious consequences of hyperbilirubinemia, the AAP recommends that all neonates be closely monitored for jaundice, and has called for physicians to determine the presence or absence of hemolysis in order to make appropriate treatment decisions. As a result, there are both clinical need and physician interest in the development of accurate and non-invasive methods for detecting hemolysis. CoSense addresses this need by serving as a tool to measure a baby’s exhaled CO to detect the rate of hemolysis accurately, and does so via a point-of-care measurement that does not require a heel stick. CoSense delivers results within minutes, which may enable more timely treatment than the current standard of care.

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

CoSense is a point-of-care device that consists of a light-weight, portable monitoring device and a single-use nasal cannula, which we refer to as our Precision Sampling Set, or PSS. The PSS is placed just inside the nostril of the patient and is connected to the device. The CoSense device is turned on and acquires the breath signal while the patient breathes. Appropriate sample acquisition takes an average of 30 seconds. The PSS can then be removed from the patient and the device takes another four minutes to report the test result.

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
In another study conducted at Intermountain Healthcare Institutions, ETCO was measured in 100 neonates with a total bilirubin greater than the 75th percentile on the Bhutani nomogram during birth hospitalization. Thirty-seven had elevated ETCO values (ETCO greater than 2 ppm) and 11 of these 37 were found to be Coombs positive and the remaining 26 had other etiologies. Thirty-six of the 37 with elevated ETCO had repeat total bilirubin monitoring within 24 hours of discharge from the hospital. Of the 100 neonates, none was re-hospitalized for jaundice treatment. In comparison, 3,535 neonates who did not have an ETCO measurement during this period at these hospitals had a total bilirubin, or TB, level greater than the 75th percentile on the Bhutani nomogram. Of these 3,535 neonates, 106 were re-hospitalized for jaundice between 3 and 11 days of life (rate = 2.99 per 100 neonates). This study showed that it is feasible to use CoSense to measure ETCO and, when an elevated ETCO is found during birth hospitalization, parents were likely to comply with advice to have the TB level rechecked within 24 hours of discharge. The results of this study were published in an article titled, “Measuring End-Tidal Carbon Monoxide of Jaundiced Neonates in the Birth Hospital to Identify Those with Hemolysis,” in Neonatalogy 2016.
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
Another article titled, “Identification of neonatal hemolysis: an approach to pre-discharge management of neonatal hyperbilirubinemia,” was electronically published ahead of print in Acta Paediatr. 2016 Jan 23. This article included results from 79 newborns with a GA greater than 35 weeks and birthweight greater than 2000 grams, who were enrolled at Lucile Packard Children’s Hospital. For each newborn, up to four ETCO measurements were taken once per day for up to four days of life in conjunctions with TB levels. This study confirmed that pre-discharge measurements of TB together with ETCO can be used as an index of increased bilirubin loads due to hemolysis.
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

Sales and Marketing

CoSense is indicated for the measurement of ETCO, which can be used for the detection of the rate of hemolysis. The initial target market for CoSense is to measure ETCO levels in neonates to evaluate for the presence, or the rate, of hemolysis. In January of 2016, we entered into a distribution agreement with Bemes to market and distribute CoSense and our consumable PSS exclusively for sales, marketing, distribution and field service activities in the U.S. Under the terms of this agreement, Bemes currently has the exclusive right for sales, marketing, distribution and field service activities for CoSense in the U.S. Bemes relies on a network of subdistributors, which will allow nationwide distribution of CoSense with 52 sales representatives in eight independent territories covering almost every state. Sales training for the distributors was completed at the end of March 2016. While our efforts will continue to focus on establishing an installed base of CoSense devices and building clinical support for the device, we expect sales of the consumable PSS to be the largest component of our revenue over time. In addition, we are currently reviewing whether to terminate this agreement with Bemes and work directly with the network of sub-distributors.

In the rest of the world, we expect to partner with distributors in each country or region, with oversight and marketing assistance from our own personnel. In 2016, we entered into distribution agreements with independent distributors located in China, India and Canada. We continue discussions with distributors in additional geographies.
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

•
Collaborate with key specialty societies, including the AAP, Pediatric Academic Societies, American Academy of Family Physicians and patient advocacy groups such as Parents of Infants and Children with Kernicterus, to ensure ongoing support for ETCO testing in clinical guidelines and to identify opportunities for expanding awareness of ETCO among their respective constituencies.

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
Resuscitation and the First Breaths of Life
Neonatal resuscitation skills are essential for all health care providers who are involved in the delivery of newborns. The transition from fetus to newborn requires intervention by a skilled individual or team in approximately 10% of all deliveries. In the U.S., 81% of all babies are born in nonteaching level I or II hospitals. In these hospitals, the volume of delivery service may not provide sufficient economic justification for the continuous in-hospital presence of specialists with high-risk delivery room experience, as recommended by the AAP Neonatal Resuscitation Guidelines and the American College of Obstetricians and Gynecologists. Perinatal asphyxia and extreme prematurity are the 2 complications of pregnancy that most frequently necessitate complex resuscitation by skilled personnel. However, only 60% of asphyxiated newborns can be predicted ante partum. The remaining newborns are not identified until the time of birth. Additionally, approximately 80% of low-birth-weight infants (infants less than 2kg) require resuscitation and cardio pumonary stabilization at post delivery.
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
Sales and Marketing
We intend to leverage the existing channels that we have in place to sell the products through NFI. NFI has a well-established and efficient telemarketing presence that will supplement and extend our current distribution channel. In the U.S., we will continue to sell via a direct sales force, with potential augmentation of our reach via distributors. In the E.U., we expect to partner with distributors in each country, with oversight and marketing assistance from our personnel.
Our U.S. direct sales efforts will continue to focus on large hospital systems with high volumes of births as the call points and decision makers for both NFI and CoSense customers are nearly identical. NFI has an installed base of over 300 customers and the existing relationships are anticipated to have a positive impact on creating interest in CoSense.
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
The International Headache Society describes TN as a disorder characterized by recurrent unilateral brief electric shock-like pains, abrupt in onset and termination, limited to the distribution of one or more divisions of the trigeminal nerve and triggered by innocuous stimuli. There may be persistent background facial pain of moderate intensity. Based on extensive review of literature, we currently estimate that approximately 180,000 people are afflicted with TN in the U.S.
We have orphan drug designation for our nasal, non-inhaled CO2 technology for the treatment of TN. We filed an IND with the FDA and started enrolling patients in a pilot clinical trial in early 2016.
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
We have an agreement with Clinvest, a division of Banyan Group, Inc., to conduct an investigator-sponsored clinical trial evaluating our nasal, non-inhaled carbon dioxide on up to 25 patients with episodic cluster headaches.
We have also commenced enrollment in a pilot, single-center, investigator-sponsored clinical trial evaluating our proprietary nasal, non-inhaled CO2 technology for the treatment of cluster headaches. The primary efficacy endpoint of the trial is the greatest change from pre-treatment headache pain intensity to post treatment.

Manufacturing
We currently manufacture CoSense monitors at our facility in Redwood City, California. We assemble components from a variety of original equipment manufacturer, or OEM, sources. Our manufacturing facility is registered with the FDA and certified to the ISO 13485 standard, the internationally harmonized regulatory requirement for quality management systems of medical device companies. We may, depending on sales volume and ongoing requirements in specific sales geographies, outsource manufacturing of components, or finished goods, to various OEMs in the future.
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
On May 11, 2010, we entered into an Asset Purchase Agreement with BioMedical Drug Development, Inc., or BDDI, pursuant to which BDDI agreed to sell certain technology to us and BDDI received and was entitled to receive, among other consideration, certain royalty payments related to the technology. On June 4, 2012, George Tidmarsh and BDDI entered into an Asset Purchase Agreement, pursuant to which, among other things, the Asset Purchase Agreement was assigned and transferred to Mr. Tidmarsh. On June 30, 2015, we entered into an Agreement and First Amendment to Asset Purchase Agreement with Mr. Tidmarsh and BDDI, whereby, among other things patent was purchased by us and, the royalty payments under the Asset Purchase Agreement were terminated. Pursuant to the Agreement and First Amendment to Asset Purchase Agreement, we (i) entered into a Common Stock Purchase Agreement with Mr. Tidmarsh whereby we issued 40,000 shares of Common Stock to Mr. Tidmarsh and (ii) paid $150,000 to Mr. Tidmarsh and agreed to pay an additional $100,000 on each of the six, twelve and eighteen month anniversary of the Agreement and First Amendment to Asset Purchase Agreement. On December 21, 2016, we paid the last installment of $100,000. We have capitalized the fair value of the patent purchased as an intangible asset on our consolidated balance sheet, and we are amortizing the intangible asset over the remaining useful life of the patent.

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
NFI Patent Portfolio

NFI has designed and patented a device (Ispira) leveraging its neonatal resuscitation product platform to provide effective rescue breaths to pediatric and adult patients in conjunction with integrated cardiac defibrillators.
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
A U.S. utility patent application for the Ispira was filed with the U.S. Patent and Trademark Office on July 17, 2007 and was assigned serial number 11/779,037, or the US Application. Claims 1-25 were accepted and pending in the application. The US Application was published as US 2009/0020127 on January 22, 2009. The patent was subsequently issued in July of 2011 and assigned patent #7,980,244. An international patent application under the PCT was filed on July 17, 2008 and assigned application number PCT/US2008/070332, or the PCT Application. The PCT Application claims priority to the US Application. The PCT Application published as PCT publication WO2009/012386 on January 22, 2009. An International Search Report, or ISR, was issued on January 30, 2009, for the PCT Application. In the ISR, claims 1-25 were found to be novel and to have industrial applicability.
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
FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. generally involves:

•	completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice regulation;

•	submission to the FDA of an IND, application for human clinical testing which must become effective before human clinical trials may begin in the U.S.;

•	approval by an institutional review board, or IRB, at each clinical trial site before a trial may be initiated at the site;

•
performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or GCP regulations, to establish the safety and efficacy of the proposed drug product for each intended use;

•
satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations, and for devices and device components, the FDA’s Quality Systems Regulation, or QSR, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

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
We could be subject to substantial penalties for violations of these laws, including denial of payment and refunds, suspension of payments from Medicare, Medicaid or other federal healthcare programs and exclusion from participation in the federal healthcare programs, as well as civil monetary and criminal penalties and imprisonment. One of these statutes, the False Claims Act, is a key enforcement tool used by the government to combat healthcare fraud. The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, violations of the federal physician self-referral laws, such as the Stark laws discussed below, may also violate false claims laws. Liability under the False Claims Act can result in treble damages and imposition of penalties. For example, we could be subject to penalties of $5,500 to $11,000 per false claim, and each use of our product could potentially be part of a different claim submitted to the government. Separately, the U.S Department of Health and Human Service, or HHS, office of the Office of Inspector General, or OIG, can exclude providers found liable under the False Claims Act from participating in federally funded healthcare programs, including Medicare. The steep penalties that may be imposed on laboratories and other providers under this statute may be disproportionate to the relatively small dollar amounts of the claims made by these providers for reimbursement. In addition, even the threat of being excluded from participation in federal healthcare programs can have significant financial consequences on a provider.
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
Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by Health Care and Education Affordability Act, or PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes, effective March 23, 2010. Pursuant to the statutory amendment, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Sanctions for violations of the federal Anti-Kickback Statute may include imprisonment and other criminal penalties, civil monetary penalties and exclusion from participation in federal healthcare programs.
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
Outside of the E.U., regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of medical devices prior to granting marketing approval. For example, in China, approval by the SFDA, must be obtained prior to marketing an medical device. In Japan, approval by the MHLW following review by the Pharmaceuticals and Medical Devices Agency is required prior to marketing an medical device. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter or less costly. The timeline for the introduction of new medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become more lengthy and costly over time.
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

Recent Developments

Merger with Essentialis

On December 22, 2016, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Essentialis, Inc., a Delaware corporation, or Essentialis. On March 7, 2017, we completed the previously announced merger pursuant to the Merger Agreement, with Essentialis as the surviving corporation and becoming our wholly-owned subsidiary. Under the terms of the Merger Agreement, in connection with the closing of the transactions contemplated by the Merger Agreement, the former holders of Essentialis stock received an aggregate of 18,916,940 shares of our common stock. We held back an 913,379 shares of our common stock as partial recourse to satisfy any indemnification claims made by us under the Merger Agreement, and such shares of our common stock will be issued to Essentialis stockholders on the one year anniversary of the closing (subject to the limitations set forth in the Merger Agreement). We are also obligated to issue an additional 4,566,948 shares of common stock to Essentialis stockholders upon the achievement of a development milestone associated with Essentialis’ product. Assuming that we issues all of the shares of our common stock held back and the development milestone is achieved, we would issue a total of 24,397,306 shares of common stock to Essentialis stockholders. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, we are obligated to make cash earnout payments of up to a maximum of $30 million to Essentialis stockholders. The merger consideration described above will be reduced by any such shares of common stock issuable, or cash earnout payments payable, to Essentialis’ management carve-out plan participants and other service providers of Essentialis, in each case, in accordance with the terms of the Merger Agreement. Certain stockholders of Essentialis, including Vivo Ventures Fund V L.P. and its affiliated entities (“Vivo”), Technology Partners Fund VII, L.P. and its affiliated entities (“Technology Partners”) and Forward Ventures V, L.P. (“Forward”), are affiliated with certain members of our board of directors, including the three directors appointed to the board of directors in connection with the closing of the merger will receive a portion of the merger consideration in their capacities as former stockholders of Essentialis.

Essentialis is a privately held, clinical stage biotechnology company focused on the development of breakthrough medicines forthe treatment of rare metabolic diseases where there is increased mortality and risk of cardiovascular and endocrine complications. To date, Essentialis’s efforts have focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis has tested Diazoxide Choline Controlled Release Tablet, or DCCR, as a treatment for Prader-Willi syndrome, or PWS, a complex metabolic/neurobehavioral disorder.

Aspire PIPE Financing

On January 27, 2017, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, an Illinois limited liability company, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million of our shares of common stock over the approximately thirty month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 708,333 shares of our common stock as a commitment fee, or the Commitment Shares. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, or the 2017 Registration Rights Agreement, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. We filed a registration statement on Form S-1 on February 1, 2017 that was declared effective by the United States Securities and Exchange Commission, or SEC, on February 15, 2017 and which covers the shares of common stock issued or issuable to Aspire Capital pursuant to the Purchase Agreement.

Financing

On March 7, 2017, we entered into common stock purchase agreements, or 2017 Financing, with certain new and existing investors who previously delivered non-binding indications of interest to us to participate in a financing of $8 million in connection with the merger with Essentialis. Under the terms of the 2017 Financing we agreed to sell to the purchasers, in a private placement, an aggregate of 8,333,333 shares of our common stock, par value $0.001 per share, at a purchase price of $0.96 per share for gross proceeds of approximately $8 million. This financing closed concurrently with the closing of the merger with Essentialis on March 7, 2017. The 2017 Financing provided for the sale of our common stock to the investors and under the terms of the Financing, we agreed to use commercially reasonable efforts to file a registration statement covering the resale of the shares of our common stock sold to purchasers in this financing within 45 days of the closing. Certain purchasers, including Vivo Ventures, Technology Partners, and Forward Ventures are affiliated with members of our board of directors, including the three directors appointed to our board of directors in connection with the closing of the merger with Essentialis. The shares issued in this financing will not initially be registered under the Securities Act of 1933, as amended, and will be subject to restrictions and limitations on transfer under U.S. Securities laws.

Employees
As of December 31, 2016, we had 26 full-time employees and 3 full-time or part-time consultants providing services to us. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS
An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below together with all the of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.
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
We are a developer of therapeutics and diagnostics with a limited commercialization history. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of December 31, 2016, we had an accumulated deficit of $98.3 million.
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
The commercialization of our products, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of December 31, 2016, we had approximately $2.7 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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
The extent to which we utilize the 2017 Aspire Purchase Agreement (see Note 2) with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, the volume of trading in our Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the 2017 Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our Common Stock under the 2017 Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $0.25 per share. Even if we are able to access the full $17.0 million under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.
On October 12, 2015, we entered into the Securities Purchase Agreement, or the 2015 Sabby Purchase Agreement with funds managed by Sabby Management, LLC, or Sabby, to purchase up to $10 million of Series A Convertible Preferred Stock, or Preferred Stock, together with related Series D Warrants to purchase shares of our Common Stock, or the Series D Warrants. The sale of the Preferred Stock took place in two separate closings. On October 15, 2015, the date of the first closing, we received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing, we received proceeds of approximately $5 million, net of $0.5 million in estimated expenses.
On July 5, 2016 and September 29, 2016, we issued $3,151,000 and $10,629,000 worth of shares of Series B Convertible Preferred Stock, respectively, which are convertible into 13,780,000 shares of our Common Stock, to funds affiliated with Sabby Management, LLC, or Sabby, pursuant to a Securities Purchase Agreement, or the 2016 Sabby Purchase Agreement, by and among us and Sabby.
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
We may not be successful in commercializing our approved products
Our efforts to launch CoSense into the neonatology marketplace and Serenz in the E.U. are subject to a variety of risks, any of which may prevent or limit sales of CoSense and Serenz. Furthermore, commercialization of products into the medical marketplace is subject to a variety of regulations regarding the manner in which potential customers may be engaged, the manner in which products may be lawfully advertised, and the claims that can be made for the benefits of the product, among other things. Our lack of experience with product launches may expose us to a higher than usual level of risk of non-compliance with these regulations, with consequences that may include fines or the removal of our approved products from the marketplace by regulatory authorities.
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
Our principal competition for CoSense comes from mainstream diagnostic methods, used by physicians for many years, which focus on invasive blood tests such as the Coombs test, blood counts and serum bilirubin. In addition, transcutaneous monitors of bilirubin also create a competitive threat. It may be difficult to change the methods or behavior of neonatologists and pediatricians to incorporate CoSense in their practices in conjunction with, or instead of, blood tests.
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
In recent years, we have incurred significant costs in connection with the development of CoSense. For the three and twelve months ended December 31, 2016, our research and development expenses were $1 million and $5.2 million, respectively. We expect our expenses to increase for the foreseeable future, as we conduct studies of CoSense and continue to develop our planned products, including tests for hydrogen nitric oxide and other analytes. We will also incur significant expenses to establish a sales and marketing infrastructure, and to drive adoption of and reimbursement for our products. As a result, we need to generate significant revenues in order to achieve sustained profitability.
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
The approval route for Serenz in the U.S. may be through a device approval or a drug-device combination approval. If it is a device approval pathway, it may be either via the PMA process, a de novo510(k) pathway, or traditional 510(k). Additional randomized, controlled clinical trials and other development work may be necessary to obtain approval. The approval process may take several years to complete, and approval may never be obtained. Before obtaining regulatory approvals for the commercial sale of Serenz for treatment of AR, we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned product is safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Serenz may not achieve the required primary endpoint in the clinical trial, and Serenz may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls are adequate. Additionally, the FDA may determine that Serenz should be regulated as a combination product or as a drug, and in that case, the approval process would be further lengthened.
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

•
our ability, or that of third-party manufacturers that we may retain, to manufacture quantities of Serenz using commercially viable processes at a scale sufficient to meet anticipated demand and reduce our cost of manufacturing, and that are compliant with cGMP regulations;

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
The regulatory pathway for approval of Serenz in the U.S. has not been determined. However, there is a significant risk that the FDA will require us to file for approval via the PMA pathway for devices, or may classify Serenz as a drug-device combination that must be approved via the NDA pathway typically used for drug products. In either of these cases, the FDA may require that additional randomized, controlled clinical trials be conducted before an application for approval can be filed. These are typically expensive and time consuming, and require substantial commitment of financial and personnel resources from the sponsoring company. These trials also entail significant risk, and the data that results may not be sufficient to support approval by the FDA or other regulatory bodies.
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
The mechanism of action of Serenz has not been fully determined or validated
The exact mechanism of action(s) of Serenz is unknown. Therapeutics are increasingly focused on target-driven development, and an understanding of a future product’s mechanism of action is typically believed to make development less risky. The FDA may view this as increasing the potential risks, and diminishing the potential benefits, of Serenz. In addition, potential partners may view this as a limitation of the program, and it may be more challenging for us to obtain a partnership on favorable terms as a result.
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

•	regulators may not approve our proposed clinical development plans;

•	regulators or IRBs may not authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;

•	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the supply or quality of our planned products or other materials necessary to conduct clinical studies of our planned products may be insufficient or inadequate.
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
In the U.S., while we expect payments for CoSense to be part of a DRG (also known as a bundled payment) we may have to obtain reimbursement for it from payors directly. There may be significant delays in obtaining reimbursement for CoSense, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.
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
As part of our business strategy, we may pursue acquisitions or licenses of assets or acquisitions of businesses, including the merger of Essentialis pursuant to Merger Agreement entered into on December 22, 2016. We completed the merger with Essentialis, Inc. on March 7, 2017, and concurrently with the closing of the Merger, completed financing transaction with total aggregate proceeds of approximately $10 million from current stockholder and new investors (see Note 14). We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our product offerings or sales and distribution resources. Our company has limited experience with acquiring other companies, acquiring or licensing assets or forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations.
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
The CoSense monitor also stores test results, a feature which assists medical professionals in interfacing the device with electronic medical records systems. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009, or ARRA, Congress amended the privacy and security provisions of the HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities, collectively referred to as business associates. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose health information has been inappropriately accessed or disclosed: notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

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
As of December 31, 2016, we had 26 employees and 3 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents or applications will be due to be paid by us to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and this circumstance would have a material adverse effect on our business
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents.
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
In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the PPACA, was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The PPACA, among other things:

•	imposes a tax of 2.3% on the retail sales price of medical devices sold after December 31, 2012;

•	could result in the imposition of injunctions;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations; and

•	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer

•
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

•
the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the HHS information related to physician payments and other transfers of value and physician ownership and investment interests;

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
Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 1, 2016 through December 31, 2016, the reported high and low prices of our Common Stock ranged from $0.73 to $1.85. As a result of this volatility, investors may not be able to sell their Common Stock at or above the purchase price. The market price for our Common Stock may be influenced by many factors, including the following:

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
Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales may occur, could materially and adversely affect the price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. All of our shares of Common Stock are freely tradable, without restriction, in the public market, except for any shares held by our affiliates.
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
In connection with the sale and issuance of Series B Convertible Preferred Stock to Sabby pursuant to the 2016 Sabby Purchase Agreement, we also amended the Series D Common Stock Purchase Warrants issued to Sabby under the 2015 Sabby Purchase Agreement entered into with Sabby on October 12, 2015, or the 2015 Sabby Purchase Agreement. The per share exercise price of the Common Stock underlying the Series D Common Stock Purchase Warrants was reduced from $2.46 per share to $1.75 per share, which may result in sales of substantial amounts of the underlying Common Stock in the public market, or the perception that these sales may occur, and which could materially and adversely affect the price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.
In addition, on March 7, 2017, as contemplated by the Merger Agreement, we issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares may, in the future, be available for resale upon the filing of a registration statement that covers such shares and which has been declared effective by the SEC, and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital pursuant to the 2017 Aspire Purchase Agreement. Aspire Capital may ultimately purchase all, some or none of the $17.0 million worth of common stock, of which $2 million was sold on March 7, 2017, issuable under the 2017 Aspire Purchase Agreement, including the 708,333 Commitment Shares. All the shares issued under the Aspire Purchase Agreement are eligible for future resale under a registration statement on Form S-1 on February 1, 2017 that was declared effective by the SEC on February 15, 2017.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or IPO, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may suffer or be more volatile.
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
Our executive officers, directors and stockholders own a majority of our outstanding Common Stock. Entities associated with Vivo Ventures and our Chairman, Ernest Mario, as of December 31, 2016, own approximately 55% of our Common Stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Our ability to use our net operating loss carry forwards and certain other tax attributes will be limited.
Our ability to utilize our federal net operating loss, carryforwards and federal tax credit will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). During the year ended December 31, 2016, we experienced an “ownership change”, which will limit our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability to us.
Our Common Stock is eligible for sale and as a result, any such sales could depress the market price of our Common Stock.
As of December 31, 2016, we had Series A Warrants outstanding exercisable for an aggregate of 2,425,605 shares of Common Stock, Series C Warrants outstanding exercisable for an aggregate of 590,415 shares of Common Stock, Series D Warrants outstanding exercisable for an aggregate of 2,930,812 shares of Common Stock and other warrants exercisable for an aggregate of 571,906 shares of Common Stock. As of December 31, 2016, we had 12,780 shares of Series B Convertible Preferred Stock outstanding exercisable for an aggregate of 12,780,000 shares of Common Stock. As of December 31, 2016, 2,908,430 options to purchase shares of our Common Stock were issued and outstanding with a weighted average exercise price of $3.42 per share. The sale or even the possibility of sale of the shares of Common Stock, or the exercise of options or warrants to purchase shares of our Common Stock and subsequent sale thereof could substantially reduce the market price for our Common Stock or our ability to obtain future financing.
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
In addition, on March 7, 2017, as contemplated by the Merger Agreement, we issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares may, in the future, be available for resale upon the filing of a registration statement that covers such shares and which has been declared effective by the SEC, and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital pursuant to the 2017 Aspire Purchase Agreement. Aspire Capital may ultimately purchase all, some or none of the $17.0 million worth of common stock, of which $2 million was sold on March 7, 2017, issuable under the 2017 Aspire Purchase Agreement, including the 708,333 Commitment Shares. All the shares issued under the Aspire Purchase Agreement are eligible for future resale under a registration statement on Form S-1 on February 1, 2017 that was declared effective by the SEC on February 15, 2017.
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
We have listed our Common Stock and Series A Warrants on NASDAQ. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, market capitalization above certain specified levels and minimum bid requirement of $1.00 per common share. On October 24, 2016, we received a letter from the Listing Qualifications Department of NASDAQ indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on NASDAQ pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until April 24, 2017, in which to regain compliance pursuant to NASDAQ Listing Rule 5810(c)(3)(A). In addition, we do not expect to become profitable for some time and there is a risk that our shareholders’ equity could fall below the $2.5 million level required by NASDAQ. If we do not regain compliance with the minimum bid requirement or our shareholders' equity falls below $2.5 million, it will cause us to fail to conform to the NASDAQ listing requirements on an ongoing basis, which in turn could cause our Common Stock to cease to trade on the NASDAQ exchange, and be required to move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by OTC Markets Group, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ market.
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
Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.3 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $0.8 million, in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our Common Stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
We have registered for sale 9,291,667 shares of Common Stock that we may sell to Aspire Capital under the 2017 Aspire Purchase Agreement plus 708,333 shares of Common Stock that were commitment shares that we issued to Aspire Capital. It is anticipated that the shares sold to Aspire Capital pursuant to the 2017 Aspire Purchase Agreement and registered in this offering will be sold over a period of up to approximately thirty months. The number of shares ultimately offered for sale by Aspire Capital under this prospectus is dependent upon the number of shares we elect to sell to Aspire Capital under the 2017 Aspire Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Purchase Agreement may cause the trading price of our common stock to decline. Aspire Capital may ultimately purchase all, some or none of the $17.0 million worth of common stock that, including the 708,333 Commitment Shares. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the 2017 Aspire Purchase Agreement. Sales by Aspire Capital or any of the purchasers of our Common Stock in the concurrent financing may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our Common Stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the 2017 Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.
We have also registered for sale the shares of Common Stock underlying the Series B Convertible Preferred Stock sold and issued, or available for sale and issuance, to Sabby pursuant to the 2016 Sabby Purchase Agreement. Sabby may sell all, some or none of our shares that it holds under the 2016 Sabby Purchase Agreement. The issuance of of the shares of Common Stock underlying the Series B Convertible Preferred Stock and the amended Series D Common Stock Purchase Warrants to Sabby may cause substantial dilution to our existing stockholders, and the sale of the underlying shares of Common Stock by Sabby could cause the price of our Common Stock to decline. The sale of a substantial number of shares of our Common Stock by Sabby, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The 2016 Sabby Purchase Agreement also provides Sabby a right to participate in any future sale of our equity securities.
In addition, on March 7, 2017, as contemplated by the Merger Agreement, we issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares may, in the future, be available for resale upon the filing of a registration statement that covers such shares and which has been declared effective by the SEC.

Risks Relating to the Company after the Merger with Essentialis

Completion of the transactions, which happened on March 7, 2017 (see Note 14), will result in the issuance of a significant amount of additional Capnia common stock, which could depress the trading price of Capnia common stock.

The merger and concurrent financing will result in the issuance of a significant amount of Capnia common stock. The Capnia common stock to be issued in the merger and concurrent financing will represent an increase in the outstanding Capnia common stock as of the date of the completion of the merger of up to approximately 172% of the common shares currently outstanding. The issuance of such a significant amount of Capnia common stock could depress the trading price of Capnia common stock and you may lose all or a part of your investment.
Following the completion of the merger, the executive officers, directors and principal stockholders will maintain the ability to control or significantly influence all matters submitted to stockholders for approval and under certain circumstances may have control over key decision making.
Following the completion of the merger, our executive officers, directors and stockholders own a majority of our outstanding Common Stock. Entities associated with Vivo Ventures, Forward Ventures, Technology Partners and our Chairman, Ernest Mario, as of March 7, 2017, own approximately 64.7% of our Common Stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Failure to retain key employees could diminish the benefits of the merger and concurrent financing transactions.

The successful acquisition of Essentialis will depend in part on the retention of key personnel at Essentialis, including senior management. There can be no assurances Capnia will be able to retain Essentialis’s key personnel. In addition, no assurance can be given that after the transactions, Capnia and the surviving entity will be able to attract or retain key management personnel and other key employees to the same extent that Capnia and Essentialis have been previously able to attract or retain their own employees.

Essentialis is, and following the completion of the merger, the combined company will be primarily a clinical-stage company with no approved products, which makes assessment of our future viability difficult.

Essentialis is, and following the completion of the merger, the combined company, will be primarily a clinical-stage company, with a relatively limited operating history upon and with no approved therapeutic products or revenues from the sale of therapeutic products. Essentialis’s operations to date have been limited to organizing, staffing and financing, applying for patent rights, undertaking clinical trials of its primary product candidate, DCCR, and engaging in research and development. Essentialis has not yet demonstrated an ability to obtain regulatory approval, manufacture commercial-scale products, or conduct the sales and marketing activities necessary for successful product commercialization. As a result, there is limited information about Essentialis for investors to use when assessing our future viability as a combined company and our potential to successfully develop product candidates, conduct clinical trials, manufacture our products on a commercial scale, obtain regulatory approval and profitably commercialize any approved products.

Essentialis is, and following the merger, we, as a combined company will be significantly dependent upon the success of DCCR, our sole therapeutic product candidate.

To date, Essentialis has invested, and following the completion of the merger, we, as a combined company expect to continue to invest significant portion of our efforts and financial resources in the development of DCCR for the treatment of PWS, a rare complex genetic neurobehavioral/metabolic disease. Our ability to generate product revenues, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval, and commercialization of DCCR.

Any delay or impediment in our ability to obtain regulatory approval in any region to commercialize, or, if approved, obtain coverage and adequate reimbursement from third-parties, including government payors, for DCCR cause us to be unable to generate the revenues necessary to continue our research and development pipeline activities, thereby adversely affecting our business and our prospects for future growth. Further, the success of DCCR will depend on a number of factors, including the following:

•	obtain a sufficiently broad label that would not unduly restrict patient access;

•	receipt of marketing approvals for DCCR in the E.U. and United States;

•	building an infrastructure capable of supporting product sales, marketing, and distribution of DCCR in territories where we pursue commercialization directly;

•	establishing commercial manufacturing arrangements with third party manufacturers;

•	establishing commercial distribution agreements with third party distributors;

•	launching commercial sales of DCCR, if and when approved, whether alone or in collaboration with others;

•	acceptance of DCCR, if and when approved, by patients, the medical community, and third party payors;

•	the regulatory approval pathway that we pursue for DCCR in the United States;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of DCCR following approval;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property portfolio; and

•	obtaining a commercially viable price for our products.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize DCCR, which would materially harm our business.

If we fail to obtain regulatory approval for DCCR in the United States and the European Union , our business would be harmed.

We require regulatory approval for each indication we are seeking before we can market and sell DCCR in a particular jurisdiction, for such indication. Our ability to obtain regulatory approval of DCCR depends on, among other things, successful completion of clinical trials, and demonstrating efficacy with statistical significance and safety in humans. The results of our current and future clinical trials may not meet the FDA, the European Medicines Agency, or EMA, or other regulatory agencies’ requirements to approve DCCR for marketing under any specific indication, and these regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade our manufacturing processes and facilities, which may require significant additional time and expense, and may delay or prevent approval. If we fail to obtain regulatory approval in a timely manner, our commercialization of DCCR would be delayed and our business would be harmed.

If we are unable to implement our sales, marketing, distribution, training and support strategies or enter into agreements with third parties to perform these functions in markets outside of the United States and Europe, we will not be able to effectively commercialize DCCR and may not reach profitability.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for DCCR, if and when we obtain marketing approval, we will need to establish a sales and marketing organization.

In the future, we expect to build a targeted sales, marketing, training and support infrastructure to market DCCR in the United States and Europe and to opportunistically establish collaborations to market, distribute and support DCCR outside of the United States and Europe. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time consuming and could delay any product launch. If the commercial launch of DCCR is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, training and support personnel.

Factors that may inhibit our efforts to commercialize DCCR on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe DCCR or any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•	efforts by our competitors to commercialize products at or about the time when our product candidates would be coming to market.

If we are unable to establish our own sales, marketing, distribution, training and support capabilities and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute DCCR ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute DCCR or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to commercialize DCCR effectively. If we do not establish sales, marketing, distribution, training and support capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing DCCR and achieving profitability, and our business would be harmed.

If the market opportunity for DCCR is smaller than we believe it is, then our revenues may be adversely affected and our business may suffer.

PWS is a rare disease, and as such, our projections of both the number of people who have this disease, as well as the subset of people with PWS who have the potential to benefit from treatment with our product candidate, are based on estimates.

Currently, most reported estimates of the prevalence of PWS are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. In addition, as new studies are performed the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of PWS in the study populations, particularly in these newer studies, accurately reflects the prevalence of this disease in the broader world population. If our estimates of the prevalence of PWS, or of the number of patients who may benefit from treatment with our product candidates prove to be incorrect, the market opportunities for our product candidate may be smaller than we believe it is, our prospects for generating revenue may be adversely affected and our business may suffer.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of DCCR or other potential product candidates.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We may experience delays in our clinical trials. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval, or feedback on trial design, to commence a trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	obtain and maintain IRB approval at each clinical trial site;

•	identify, recruit and enroll suitable patients to participate in a trial;

•	have a sufficient number of patients complete a trial or return for post-treatment follow-up;

•	ensure clinical investigators observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	have a sufficient number of clinical trial sites to conduct the trials;

•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or

•	raise sufficient capital to fund a trial.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ or caregivers’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates for any reason, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may be unable to obtain regulatory approval for DCCR or other potential product candidates following the merger. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, record keeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA, and by foreign regulatory authorities in other countries. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication. We have not yet obtained regulatory approval to market any of our product candidates in the U.S. or any other country. Our business depends upon obtaining these regulatory approvals. The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to satisfactorily demonstrate that the product candidates are safe and effective for the requested indication;

•	the FDA’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assess safety in the full population for which we seek approval;

•	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;

•	the FDA’s determination that additional preclinical or clinical trials are required;

•	the FDA’s non-approval of the formulation, labeling or the specifications of our product candidates;

•	the FDA’s failure to accept the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval.
Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would materially adversely impact our business, results of operations and prospects.

Even if DCCR receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

If DCCR receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If DCCR does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the ability to offer our product candidates for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third party coverage or reimbursement.

Our ability to negotiate, secure and maintain third party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, Europe and other jurisdictions. Governments continue to impose cost containment measures, and third party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of DCCR or any of our other potential product candidates that receive marketing approval.

Essentialis’s patent rights may prove to be an inadequate barrier to competition following the completion of the merger.

Essentialis is the sole owner of patents and patent applications in the United States with claims covering the compounds underlying its primary product candidate, DCCR. Foreign counterparts of these patents and applications have been issued in Europe, Japan, China, Canada, Australia and Hong Kong. However, the lifespan of any one patent is limited, and each of these patents will ultimately expire and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover DCCR. Furthermore, even if our patents are held to be valid and broadly interpreted, third parties may find legitimate ways to compete with DCCR by inventing around our patent. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the United States and Europe, where we hope to initially commercialize DCCR have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively prosecute our patents would have a harmful impact on our ability to commercialize DCCR in these jurisdictions.
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
We also have operations at 34 and 35 Commerce Drive in Ivyland, Pennsylvania, where we lease approximately 4,800 square feet of office space, under a one year lease that expires in March 2017. The lease agreement provides for an automatic extension of one year, if not terminated 90 days prior to expiration.
We believe that the facilities that we currently lease are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased on commercially reasonable terms to accommodate any future growth.
ITEM 3. LEGAL PROCEEDINGS

On February 16, 2017, a purported stockholder class action lawsuit captioned Garfield v. Capnia, Inc., et al., Case No. C17-00284 was filed in Superior Court of the State of California, County of Contra Costa against us and certain of our officers and directors, or the Lawsuit. The Lawsuit alleged, generally, that our directors breached their fiduciary duties to our stockholders by seeking to sell control of the company through an allegedly defective process, and on unfair terms. The Lawsuit also alleged that defendants failed to disclose all material facts concerning the merger with Essentialis to stockholders. The Lawsuit sought, among other things, equitable relief that would have enjoined the consummation of the merger, compensatory and/or rescissory damages, and attorneys’ fees and costs. We made certain supplemental disclosures in a Current Report on Form 8-K filed with the SEC on February 28, 2017 in connection with the plaintiff’s agreement to voluntarily dismiss plaintiff's claims in the Lawsuit. The stipulation of dismissal is pending with the court.
The Company also agreed to pay $175,000 for dismissal of the lawsuit. This amount was accrued as a current liability on the balance sheet as of December 31, 2016 and recorded as an expense in general and administrative expense on the statement of operations for the year ended December 31, 2016.
We may, from time to time, be party to litigation and subject to claims that arise in the ordinary course of business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on NASDAQ under the symbol “CAPN”, and our Series A warrants are quoted on NSADAQ under the symbol “CAPNW.” Our Series C Warrants and Series D Warrants are not traded on a national securities exchange.
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

	High	Low
Fiscal 2015
First Quarter 2015	$8.75	$1.18
Second Quarter 2015	7.45	2.81
Third Quarter 2015	3.15	1.15
Fourth Quarter 2015	2.46	1.51
Fiscal 2016
First Quarter 2016	$1.85	$1.14
Second Quarter 2016	1.36	1.09
Third Quarter 2016	1.18	0.90
Fourth Quarter 2016	1.03	0.73
As of March 10, 2017, there were approximately 51 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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
During the year ended December 31, 2016, we issued the following unregistered securities:

•
On June 29, 2016, we entered into the 2016 Sabby Purchase Agreement with Sabby, pursuant to which the Company agreed to sell to Sabby, in a private placement, an aggregate of up to 13,780 shares of our Series B Convertible Preferred Stock at an aggregate purchase price of $13,780,000, which shares are convertible into 13,780,000 shares of our Common Stock, based on a fixed conversion price of $1.00 per share on an as-converted basis. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. In connection with the 2016 Sabby Purchase Agreement, the Company also repurchased an aggregate of 7,780 shares of Series A Convertible Preferred Stock held by Sabby for an aggregate amount of $7,780,000, which shares were originally purchased by Sabby under the 2015 Sabby Purchase Agreement and which shares represent 4,205,405 shares of Common Stock on an as-converted basis. The sale of the Series B Convertible

Preferred Stock occurred in two separate closings. On July 5, 2016, the date of the first closing under the 2016 Sabby Purchase Agreement, the Company received proceeds of approximately $1.3 million, net of $0.1 million in estimated expenses. On September 29, 2016, the date of the second closing under the 2016 Sabby Purchase Agreement, the Company received proceeds of approximately $4.4 million, net of $0.3 million in estimated expenses. After repurchase of the Series A Convertible Preferred Stock and estimated transaction expenses, the Company received approximately $5.6 million of net proceeds.
Except as outlined above, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. We believe that these transactions were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

•
For the year ended December 31, 2016, we granted to officers, directors, employees, consultants and other service providers options to purchase an aggregate of 1,339,259 shares of common stock under our 2014 Equity Incentive Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. We believe that these transactions were exempt from the registration requirements of the Securities Act under Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds

There has been no material change in the planned use of proceeds from the transactions with Aspire Capital and Sabby as described in our final prospectuses filed with the SEC pursuant to Rule 424(b) for each such transaction.

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
We derived the statements of operations data for the fiscal years ended December 31, 2016 and 2015 and the balance sheets data as of December 31, 2016 and 2015 from our audited financial statements appearing elsewhere in this filing. The data should be read in conjunction with the financial statements, related notes, and other financial information included herein.

	Year Ended December 31,
Statement of Operations Data:	2016	2015

Revenue	$1,450,788	$607,472
Cost of goods sold	1,509,306	352,683
Gross profit	(58,518)	254,789
Expenses
Research and development	5,184,803	4,536,244
Sales and marketing	1,630,591	1,737,470
General and administrative	6,736,203	6,140,821
Total expenses	13,551,597	12,414,535
Operating income (loss)	(13,610,115)	(12,159,746)
Interest and other income (expense)
Other income (expense), net	1,566,601	(3,748,800)
Loss before provision for income taxes	$(12,043,514)	$(15,908,546)
Provision for deferred taxes	21,700	—
Net loss	(12,065,214)	(15,908,546)
Loss on extinguishment of convertible preferred stock	3,651,172	—
Net loss applicable to common stockholders	$(15,716,386)	$(15,908,546)
Weighted average common shares outstanding
Basic and diluted	15,507,484	9,425,880
Net loss per share
Basic and diluted	$(1.01)	$(1.69)

	December 31
Balance Sheet Data	2016	2015

Cash and cash equivalents	$2,725,996	$5,494,523
Working capital	$2,093,916	$3,211,565
Total assets	$5,564,852	$8,201,195
Total stockholders’ equity	$3,435,197	$3,223,816

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

On July 24, 2015, we entered into a Common Stock Purchase Agreement with Aspire Capital, or the 2015 Aspire Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $10.0 million in value of shares of our Common Stock over the 24-month term of the 2015 Aspire Purchase Agreement. Since July 24, 2015, we issued an aggregate of 506,585 shares of Common Stock to Aspire in exchange for approximately $1.4 million.
On October 12, 2015, we entered into the 2015 Sabby Purchase Agreement with Sabby to purchase up to $10 million of Series A Convertible Preferred Stock together with related Series D Warrants to purchase shares of our Common Stock. The sale of the Series Convertible A Preferred Stock occurred in two separate closings. On October 15, 2015, the date of the first closing under the 2015 Sabby Purchase Agreement, we received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing under the 2015 Sabby Purchase Agreement, we received proceeds of approximately $5 million, net of $0.5 million in estimated expenses.

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

On December 22, 2016, we entered into the Merger Agreement with Essentialis, Inc. Consummation of the merger was subject to various closing conditions, including our consummation of a financing of at least $8 million at, or substantially contemporaneous with, the closing of the merger, which occurred on March 7, 207 and the receipt of stockholder approval of the merger at a special meeting of our stockholders, which we received on March 6, 2017 (see Note 14).
During the years ended December 31, 2015 and December 31, 2016, we received $0.3 million and $0.1 million, respectively, from the exercise of stock options.
During the year ended December 31, 2016, we implemented plans to reduce our operating expenses, including reducing our workforce, eliminating outside consultants, reducing legal fees and implementing a plan to allow Board members to receive common stock, in lieu of cash payments.
As of December 31, 2016, we had an accumulated deficit of $98.3 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz, $1.9 million in revenue from our neonatology products and $0.2 million in government grants. We may never be successful in commercializing our neonatology products, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.
Management believes that the Company has sufficient capital resources to sustain operations through at least the next twelve months.
Financial overview
Summary
We have not generated net income from operations to date, and, at December 31, 2016 and December 31, 2015, we had an accumulated deficit of approximately $98.3 million and $86.2 million, respectively, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our neonatology products, including CoSense, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 3 to our audited financial statements contained herein.

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

Series A and Series C Warrants
We account for the Series A and Series C in accordance with the guidance in ASC 815 Derivatives and Hedging. The Series A and Series C Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which is equivalent to fair value computed using the Binomial Lattice Valuation Model.
We classified the Series A and Series C Warrants as liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the our statement of operations.

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

Series A and Series B Convertible Preferred Stock
We classified our Series A and Series B Convertible Stock as permanent equity on our balance sheet in accordance with authoritative guidance for the classification and measurement of hybrid securities and distinguishing liability from equity instruments. The preferred stock is not redeemable at the option of the holder.
Further, we evaluated our Series A and Series B Convertible Preferred Stock and determined that it is considered an equity host under ASC 815, Derivatives and Hedging. In making this determination, we followed the whole instrument approach which compares an individual feature against the entire preferred stock instrument which includes that feature. Our analysis was based on a consideration of the economic characteristics and risks of each series of preferred stock. More specifically, we evaluated all of the stated and implied substantive terms and features, including (i) whether the preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of preferred stock were entitled to dividends, (iv) the voting rights of the preferred stock and (v) the existence and nature of any conversion rights. As a result, we concluded that the preferred stock represents an equity host, the conversion feature of all series of preferred stock is considered to be clearly and closely related to the associated preferred stock host instrument. Accordingly, the conversion feature in the preferred stock is not considered an embedded derivative that requires bifurcation.

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

Stock-based compensation expense
For the years ended December 31, 2016 and December 31, 2015 stock-based compensation expense was $871,270 and $942,369, respectively. As of December 31, 2016 we had $1,553,427 of total unrecognized compensation expense, which we expect to recognize over a period of approximately 2.7 years. The intrinsic value of all outstanding stock options as of December 31, 2016 was approximately zero. We expect to continue to grant equity incentive awards in the future as we continue to expand our number of employees and seek to retain our existing employees, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.
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
The fair value of an equity award granted to a non-employee generally is determined in the same manner as an equity award granted to an employee. In most cases, the fair value of the equity securities granted is more reliably determinable than the fair value of the goods or services received. In June 2016, we granted 55,000 NSOs to sales representatives of Bemes, Inc. Of the 55,000 options granted, 27,499 options with a fair value of $26,355 vested immediately upon grant. Accelerated vesting of the remaining options were contingent on the satisfaction of certain performance requirements, that were not met. Regardless of not achieving accelerated vesting, the remaining options have a one year cliff vesting. As a result, we recognized $13,502 in expense for the remaining options during 2016, which will vest during the first quarter of 2017. Total expense for the two groups of options reflects the fair value of our common stock on the applicable vesting commencement dates.

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

There were 955,713 options granted in the year ended December 31, 2015. There were 1,339,259 options granted in the year ended December 31, 2016. In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms, and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis.

Impairment of Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is presumed to have an indefinite life and is not subject to amortization. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.
Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, change in customer, target market and strategy, unanticipated competition, loss of key personnel, or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.
An assessment of qualitative factors may be performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the result of the qualitative assessment is that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of a reporting unit, is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. At our testing date, we did not perform the qualitative assessment.
Under the quantitative test, if the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as “Impairment of goodwill.” Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties, using present value techniques of estimated future cash flows, or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.
Based on our organizational structure and our financial information during 2016 and 2015, we determined we operate in one segment and two reporting units. The only reporting unit with goodwill was the NeoForce (“NFI”) unit.
During the fourth quarter of 2016, we tested the NFI reporting unit’s goodwill for impairment under the two-step quantitative goodwill impairment test in accordance with authoritative guidance. There were no triggering events during the interim periods of 2016.
Under the first step of the authoritative guidance for impairment testing, the fair value of the NFI reporting unit was determined based on the income approach, which estimates fair value based on the future discounted cash flows. We assumed a cash flow period of 5 years, annual revenue growth rates of 38.2% to 63.9%, a discount rate of 20.5%, and a terminal value equivalent to one times final year sales. While projected revenue growth is above average, beginning revenue is quite low and the acquisition of new customers, mainly hospitals and health plans, is expected to result in relatively large increments of growth. We also performed sensitivity analyses to estimate the effect of significantly lower revenue growth on estimated fair value. We believe the assumptions and rates used in the impairment test are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in a materially different calculation of impairment. The determination of estimated fair value of goodwill required the use of significant unobservable inputs which are considered Level 3 fair value measurements. Based on the first step of the authoritative guidance on impairment testing, we concluded that the fair value of the NFI reporting unit was in excess of its carrying value.
The NFI reporting unit was acquired during the fourth quarter of 2015. We had no other goodwill during 2015 or 2016.

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

Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Increase (decrease)
	2016	2015	Amount	Percentage
Revenue	$1,450,788	$607,472	$843,316	139%
Cost of goods sold	1,509,306	352,683	1,156,623	328%
Gross profit	(58,518)	254,789	(313,307)	(123)%
Operating expenses:
Research and development	5,184,803	4,536,244	648,559	14%
Sales and marketing	1,630,591	1,737,470	(106,879)	(6)%
General and administrative	6,736,203	6,140,821	595,382	10%
Total	13,551,597	12,414,535	1,137,062	9%
Income (Loss) from operations	(13,610,115)	(12,159,746)	(1,450,369)	12%
Other income (expense), net	1,566,601	(3,748,800)	5,315,401	(142)%
Loss before provision for income taxes	(12,043,514)	(15,908,546)	3,865,032	(24)%
Provision for deferred taxes	21,700	—	21,700	—%
Net loss	$(12,065,214)	$(15,908,546)	3,843,332	(24)%

Revenue

During the year ended December 31, 2015, we recognized $220 thousand of government grant revenue from a new grant awarded during the second quarter of 2015, and $388 thousand of product revenue from sales of CoSense, Precision Sampling Sets and NFI products, of which $279,000 related to NFI products subsequent to the acquisition of NeoForce's assets in September 2015. During the year ended December 31, 2016, we recognized $1.5 million of product revenue from sales of CoSense, Precision Sampling Sets and NFI products. Revenue increased by $843 thousand primarily due to the inclusion of a full year of revenue related to NFI products.

Research and development expense
Research and development expense for the year ended December 31, 2016 increased $649 thousand as compared to the year ended December 31, 2015. The increase was primarily due to increases in compensation expense of $502 thousand, travel and entertainment of $55 thousand and $92 thousand of outside services.

Sales and marketing expense
Sales and marketing expense for the year ended December 31, 2016 decreased $107 thousand over the year ended December 31, 2015 primarily due to the decrease of direct sales personnel concurrent with signing a distributor agreement with Bemes.

General and administrative expense
General and administrative expense for the year ended December 31, 2016 increased $595 thousand as compared to the year ended December 31, 2015. The increase was primarily due to increases in legal expenses of $284 thousand, $136 thousand of compensation expense and $175 thousand for the settlement of the Lawsuit.

Other income (expense), net
Of the $3.7 million expense in 2015, $0.2 million was due to the value of the commitment shares of Common Stock issued to Aspire Capital, $3.1 million was due to the issuance of the Series C Warrants which were treated as an inducement and the change in the fair value of the warrants by $0.5. Other income in 2016 primarily represented the decrease in warrants by $1.7 million, offset by $0.1 million of Cease-use expense (see Note 4).
Liquidity and Capital Resources

On July 24, 2015, we entered into the 2015 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of our Common Stock over the 24-month term of the purchase agreement. During the quarter ended September 30, 2015, we issued an aggregate of 506,585 shares of Common Stock to Aspire Capital in exchange for approximately $1.4 million.
On October 12, 2015, we entered into the 2015 Sabby Purchase Agreement with Sabby to purchase up to $10 million of Series A Convertible Preferred Stock together with related Series D Warrants to purchase shares of our Common Stock. The sale of the Series A Convertible Preferred Stock took place in two separate closings. On October 15, 2015, the date of the first closing, we received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. On January 8, 2016, the date of the second closing, we received proceeds of approximately $5 million, net of $0.5 million in estimated expenses.

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

On December 22, 2016, we entered into the Merger Agreement with Essentialis, Inc. Consummation of the merger was subject to various closing conditions, including our consummation of a financing of at least $8 million at, or substantially contemporaneous with, the closing of the merger, which occurred on March 7, 2017, and the receipt of stockholder approval of the merger at a special meeting of our stockholders, which we held on March 6, 2017 where we received stockholder approval (see Note 14).
On January 27, 2017, we entered into the 201Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million in value of shares of our Common Stock over the 30-month term of the purchase agreement. Further, on the date of the closing of the financing, as defined in the Merger Agreement, the Company sold to Aspire Capital, and Aspire Capital shall purchase from the Company an aggregate of $2.0 million of the Company’s common stock. On March 7, 2017, we received the $2.0 million from Aspire Capital (see Note 14).
During the year ended December 31, 2016, the Company implemented plans to reduce its expenses, including reducing its workforce, eliminating outside consultants, reducing legal fees and implementing a plan to allow Board members to receive common stock, in lieu of cash payments.
At December 31, 2016, we had cash and cash equivalents of $2.7 million, of which $2.3 million is invested in a money market fund at an AAA-rated financial institution.
We believe that, based on our current level of operations, our existing cash resources, including the $10 million in financing that we received on March 7, 2017 (see Note 14), will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
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
If we are unable to raise additional funds when needed, our ability to complete planned clinical trials and attain commercial success with CoSense, or our other potential products, may be impaired. We may also be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies or future products or programs that we would prefer to develop and commercialize ourselves.
Cash flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2016	2015
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(13,497,980)	$(10,299,330)
Net cash used in investing activities	(38,680)	(1,320,777)
Net cash provided by financing activities	10,768,133	9,157,920
Net decrease in cash and cash equivalents	$(2,768,527)	$(2,462,187)

Cash used in operating activities
During the year ended December 31, 2016, net cash used in operating activities was $13.5 million, which was primarily due to the net loss of $12.1 million, as well as adjustments for non-cash items including the $1.7 million change in fair value of warrants and decreases in accounts payable and accrued liabilities of $0.6 million and inventory of $0.1 million, offset by stock-based compensation of $0.8 million.
During the year ended December 31, 2015, net cash used in operating activities was $10.2 million, which was primarily due to the net loss of $15.9 million, offset by $0.5 million change in fair value of warrants, Series C Warrants inducement charge of $3.0 million, $0.9 million of stock based compensation expense, and increases in accounts payable and accrued liabilities of $1.5 million.

Cash used in investing activities
Cash used in investing activities in the year ended December 31, 2016 consisted of investment in equipment
During the year ended December 31, 2015, we used $1.0 million to acquire NeoForce. Cash used in other investing activities in the year ended December 31, 2015 consisted primarily of investment in equipment, change in restricted cash and payment to acquire patents.

Cash provided by financing activities
During the year ended December 31, 2016, cash provided by financing activities was $10.8 million, consisting primarily of $5.1 million, net of costs, and $13.5 million, net of costs, in proceeds from issuance of Series A and Series B

Convertible Preferred stock, respectively, offset by $7.8 million used to repurchase the outstanding Series A Convertible Preferred stock. $0.1 million was received from the exercise of Common Stock options.
During the year ended December 31, 2015 cash provided by financing activities was $9.2 million, consisting primarily of $4.2 million in proceeds from issuance of Series A Convertible Preferred stock, $3.9 million form the issuance of Common Stock as a result of the exercise of Series A Warrants and Series B Warrants, issuance of Common Stock to Aspire Capital for $1.4 million and the $0.3 million received from the exercise of Common Stock options, offset by payment of IPO costs and Series B transaction costs of $0.6 million and the repayment of the outstanding balance on our line of credit of $0.1 million.
As of December 31, 2016, we had cash and cash equivalents of approximately $2.7 million. We believe that our cash resources, including the $10 million of financing that we received on March 7, 2017 (see Note 14) are sufficient to meet our cash needs for at least the next 12 months.
Contractual obligations and commitments
As of December 31, 2016, we had net lease obligations totaling $1,714,788, consisting of operating leases for our operating facilities in Redwood City, California. We signed a lease for our current operating facilities at 1235 Radio Road in Redwood City in July 2015, which expires in July of 2019. We had previously signed a sublease for our prior operating facilities at 3 Twin Dolphins Drive in Redwood City, with an expiration date of June 2018.
The following table summarizes our contractual obligations as of December 31, 2016.

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Lease obligations	$750,118	$964,670	$—	$—	$1,714,788
Total	$750,118	$964,670	$—	$—	$1,714,788

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

On February 28, 2017, we settled the Lawsuit (see Note 14) by agreeing to pay $175,000 for dismissal of the Lawsuit. This amount was recorded as a current liability on the balance sheet as of December 31, 2016 and recognized as general and administrative expense in the statement of operations for the year ended December 31, 2016. The stipulation of dismissal is pending with the court.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Accounting Guidance Update
Recently Issued Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date (see Note 3 for a detailed discussion).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $2.7 million at December 31, 2016. These amounts were invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Capnia, Inc.

Report of Independent Registered Public Accounting Firm
To the Audit Committee of the
Board of Directors and Shareholders
of Capnia, Inc.
We have audited the accompanying consolidated balance sheets of Capnia, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capnia, Inc., as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Marcum LLP
Marcum LLP
New York, NY
March 15, 2017

Capnia, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$2,725,996	$5,494,523
Accounts receivable	133,337	156,127
Restricted Cash	35,000	35,000
Inventory	660,391	551,008
Prepaid expenses and other current assets	246,570	167,642
Total current assets	3,801,294	6,404,300
Long-term assets
Property and equipment, net	102,560	85,745
Goodwill	718,003	718,003
Other intangible assets, net	817,465	916,807
Other assets	125,530	76,340
Total assets	$5,564,852	$8,201,195
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$537,891	$695,056
Accrued compensation and other current liabilities	1,169,487	1,632,679
Series B warrant liability	—	865,000
Total current liabilities	1,707,378	3,192,735
Long-term liabilities
Series A warrant liability	194,048	1,212,803
Series C warrant liability	85,490	462,437
Other liabilities	142,739	109,404
Total liabilities	2,129,655	4,977,379
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series A convertible preferred stock, 10,000 shares designated; zero and 4,555 issued and outstanding at December 31, 2016 and December 31, 2015, respectively. Liquidation value of zero.	—	5
Series B convertible preferred stock, 13,780 and zero shares designated at December 31, 2016 and December 31, 2015, respectively; 12,780 and zero shares issued and outstanding at December 31, 2016 and at December 31, 2015, respectively. Liquidation value of zero.	13	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,786,952 and 14,017,909 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	16,786	14,018
Additional paid-in-capital	101,730,285	89,456,466
Accumulated deficit	(98,311,887)	(86,246,673)
Total stockholders’ equity	3,435,197	3,223,816
Total liabilities and stockholders’ equity	$5,564,852	$8,201,195
See accompanying notes to consolidated financial statements

Capnia, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015

Product revenue	$1,450,788	$387,555
Government grant revenue	—	$219,917
Total revenue	1,450,788	607,472
Cost of goods sold	1,509,306	352,683
Gross profit	(58,518)	254,789

Expenses
Research and development	5,184,803	4,536,244
Sales and marketing	1,630,591	1,737,470
General and administrative	6,736,203	6,140,821
Total expenses	13,551,597	12,414,535
Operating loss	(13,610,115)	(12,159,746)
Interest and other income (expense)
Other expense	(6,767)	(183,565)
Cease-use expense	(93,749)	—
Change in fair value of warrants liabilities	1,667,117	(515,860)
Inducement charge for Series C warrants	—	(3,049,375)
Total other income (expense)	1,566,601	(3,748,800)
Loss before provision for income tax	(12,043,514)	(15,908,546)
Provision for deferred taxes	21,700	—
Net loss	(12,065,214)	(15,908,546)
Loss on extinguishment of convertible preferred stock	3,651,172	—
Net loss applicable to common stockholders	$(15,716,386)	$(15,908,546)
Basic and diluted net loss per share applicable to common stockholders	$(1.01)	$(1.69)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	15,507,484	9,425,880
See accompanying notes to consolidated financial statements.

CAPNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2015	—	—	—	—	6,769,106	$6,769	$59,141,405	$(70,338,127)	$(11,189,953)
Stock based compensation							942,369		942,369
Issuance of common stock for stock option exercises					83,848	84	293,489		293,573
Issuance of common stock for Series A warrant exercises					24,000	24	155,976		156,000
Issuance of common stock for Series B warrant exercises (net of transaction costs of $306,116)					619,512	619	3,720,094		3,720,713
Issuance of common stock for Series B warrant cashless exercises					5,879,560	5,880	416,660		422,540
Issuance of common stock for 2010/2012 warrant cashless exercises					13,407	13	(13)		—
Contribution of Series B warrants							3,332		3,332
Derecognition of Series A warrant liability upon exercise							42,000		42,000
Derecognition of Series B warrant liability upon exercise							18,853,215		18,853,215
Issuance of shares in conjunction with BDDI asset purchase					50,000	50	112,350		112,400
Issuance of shares to Aspire Capital					71,891	72	183,250		183,322
Sales of shares through Aspire ATM vehicle					506,585	507	1,433,687		1,434,194
Issuance of Series A Convertible Preferred shares(net of transaction costs of $396,343)	4,555	5					4,158,652		4,158,657
Net loss								(15,908,546)	(15,908,546)
Balances at December 31, 2015	4,555	5	—	—	14,017,909	14,018	89,456,466	(86,246,673)	3,223,816
Stock based compensation							871,270		871,270
Issuance of common stock for stock option exercises					58,419	58	70,044		70,102
Issuance of common stock for Series B warrant cashless exercises					485,202	485	593,099		593,584
Issuance of common stock on conversion of Series A Convertible Preferred shares	(2,220)	(2)			1,200,000	1,200	(1,198)		—
Issuance of Series A Convertible Preferred shares(net of transaction costs of $374,661)	5,445	5					5,070,334		5,070,339
Repurchase of Series A Convertible Preferred shares	(7,780)	(8)					(7,779,992)		(7,780,000)
Issuance of Series B Convertible Preferred shares(net of transaction costs of $353,105)			13,780	14			13,426,881		13,426,895
Issuance of common stock on conversion of Series B Convertible Preferred shares			(1,000)	(1)	1,000,000	1,000	(999)		—
Issuance of common stock to board members in lieu of cash payments for quarterly board fees					25,422	25	24,380		24,405
Net loss								(12,065,214)	(12,065,214)
Balances at December 31, 2016	—	—	12,780	$13	16,786,952	$16,786	101,730,285	$(98,311,887)	$3,435,197
See accompanying notes to consolidated financial statements

Capnia, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,065,214)	$(15,908,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,640	108,228
Stock-based compensation expense	871,270	942,369
Board fees paid with common stock	24,404	—
Provision for deferred taxes	21,700	—
Change in fair value of stock warrants	(1,667,117)	515,860
Loss on disposition of equipment	768	—
Inducement charge for Series C warrants	—	3,049,375
Noncash expense of issuing shares to Aspire Capital	—	183,322
Change in operating assets and liabilities:
Accounts receivable	22,790	(156,127)
Inventory	(109,383)	(441,672)
Prepaid expenses and other assets	(78,928)	84,630
Other long-term assets	(49,190)	(76,340)
Accounts payable	(149,163)	211,945
Accrued compensation and other current liabilities	(463,192)	1,187,626
Other long-term liabilities	11,635	—
Net cash used in operating activities	(13,497,980)	(10,299,330)
Cash flows from investing activities:
Acquisition of Neoforce assets	—	(1,000,000)
Acquisition of BDDI asset (patent)	—	(250,000)
Increase in restricted cash	—	(15,000)
Purchase of property and equipment	(38,680)	(55,777)
Net cash used in investing activities	(38,680)	(1,320,777)
Cash flows from financing activities:
Proceeds from exercise of common stock options	70,102	293,573
Proceeds from exercise of Series A warrants	—	156,000
Proceeds from exercise of Series B warrants	—	3,720,713
Proceeds from issuance of common stock to Aspire Capital	—	1,434,194
Net proceeds from issuance of Series A Convertible Preferred	5,070,339	4,230,150
Net proceeds from issuance of Series B Convertible Preferred	13,479,185	—
Redemption of Series A Convertible Preferred stock in conjunction with issuance of Series B Convertible Preferred stock	(7,780,000)	—
Series A Convertible Preferred transaction costs paid	(71,493)	—
Repayment of credit line	—	(101,529)
Initial Public Offering costs paid	—	(575,181)
Net cash provided by financing activities	10,768,133	9,157,920
Net decrease in cash and cash equivalents	(2,768,527)	(2,462,187)
Cash and cash equivalents, beginning of period	5,494,523	7,956,710
Cash and cash equivalents, end of period	$2,725,996	$5,494,523
Supplemental disclosures of noncash investing and financing information
Conversion of Series A preferred to common stock	$1,200,000	$—
Conversion of Series B preferred to common stock	$1,000,000	$—
Series A preferred convertible stock transaction costs included in Accounts Payable	$—	$71,493
Series B preferred convertible stock transaction costs included in Accounts Payable	$52,290	$—
Fixed asset purchases included in Accounts Payable	$11,200	$—
De-recognition of Series B warrant liability through cash exercise	$—	$6,747,765
De-recognition of Series B warrant liability through cashless exercise	$593,584	$12,527,991
De-recognition of Series A warrant liability through cash exercise	$—	$42,000
BDDI patent purchase consideration included in accrued liabilities	$—	$200,000
Shares issued as consideration for BDDI patent purchase	$—	$112,400
Cashless exercise of 2010 and 2012 warrants	$—	$13
Contribution of Series B warrants	$—	$3,332
See accompanying notes to consolidated financial statements.

Capnia, Inc.
December 31, 2016
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
On September 2, 2015, the Company established NeoForce, Inc. ("NFI"), a wholly owned subsidiary incorporated in the State of Delaware. On September 8, 2015, NFI, acquired substantially all of the assets of an unrelated privately held company NeoForce Group, Inc. ("NeoForce") in exchange for an upfront cash payment of $1.0 million and royalties on future sales. NeoForce develops innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets that the Company is now marketing through NFI.
On April 27, 2015, the Company established Capnia UK Limited, a wholly owned foreign subsidiary in the United Kingdom. The functional currency of the U.K. subsidiary is the British pound. There have been no significant activities for this entity to date.
The Company's most recent product to launch commercially utilizing precision metering of gas flow technology is Serenz® Allergy Relief, or Serenz, which has a CE Mark certification for sale in the European Union ("E.U.") Serenz is a proprietary handheld device that delivers non-inhaled CO2 topically to the nasal mucosa. Serenz is used only when needed, and does not need to be used on a scheduled basis. Pilot commercial sales of Serenz began in the U.K. and Ireland in the second quarter of 2016.
The Company also sells CoSense®, which aids in diagnosis of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense has 510(k) clearance for sale in the U.S. with a specific Indication for Use related to hemolysis issued, and has received CE Mark certification for sale in the E.U. CoSense is commercially available in the U.S. In addition, the Company is applying its research and development efforts to additional diagnostic products based on its Sensalyze Technology Platform, a portfolio of proprietary methods and devices which enables CoSense and can be applied to detect a variety of analytes in exhaled breath and other products for the neonatology market.
Note 2. Liquidity, Financial Condition and Management’s Plans
The Company had a net loss of $12.1 million for the year ended December 31, 2016 and has an accumulated deficit of approximately $98.3 million at December 31, 2016 from having incurred losses since its inception. The Company has approximately $2.1 million of working capital at December 31, 2016 and used approximately $13.5 million of cash in its operating activities during the year ended December 31, 2016. The Company has financed its operations principally through issuances of equity securities.
On July 24, 2015, the Company entered into the 2015 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million in value of shares of the Company’s Common Stock over the 24-month term of the Aspire Purchase Agreement. During the quarter ended September 30, 2015, the Company issued an aggregate of 506,585 shares of Common Stock to Aspire Capital in exchange for approximately $1.4 million.
On October 12, 2015, the Company entered into a 2015 Purchase Agreement with Sabby to purchase up to $10 million worth of Series A Convertible Preferred Stock (the “Preferred Stock”). The sale of the Preferred Stock took place in two separate closings. On October 15, 2015, the date of the first closing, the Company received proceeds of approximately $4.1 million, net of $0.4 million in estimated expenses. Upon the second closing, which closed on January 8, 2016, the Company received proceeds of approximately $5.0 million, net of $0.5 million in estimated expenses.
On June 29, 2016, the Company entered into the 2016 Sabby Purchase Agreement with Sabby, pursuant to which the Company agreed to sell to Sabby, in a private placement, an aggregate of up to 13,780 shares of our Series B Convertible Preferred Stock at an aggregate purchase price of $13,780,000, which shares are convertible into 13,780,000 shares of our Common Stock, based on a fixed conversion price of $1.00 per share on an as-converted basis. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. In connection with the 2016 Sabby Purchase Agreement, the Company also repurchased an aggregate of 7,780 shares of Series A Convertible Preferred Stock held by Sabby for an aggregate amount of $7,780,000, which shares were originally purchased by Sabby under the 2015 Sabby Purchase Agreement and which shares represent 4,205,405 shares of Common Stock on an as-converted basis. The sale of the Series B Convertible Preferred Stock occurred in two separate closings. On July 5, 2016, the date of the first closing under the 2016 Sabby Purchase Agreement, the Company received proceeds of approximately $1.3 million, net of $0.1 million in estimated expenses. On September 29, 2016, the date of the second closing under the 2016 Sabby Purchase Agreement, the Company received proceeds of approximately $4.4 million, net of $0.3 million in estimated expenses. After repurchase of the Series A Convertible Preferred Stock and estimated transaction expenses, the Company received approximately $5.6 million of net proceeds (see Note 8).
On December 22, 2016, the Company entered into the Merger Agreement and Plan with Essentialis. Consummation of the merger was subject to various closing conditions, including our consummation of a financing of at least $8 million at, or substantially contemporaneous with, the closing of the merger, which occurred on March 7, 2017 and the receipt of stockholder approval of the merger at a special meeting of our stockholders, which the Company received on March 6, 2017 (see Note 14).
On January 27, 2017, the Company entered into the 2017 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million in value of shares of our Common Stock over the 30-month term of the purchase agreement. Further, on the date of the closing of the financing, as defined in the Merger Agreement, the Company shall sell to Aspire Capital, and Aspire Capital shall purchase from the Company an aggregate of $2.0 million of the Company’s common stock (see Note 14).
During the year ended December 31, 2016, the Company implemented plans to reduce its expenses, including reducing its workforce, eliminating outside consultants, reducing legal fees and implementing a plan to allow Board members to receive common stock, in lieu of cash payments.
The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to complete its clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company's commercial products, including CoSense, the other neonatology products and Serenz, and the distribution strategies implemented will begin to generate meaningful revenue and corresponding cash. In addition, the Company has been successful over the last 12 months in raising additional capital including the completed closings pursuant to the 2015 Sabby Purchase Agreement, the 2016 Sabby Purchase Agreement on June 29, 2016 and the financing completed as part of the merger with Essentialis. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the Company is unable to secure additional capital, it may be required to curtail its clinical trials and development of new products and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company's efforts to complete its clinical trials and commercialize its products, which is critical to the realization of its business plan and the future operations of the Company.
Management believes that the Company has sufficient capital resources, after considering the $10 million of financing that the Company received on March 7, 2017 (see Note 14) to sustain operations through at least the next twelve months from the date of this filing.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, the valuation of financial instruments, stock-based compensation, value and life of acquired intangibles, and allowances for accounts receivable and inventory.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at two commercial banks that management believes are of high credit quality. Cash and cash equivalents deposited with these commercial banks exceeded the Federal Deposit Insurance Corporation insurable limit at December 31, 2016 and December 31, 2015. The Company expects this to continue.

Segments
The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting, making operating decisions, and assessing financial performance. All long-lived assets are maintained in the United States of America.

Cash and Cash Equivalents
The Company considers all highly liquid investments, including its money market fund, purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in institutions in the U.S. and the U.K. and include deposits in a money market fund which was unrestricted as to withdrawal or use. Restricted cash is security of the Company credit card.

Accounts Receivable
Accounts receivable as of December 31, 2016 consist of balances due from customers in the normal course of business. The Company did not record an allowance for doubtful accounts as this balance was deemed fully collectible.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of payments primarily related to insurance and short-term deposits. Prepaid expenses are initially recorded upon payment and are expensed as goods or services are received.

Inventory
Inventory as of December 31, 2016 consisted of raw materials to be used in the assembly of our products. As of December 31, 2016, the Company’s inventory includes approximately $382 thousand of raw material, $101 thousand of work-in-process and $177 thousand of finished goods. Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method.

Patent
On June 30, 2015, the Company entered into an amendment of the BDDI Asset Purchase Agreement, under which the Company committed to pay aggregate cash payments of $450,000 and issued 40,000 shares of Common Stock to an affiliate of BDDI. With respect to the aggregate cash payments of $450,000, the Company paid an affiliate of BDDI an initial sum of $150,000 on July 1, 2015, and is obligated to pay $100,000 on each of the six, twelve and eighteen-month anniversaries of the signing of the amended agreement. The Company made the final installment of $100,000 on December 22, 2016. Under the original Asset Purchase Agreement dated June 11, 2010, the Company purchased a patent for Breath End Tidal Gas Monitor. The patent was issued on June 19, 2003 and expires on August 1, 2027. The Company has capitalized the fair value of the patent purchased as an intangible asset on its consolidated balance sheet, and is amortizing the fair value over the remaining useful life of the patent.

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

Property and Equipment, Net
Property and equipment are stated at cost net of accumulated depreciation and amortization calculated using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the remaining term of the lease. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

Long-Lived Assets
The Company reviews its long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

Intangible Assets
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 5 to 12 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.
Intangible assets consist of the following at December 31, 2016:

	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)
Patents and trademarks	$697,890	$(105,524)	$592,366	5-12
Customer contracts	259,730	(34,631)	225,099	10
Total	$957,620	$(140,155)	$817,465

Future amortization expense for intangible assets over their remaining useful lives is as follows:

Year ending December 31:	Patents and trademarks	Customer contracts	Total Amortization
2017	$73,370	$25,973	$99,343
2018	73,370	25,973	99,343
2019	73,370	25,973	99,343
2020	64,310	25,973	90,283
2021	46,192	25,973	72,165
2022 and thereafter	261,754	95,234	356,988
Total	$592,366	$225,099	$817,465

Amortization expense for the years ended December 31, 2016 and December 31, 2105 was $99,343 and 40,813, respectively.

Goodwill
The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company did not perform the qualitative assessment, but made its determination using the quantitative approach for goodwill impairment. Using the quantitative approach, the Company determined that there was no impairment of goodwill for the year ended December 31, 2016.

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

The Company also recognized revenue related to a government grant awarded during the year ended December 31, 2015. There were no government grants awarded during the year ended December 31, 2016. Government grants provide funds for certain types of expenditures in connection with research and development activities over a contractually defined period. Revenue related to government grants is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable performance obligations under the government grants have been met. Funds received under government grants are recorded as revenue if the Company is deemed to be the principal participant in the contract arrangements because the activities under the contracts are part of the Company’s development programs. If the Company is not the principal participant, the funds from government grants are recorded as a reduction to research and development expense. Funds received from government grants are not refundable and are recognized when the related qualified research and development expenses are incurred and when there is reasonable assurance that the funds will be received.

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
Further, the Company evaluated its Series A and Series B Convertible Preferred Stock and determined that it is considered an equity host under ASC 815, Derivatives and Hedging. In making this determination, the Company's analysis followed the whole instrument approach which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company's analysis was based on a consideration of the economic characteristics and risks of each series of preferred stock. More specifically, the Company evaluated all of the stated and implied substantive terms and features, including (i) whether the preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of preferred stock were entitled to dividends, (iv) the voting rights of the preferred stock and (v) the existence and nature of any conversion rights. As a result of the Company's conclusion that the preferred stock represents an equity host, the conversion feature of all series of preferred stock is considered to be clearly and closely related to the associated preferred stock host instrument. Accordingly, the conversion feature in the preferred stock is not considered an embedded derivative that requires bifurcation.

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
In January 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (ASU) 2017-04: “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test.  It is effective for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company expects that this new guidance will have an impact on its financial positions or results of operations, but the impact will not be material.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its financial position, results of operations or financial statement disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” “(ASU 2016-18”). The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. The Company is in the process of determining the effect that the adoption will have on its financial position, results of operations or financial statement disclosures.
In October 2016, the FASB issued updated guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for the first quarter of tax year 2018; however, early adoption is permitted. The Company is evaluating the impact that this guidance will have its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, Update 2016-15 becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of Update 2016-15 and assessing the impact, if any, it may have on its financial position, results of operations, cash flows or financial statement disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which seeks to simplify accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows.  For public entities, Update 2016-09 becomes effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted.  Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-09 will have on its financial position, results of operations or financial statement disclosures.
In March 2016, the FASB issued guidance that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance will be effective for the first quarter of tax year 2017; however, early adoption is permitted. The Company is evaluating the impact that this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard provides guidance intended to improve financial reporting about leasing transaction. The ASU affects all companies that lease assets such as real estate, airplanes and manufacturing equipment. The ASU will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new standard will take effect for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not determined the potential effects of this ASU on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Liabilities"(“ASU 2016-01”).  ASU 2016-01 requires equity investments (excluding equity method investments and investments that are consolidated) to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at cost, adjusted for impairment and observable price changes. The ASU also simplifies the impairment assessment of equity investments, eliminates the disclosure of the assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at cost on the balance sheet and requires the exit price to be used when measuring fair value of financial instruments for disclosure purposes. Under ASU 2016-01, changes in fair value (resulting from instrument-specific credit risk) will be presented separately in other comprehensive income for liabilities measured using the fair value option and financial assets and liabilities will be presented separately by measurement category and type either on the balance sheet or in the financial statement disclosures. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has not yet determined the effect that ASU 2016-01 will have on its financial position, results of operations, or financial statement disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The amendments is this ASU are intended to provide guidance on the responsibility of reporting entity management. Specifically, this ASU provides guidance to management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures. Although the presumption that a reporting entity will continue to operate as a going concern is fundamental to the preparation of financial statements, prior to the issuance of this ASU, there was no guidance in U.S. generally accepted accounting principles (U.S. GAAP) related to the concept. Due to the lack of guidance in U.S. GAAP, practitioners and their clients often faced challenges in determining whether, when, and how a reporting entity should disclose the relevant information in its financial statements. As a result, the FASB issued this guidance to require management evaluation and potential financial statement disclosures. This ASU will be effective for financial statements with periods ending after December 15, 2016. The Company adopted the ASU during the year and performed going concern evaluations for its 2016 calendar year-end financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$2,563,247	$2,563,247	—	—

Liabilities
Series A warrant liability	194,048	194,048	—	—
Series C warrant liability	85,490	—	—	85,490
Total common stock warrant liability	$279,538	$194,048	—	$85,490

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$3,803,929	$3,803,929	—	—

Liabilities
Series A warrant liability	1,212,803	1,212,803	—	—
Series B warrant liability	865,000	—	—	865,000
Series C warrant liability	462,437	—	—	462,437
Total common stock warrant liability	$2,540,240	$1,212,803	—	$1,327,437

The Series A Warrant is a registered security that trades on the open market. The fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which is listed on and obtained from NASDAQ. Accordingly, the fair value of Series A Warrants is a Level 1 measurement. The fair value measurements of the Series B and Series C Warrants are based on significant inputs that are unobservable and thus represent Level 3 measurements. The Company’s estimated fair value of the Series B Warrant liability is calculated using a Monte Carlo simulation. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates. (see Note 6) The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model, which is equivalent to fair value computed using the Binomial Lattice Option Model. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates. (see Note 6) The Level 3 estimates are based, in part, on subjective assumptions.

The agreement to pay the annual royalty in the NeoForce acquisition resulted in the recognition of a contingent consideration, which was recognized on the acquisition date. Subsequent changes to estimates of the amount of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153 thousand at the date of acquisition and $136 thousand as of December 31, 2016. The fair value of the royalty obligation was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company's cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

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
The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 financial instruments, which are treated as liabilities, as follows:

	Series A Warrant		Series B Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2015	2,425,605	$1,212,803	116,580	$865,000	590,415	$462,437
Change in value of Series A Warrants	—	(1,018,755)	—	—	—	—
De-recognition of Series B Warrant liability upon cashless exercise of warrants (485,202 shares issued)	—	—	(102,300)	(593,584)	—	—
De-recognition of Series B Warrant liability upon expiration	—	—	(14,280)	—	—	—
Change in value of Series B Warrants	—	—	—	(271,416)	—	—
Change in value of Series C Warrants	—	—	—	—	—	(376,947)
Balance at December 31, 2016	2,425,605	$194,048	—	$—	590,415	$85,490
Note 5. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Furniture and fixtures	$182,257	$236,366
Computer hardware	66,810	52,112
Leasehold improvements	12,849	9,117
	261,916	297,595
Less accumulated depreciation and amortization	(159,356)	(211,850)
Total	$102,560	$85,745
Depreciation expense was $32,298 and $67,415 for the fiscal years ended December 31, 2016 and December 31, 2015, respectively.
Note 6. Warrant Liabilities
Warrants terms
The Company has issued Series A Warrants, Series B Warrants and Series C Warrants (the “Warrants”).
The Company’s Series A, Series B and Series C Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Warrant contracts further provide for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the IPO or Private Transaction proceeds to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which is equivalent to fair value computed using the Binomial Lattice Option Model.

Accounting Treatment
The Company accounts for the Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company may be obligated to settle Warrants in cash in the case of a Fundamental Transaction.
The Company classified the Warrants, with a term greater than one year, as long term liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s statement of operations. The Series B Warrant liability was classified as a current liability in the year ended December 31, 2015, as the Warrants were set to expire on February 12, 2016.
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

Since their issuance, a total of 24,000 Series A Warrants have been exercised. As of December 31, 2016, the fair value of the 2,425,605 outstanding Series A Warrants was approximately $194 thousand, and the decrease of $1 million in fair value during the year ended December 31, 2016 was recorded as other income in the statement of operations.

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
As of February 12, 2016 and December 31, 2015 the Company used a Monte Carlo simulation to calculate the fair value of its Series B Warrant liability. This model is dependent upon several variables such as the warrant’s term, exercise price, current stock price, risk-free interest rate estimated over the contractual term, estimated volatility of our stock over the term of the warrant and the estimated market price of our stock during the cashless exercise period. The risk-free rate is based on U.S. Treasury securities with similar maturities as the expected terms of the warrants. The volatility is estimated based on blending the volatility rates for a number of similar publicly-traded companies. The Company used the following inputs:

	February 12, 2016	December 31, 2015
Volatility	90%	90%
Expected Term (years)	0.00	0.12
Expected dividend yield	—%	—%
Risk-free rate	0.65%	0.65%
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

The Series C Warrants are exercisable into 590,415 shares of the Company’s Common Stock. As of December 31, 2016, the fair value of the Series C Warrants was determined to be $85,490. The decline in the fair value of the Series C Warrants of $376,947 in the year ended December 31, 2016 was recorded as other income in the consolidated statement of operations.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model, which is equivalent to the fair value computed using the Binomial Lattice Option Model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	December 31, 2016	December 31, 2015
Volatility	90%	90%
Expected Term (years)	3.17	4.17
Expected dividend yield	—%	—%
Risk-free rate	1.51%	1.76%

Note 7. Commitments and Contingencies
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
The Company leases office space under a non-cancelable operating lease agreement which was set to expire in May 2015. On February 2, 2015, the Company signed an amendment to its lease agreement, extending the lease through June 2018. The amendment provides for monthly lease payments of $22,000 beginning in June 2015, with increases in the following two years. The Company subleased this facility in January 2016.
The Company also leases approximately 2,100 square feet for its operations in Ivyland, Pennsylvania under a month-to-month lease.

Minimum rental commitments under all noncancelable leases with an initial term in excess of one year as of December 31, 2016 were as follows:

Year ending December 31:	Operating Leases
2017	750,118
2018	629,923
2019	334,747
Total	$1,714,788

The table above does not consider the impact of lease payments the Company will receive under the sublease executed in January 2016.
Rent expense was $595,000 and $375,000 during the years ended December 31, 2016 and 2015, respectively.

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
In connection with the acquisition of the assets of NeoForce, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months. The agreement to pay the annual royalty resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the Royalty was determined to be $153,000 at the date of acquisition (see Note 11).

As of December 31, 2016, the Company updated the cash flow and revenue projections. Based on the updated assumptions, the fair value of the net unpaid Royalty was determined to be $136,000. As a result, the Company recognized $15,000 of general and administrative expense in the statement of operations.
On February 28, 2017, the Company settled the Lawsuit (see Note 14) by agreeing to make additional supplemental disclosures and agreeing to pay $175,000 for dismissal of the Lawsuit. This amount was recorded as a current liability on the balance sheet as of December 31, 2016 and recognized as general and administrative expense in the statement of operations for the year ended December 31, 2016. The stipulation of dismissal is pending with the court.
Note 8. Stockholders' Equity
Convertible Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock.
The Company issued a total of 10,000 Series A Convertible Preferred Stock under the 2015 Sabby Purchase Agreement, with a par value of $0.001 and a stated value of $1,000 per share. The Series A Convertible Preferred Stock did not have an expiration date and were not redeemable at the option of the holders. During the three months ended March 31, 2016 and June 30, 2016 the holders of the Series A Convertible Preferred Stock converted 1,665 and 555, respectively, shares of Series A Convertible Preferred Stock resulting in the issuance of 900,000 and 300,000 shares of Common Stock, respectively. Under the 2016 Sabby Purchase Agreement, the remaining 7,780 shares of Series A Convertible Preferred Stock were repurchased.
The Company has issued a total of 13,780 Series B Convertible Preferred Stock under the 2016 Sabby Purchase Agreement, with a par value of $0.001 and a stated value of $1,000 per share (see Note 2). During the year ended December 31, 2016, the holders of the Series B Convertible Preferred Stock converted 1,000 shares of the Series B Convertible Preferred Stock resulting in the issuance of 1,000,000 shares of Common Stock. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. The Series B Convertible Preferred Stock do not have an expiration date and are not redeemable at the option of the holders. In connection with each close of the Series B Convertible Preferred Stock, the Company was obligated to repurchase the remaining outstanding Series A Convertible Preferred Stock at the original issuance price. In addition, the exercise price of the existing Series D Warrants originally issued in conjunction with the 2015 Sabby Purchase Agreement was reduced from $2.46 to $1.75 per share on the effective date of the 2016 Sabby Purchase Agreement.
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
The Company recognized stock-based compensation expense related to options granted to employees for the fiscal years ended December 31, 2016 and 2015 of $871,270 and $942,369, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements as of December 31, 2016 and December 31, 2015.
Stock compensation expense was allocated between departments as follows;

	Year ended
	December 31, 2016	December 31, 2015
Research & Development	$165,154	$148,948
Sales & Marketing	30,418	62,533
General & Administrative	675,698	730,888
Total	$871,270	$942,369
The Company granted options to purchase 1,339,259 and 955,713 of the Company’s common stock in 2016 and 2015. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2016:

Year Ended
	December 31, 2016	December 31, 2015
Expected life (years)	6.1	6.1
Risk-free interest rate	1.3% - 1.7%	1.6%-1.7%
Volatility	65% - 73%	56% - 66%
Dividend rate	—%	—%
The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include:

•	Expected volatility: The estimated volatility rate based on a peer index of common stock of comparable companies in the Company's industry.

•
Expected term: The expected life of stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method. The Company has elected to use the simplified method, as the Company does not have enough historical exercise experience to provide a reasonable basis upon which to estimate the expected term and the stock option grants are considered “plain vanilla” options.

•	Risk-free rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.

•
Expected dividend yield: The Company has never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes stock option transactions for the years ended December 31, 2016 and 2015 as issued under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted Average Remaining Contractual Term
				(in years)
Balance at December 31, 2014	606,061	1,072,011	$6.34
Additional shares authorized	270,764	—	—
Options granted	(955,713)	955,713	3.08
Options exercised		(83,848)	3.50
Options canceled/forfeited	85,037	(85,037)	5.03
Balance at December 31, 2015	6,149	1,858,839	4.82	8.75
Additional shares authorized	560,717	—	—
Amendment to plan to authorize additional shares	1,500,000	—	—
Options granted	(1,339,259)	1,339,259	1.36
Options exercised	—	(58,419)	1.20
Options canceled/forfeited	231,249	(231,249)	3.09
Balance at December 31, 2016	958,856	2,908,430	$3.42	8.48

Options vested at December 31, 2016	—	1,450,033	$4.12	8.13
Options vested and expected to vest at December 31, 2016	—	2,908,430	$3.42	8.48
The weighted-average grant date fair value of employee options granted was $1.66 and $0.81 per share for the year ended December 31, 2016 and December 31, 2015, respectively. At December 31, 2016 total unrecognized employee stock-based compensation was $1,553,427, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years. As of December 31, 2016, the outstanding stock options had an intrinsic value of zero.
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

In June 2016, the Company granted 55,000 NSOs to sales representatives of Bemes, Inc. Of the 55,000 options granted, 27,499 options with a fair value of $26,355 vested immediately upon grant. Accelerated vesting of the remaining options were contingent on the satisfaction of certain performance requirements, that were not met. Regardless of not achieving accelerated vesting, the remaining options have a one year cliff vesting. As a result, the Company recognized $13,502 in expense for the remaining options during 2016, which will vest during the first quarter of 2017. Total expense for the two groups of options reflects the fair value of the Company's common stock on the applicable vesting commencement dates.

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

As of December 31, 2016 there were no purchases by employees under this plan.

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

Other Common Stock Warrants
As of December 31, 2016, the Company had 480,147 Common Stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $4.87 and a term of 10 years expiring in November 2024. During the year ended December 31, 2015, 43,720 Common Stock warrants were cashless exercised resulting in the issuance of 13,407 shares of the Company’s Common Stock. The Company also has outstanding 9,259 Common Stock warrants issued in 2009, with an exercise price of $21.60 and a term of 10 years, expiring in January 2019 and 82,500 Common Stock warrants issued to the underwriter in our IPO, with an exercise price of $7.14 and a term of 10 years, expiring in November 2024.
Note 9. Income Taxes
Due to net losses in 2016 and 2015, the Company had no material current, deferred, or total income tax expense in the years ended December 31, 2016 and 2015.
The geographical distribution of income (loss) before income taxes are summarized below:

	December 31,
	2016	2015
United States	$(11,807,891)	$(11,908,546)
Foreign	(235,623)	—
Total	$(12,043,514)	$(11,908,546)

A reconciliation of income tax expense with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	December 31,
	2016	2015
Tax on the loss before income tax expense computed at the federal statutory rate of 34%	$(4,094,922)	$(5,408,551)
State tax (benefit) at statutory rate, net of federal benefit	(266,258)	(928,107)
Foreign Rate Differential	35,343	—
Change in Valuation Allowance	4,260,571	4,199,154
Change in research and development credits	(129,974)	(60,991)
Stock Based Compensation - ISO	323,537	—
Change in fair value of warrants	(619,067)	1,493,215
Change in state tax rate	345,172	—
Other	167,298	705,280
Provision for deferred taxes	$21,700	$—
Effective income tax rate	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2016 and 2015:

	December 31,
	2016	2015
Non-Current Deferred Tax Assets:
Reserves and accruals	$212,479	$287,850
Net Operating Loss Carryforwards	30,291,080	26,174,912
Research and development credits	1,580,253	1,381,296
Intangible Assets	(68,894)	(74,113)
Fixed Assets	2,978	9,080
Total Non-Current Deferred Tax Assets	32,017,896	27,779,025
Valuation Allowance	(32,039,596)	(27,779,025)
Net Deferred Tax Liability	$(21,700)	$—
The Company has recorded a full valuation allowance against its net deferred tax assets as it believes that it is more likely than not that such assets will not be realized. The valuation allowance increased by $4,260,571 from December 31, 2015 to December 31, 2016 primarily due to the generation of current year net operating losses and research and development credits claimed.
As of December 31, 2016, the Company had $80 million of federal, $52 million of state and $235 thousand of United Kingdom net operating losses available to offset future taxable income. The federal net operating loss carryforwards begins to expire in 2019, the state net operating loss carryforwards will begin to expire in 2017 and the foreign net operating loss carryforward can be carried forward indefinitely. As of December 31, 2016, the Company also had $1.5 million of federal and $1.2 million of state research and development credit carryforwards. The federal research and development credit carryforward begins to expire in 2024 and the state research and development credit can be carried forward indefinitely.
In addition, the Company has determined that the use of net operating loss and tax credit carryforwards will be limited under Section 382 of the Internal Revenue Code, as a result of the changes in the stock ownership of the Company during the year ended December 31, 2016.
United States taxes and foreign withholding taxes have not been provided on undistributed earnings for non-United States subsidiaries as of December 31, 2016, as the earnings, if any, are intended to be indefinitely reinvested.

The following tables summarize the activities of gross unrecognized tax benefits:

	December 31,
	2016	2015
Beginning balance	691,697	673,247
Increase related to prior year tax positions	—	—
Decreases related to prior year tax positions	35,804	(13,207)
Increase related to current year tax positions	67,461	31,657
Decreases related to current year tax positions	—	—
Ending Balance	$794,962	$691,697
The amount of unrecognized tax benefits that would impact the effective tax rate were approximately none and none as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, $794,962 of unrecognized tax benefits would be offset by a change in valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction, certain state jurisdictions and the United Kingdom. In the normal course of business, the Company is subject to examination by federal, state,local and foreign jurisdictions, where applicable. In the U.S federal jurisdiction, tax years 1999 forward remain open to examination, in the state tax jurisdiction, years 2005 forward remain open to examination and in the foreign jurisdiction 2015 remain open to examination. The Company is currently not under audit by any federal, state or local jurisdiction.
The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has no material unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2016. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.
Note 10. Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the year ended December 31, 2016 and 2015, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.
The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares):

	As of December 31,
	2016	2015
Convertible preferred stock	12,780,000	2,462,162
Warrants issued to 2010/2012 convertible note holders to purchase common stock	480,147	480,147
Options to purchase common stock	2,908,430	1,858,839
Warrants issued in 2009 to purchase common stock	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	82,500
Series A warrants to purchase common stock	2,425,605	2,425,605
Series B warrants to purchase common stock	—	116,580
Series C warrants to purchase common stock	590,415	590,415
Series D warrants to purchase common stock	2,930,812	1,280,324
Note 11. NeoForce Group, Inc. Acquisition
On September 8, 2015, the Company through its wholly owned subsidiary Neoforce, Inc ("NFI"), acquired substantially all of the assets of NeoForce in exchange for an upfront cash payment of $1.0 million. In addition, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months (“Royalty”) in the low single digits based on net sales of NeoForce products that were acquired by the Company. As of December 31, 2016, the Company recorded $11,142 of Royalty payable.
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
Pro Forma Financial Information (Unaudited)

The following table presents the unaudited pro forma results of Capnia, Inc. (including the operations of Neoforce) for the year ended December 31, 2015. The unaudited pro forma financial information combines the results of operations of Capnia and NeoForce as though the companies had been combined as of the beginning of the fiscal period presented. As of September 8, 2015, the date of the acquisition, the results of NFI have been combined with Capnia as a wholly-owned subsidiary. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the consolidated results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2015. In addition, the unaudited pro forma financial information does not attempt to project the future consolidated results of operations.

December 31,
2015
Pro forma total revenues	$1,168,846
Pro forma net loss	$(16,002,126)
Pro forma net loss per share – basic and diluted	$(1.70)
Pro forma weighted-average shares-basic and diluted	9,425,880
The unaudited pro forma financial information above reflects the following:

•
the increase of amortization expense of $53,000 in the year ended December 31, 2015 related to the estimated fair value of intangible assets from the purchase price allocation which are being amortized over their estimated useful lives through 2028. The change in depreciation expense related to the change in estimated fair value of property and equipment from the book value at the time of the acquisition was not material.

For the year ended December 31, 2015, NFI revenue and net income included in the Company’s Consolidated Statement of Operations and Net Loss were $279,000 and $76,000, respectively.
Note 12. Compensation Plan for Board Members
The Compensation Committee of the Board of Directors of the Company recommended and the Board approved a new compensation plan for the payment of quarterly Board fees. At the election of each Board member, beginning with the third quarter of 2016, they had the option to either receive cash payments or to be paid in common stock of the Company. For the third quarter of 2016, two of the Board members elected to be paid in common stock of the Company resulting in the issuance of 25,422 shares of common stock.
Note 13. Defined Contribution Plan
The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. To date, the Company has not made any matching contributions.
Note 14. Subsequent Events
On December 22, 2016, the Company entered into the Merger Agreement with Essentialis. Consummation of the merger was subject to various closing conditions, including the Company's consummation of a financing of at least $8 million at, or substantially contemporaneous with, the closing of the Merger and the receipt of stockholder approval of the Merger at a special meeting of stockholders.
On March 6, 2017, the Company held a special shareholder meeting and received approval for issuance of the merger shares under the Merger Agreement with Essentialis, issuance of the shares of common stock for the $8 million of concurrent financing and issuance of the shares of common Stock for the $2 million investment by Aspire Capital.
On March 7, 2017, the Company completed the merger with Essentialis and issued 18,916,940 shares of common stock to shareholders of Essentialis. The Company held back 913,379 shares of common stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the merger. The Company is also obligated to issue an additional 4,566,948 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Assuming that we issues all of the shares of our common stock held back and the development milestone is achieved, we would issue a total of 24,397,267 shares of common stock to Essentialis stockholders. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, we are obligated to make cash earnout payments of up to a maximum of $30 million to Essentialis stockholders. The merger consideration described above will be reduced by any such shares of common stock issuable, or cash earnout payments payable, to Essentialis’ management carve-out plan participants and other service providers of Essentialis, in each case, in accordance with the terms of the Merger Agreement.
In addition, the Company issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital.
On February 28, 2017, in regards the Lawsuit mentioned below, the Company agreed to make additional supplemental disclosures and pay $175,000 for dismissal of the lawsuit. This amount was accrued as a current liability on the balance sheet as of December 31, 2016 and recorded as an expense in general and administrative expense on the statement of operations for the year ended December 31, 2016.
On February 16, 2017, the Lawsuit captioned Garfield v. Capnia, Inc., et al., Case No. C17-00284 was filed in Superior Court of the State of California, County of Contra Costa against the Company and certain of its officers and directors. The Lawsuit alleged, generally, that the Company's directors breached their fiduciary duties to the Company's stockholders by seeking to sell control of the Company through an allegedly defective process, and on unfair terms. The Lawsuit also alleged that defendants failed to disclose all material facts concerning the proposed merger with Essentialis to stockholders. The Lawsuit sought, among other things, equitable relief that would have enjoined the consummation of the proposed merger, compensatory and/or rescissory damages, and attorneys' fees and costs. The Company made certain supplemental disclosures in a Current Report on Form 8-K filed with the SEC on February 28, 2017 in connection with plaintiff's agreement to voluntarily dismiss plaintiff's claims in the Lawsuit. The stipulation of dismissal is pending with the court.
On January 4th, 10th, 12th and 18th of January 2017, the two funds managed by Sabby converted an aggregate of 601 shares of their Series B Convertible Stock into 601,000 shares of Common Stock.
On January 27, 2017, the Company entered into the 2017 Aspire Purchase Agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million in value of shares of our Common Stock over the 30-month term of the purchase agreement. The Company issued Aspire Capital 708,333 shares of Common Stock as commitment shares under the 2017 Aspire Purchase Agreement. Further, on the date of the closing of the financing, as defined in the Merger Agreement, the Company sold to Aspire Capital, and Aspire Capital purchased from the Company an aggregate of $2.0 million of the Company’s common stock.

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
Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, with the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures are being made ony in accordance with authorizations of our management and board of directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Controls
There have been no changes to our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

CAPNIA, INC.

Date: March 15, 2017	By:	/S/ ANISH BHATNAGAR
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

Signature	Title	Date

/S/ ANISH BHATNAGAR	President, Chief Executive Officer and Director	March 15, 2017
Anish Bhatnagar	(Principal Executive Officer)

/S/ DAVID D. O’TOOLE	Chief Financial Officer	March 15, 2017
David D. O’Toole	(Principal Financing and Accounting Officer)

/S/ ERNEST MARIO	Chairman	March 15, 2017
Ernest Mario

/S/ EDGAR G. ENGLEMAN	Director	March 15, 2017
Edgar G. Engleman

/S/ STEINAR J. ENGELSEN	Director	March 15, 2017
Steinar J. Engelsen

/S/ STEPHEN KIRNON	Director	March 15, 2017
Stephen Kirnon

/S/ RAJEN DALAL	Director	March 15, 2017
Rajen Dalal

/S/ WILLIAM G. HARRIS	Director	March 15, 2017
William G. Harris

/S/ MAHENDRA SHAH	Director	March 15, 2017
Mahendra Shah

/S/ JAMES GLASHEEN	Director	March 15, 2017
James Glasheen

/S/ STUART COLLINSON	Director	March 15, 2017
Stuart Collinson

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	October 15, 2015	3.1
3.2	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2
3.3	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.3
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	July 6, 2016	3.1
4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1
4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein	S-1	June 10, 2014	4.2
4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3
4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4
4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5
4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6
4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7
4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8
4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9
4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10
4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11
4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12
4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14
4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15
4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16
4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17
4.18	Form of the Series B Warrant Certificate.	S-1/A	July 1, 2014	4.18
4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19
4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20
4.21	Form of the Series D Common Stock Purchase Warrant	8-K	October 15, 2015	4.21
4.22	Form of Placement Agent Warrant	8-K	October 15, 2015	4.22
4.23	Form of Series D Common Stock Warrant Certificate	8-K	October 15, 2015	4.23
4.24	Form of Series A Convertible Preferred Stock Certificate	8-K	October 15, 2015	4.24
4.25	Form of Placement Agent Warrant	8-K	July 6, 2016	4.1
4.26	Form of Series B Convertible Preferred Stock Certificate	8-K	July 6, 2016	4.2
9.1	Form of Voting Agreement	8-K	October 15, 2015	9.1
9.2	Form of Voting Agreement	8-K	July 6, 2016	9.1
9.2	Form of Voting Agreement	8-K	December 27, 2016	10.1
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1
10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8
10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13
10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14
10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15
10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16
10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17
10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18
10.19	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19
10.20	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20
10.21	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21
10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22
10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23
10.24	Form of Warrant Exercise Agreement.	8-K/A	March 6, 2015	10.24
10.25	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015.	S-24	April 1, 2015	10.25

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.26	Agreement and First Amendment to Asset Purchase Agreement dated June 30, 2015, by and between Capnia, Inc. and Biomendical Drug Development Inc. and George Tidmarsh MD, PhD.	8-K	July 7, 2015	10.26
10.27	Common Stock Purchase Agreement dated June 30, 2015, by and between Capnia, Inc. and George Tidmarsh MD, PhD.	8-K	July 7, 2015	10.27
10.28	Registration Rights Agreement dated July 24, 2015 between Capnia, Inc. and Aspire Capital Fund, LLC.	8-K	July 7, 2015	10.28
10.29	Common Stock Purchase Agreement dated October 12, 2015	8-K	July 7, 2015	10.29
10.30	Securities Purchase Agreement dated October 12, 2015	8-K	October 15, 2015	10.30
10.31	Form of Registration Rights Agreement	8-K	October 15, 2015	10.31
10.32	Form of Lock-Up Agreement	8-K	October 15, 2015	10.32
10.33	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015	S-1/A	December 22, 2015	10.33
10.34	Transfer and Distribution Agreement: United States: by and between Capnia, Inc. and Bemes, Inc. signed January 26, 2016	8-K	January 28, 2016	10.34
10.35	Engagement Letter dated June 26, 2016, between Capnia, Inc. and Maxim Group, LLC	8-K	July 6, 2016	1.1
10.35	Securities Purchase Agreement dated June 29, 2016	8-K	July 6, 2016	10.1
10.36	Form of Registration Rights Agreement	8-K	July 6, 2016	10.2
10.37	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016	S-1/A	September 9, 2016	10.36
10.38	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Capnia, Inc.,a Delaware corporation and Essentialis, Inc., a Delaware corporation and certain other parties thereto	8-K	December 27, 2016	2.1
10.40	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 2, 2017	10.51
10.41	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017	S-1	February 2, 2017	10.52
10.42	Form of Common Stock Purchase Agreement	8-K	March 8, 2017	10.1

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
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