Form 10-Q
period 2017-03-31
Capnia, Inc.
filed 2017-05-11
CIK 1484565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2017 there were 47,587,647 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

CAPNIA, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Capnia, Inc.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$10,539	$2,726
Accounts receivable	110	133
Restricted cash	35	35
Inventory	855	660
Prepaid expenses and other current assets	261	247
Total current assets	11,800	3,801
Long-term assets
Property and equipment, net	93	103
Goodwill	718	718
Other intangible assets, net	21,128	817
Other assets	126	126
Total assets	$33,865	$5,565
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$935	$538
Accrued compensation and other current liabilities	1,237	1,169
Total current liabilities	2,172	1,707
Long-term liabilities
Series A warrant liability	291	194
Series C warrant liability	57	86
Other long-term liabilities	1,201	143
Total liabilities	3,721	2,130
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 are designated at March 31, 2017 and December 31, 2016; 12,179 and 12,780 shares issued and outstanding at March 31, 2017 and at December 31, 2016, respectively. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,479,879 and 16,786,952 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	47	17
Additional paid-in-capital	131,296	101,730
Accumulated deficit	(101,199)	(98,312)
Total stockholders’ equity	30,144	3,435
Total liabilities and stockholders’ equity	$33,865	$5,565
See accompanying notes to condensed consolidated financial statements

Capnia, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,
	2017	2016
Product revenue	265	447
Cost of product revenue	209	461
Gross profit (loss)	56	(14)
Expenses
Research and development	994	1,772
Sales and marketing	114	538
General and administrative	1,158	1,939
Total expenses	2,266	4,249
Operating loss	(2,210)	(4,263)
Interest and other income (expense)
Interest Income	1	—
Change in fair value of warrants liabilities income (expense)	(69)	1,170
Cease-use expense	(7)	(94)
Other expense	(602)	(2)
Interest and other income (expense), net	(677)	1,074
Net loss	(2,887)	(3,189)
Net loss per common share, basic and diluted	$(0.11)	$(0.22)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	26,853,433	14,796,119
See accompanying notes to condensed consolidated financial statements

Capnia, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	(2,887)	$(3,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	20
Stock-based compensation expense	185	136
Board fees paid with common stock	45	—
Change in fair value of common stock warrants	69	(1,170)
Non-cash expense of issuing shares to Aspire Capital	602	—
Change in fair value of contingent consideration	5	19
Change in operating assets and liabilities:
Accounts receivable	23	(31)
Inventory	(195)	(102)
Prepaid expenses and other assets	(15)	(49)
Accounts payable	(175)	627
Accrued compensation and other current liabilities	46	(317)
Other long-term liabilities	(37)	72
Net cash used in operating activities	(2,183)	(3,984)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(19)
Net cash used in investing activities	(4)	(19)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,000	—
Proceeds from sale of Series A preferred convertible stock	—	5,071
Series A preferred convertible stock transaction costs paid	—	(71)
Net cash provided by financing activities	10,000	5,000
Net increase in cash and cash equivalents	7,813	997
Cash and cash equivalents, beginning of period	2,726	5,495
Cash and cash equivalents, end of period	$10,539	$6,492
Supplemental disclosures of noncash investing and financing information
Conversion of Series B preferred to common stock	$6	$—
Issuance of common stock in Essentialis acquisition	$18,786	$—
Costs of Essentialis acquistions included in accounts payable	$572	$—
Contingent consideration of Essentialis acquisition	$1,090	$—
Conversion of Series A preferred to common stock	$—	$1,665
De-recognition of Series B warrant liability (cashless exercise)	$—	$593
Fixed asset purchases in accounts payable	$—	$11
See accompanying notes to condensed consolidated financial statements.

Capnia, Inc.
March 31, 2017
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Description of Business
Capnia, Inc. (the “Company”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California.
On September 2, 2015, the Company established NeoForce, Inc. ("NFI"), a wholly owned subsidiary of the Company and through NFI, acquired substantially all of the assets of an unrelated privately held company NeoForce Group, Inc.("NeoForce"). NFI markets innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets.
On April 27, 2015, the Company established Capnia UK Limited, a wholly owned foreign subsidiary in the United Kingdom.
On March 7, 2017, the Company completed the merger with Essentialis, Inc., a Delaware corporation, or Essentialis. After the merger, the Company's primary focus is transitioning to the development and commercialization of novel therapeutics for the treatment of rare diseases. Essentialis was a privately held, clinical stage biotechnology company focused on the development of breakthrough medicines for the treatment of rare metabolic diseases where there is increased mortality and risk of cardiovascular and endocrine complications. Prior to the merger, Essentialis’s efforts were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and central nervous system diseases. Essentialis has tested Diazoxide Choline Controlled Release, or DCCR, tablets as a treatment for Prader-Willi syndrome, or PWS, a complex metabolic/neurobehavioral disorder.
In addition, the Company continues to commercialize innovative medical devices to address unmet medical needs. The Company has two commercial products based on the Company's proprietary technologies, including those which utilize precision metering of gas flow. The most recent product to launch commercially is Serenz® Nasal Relief, or Serenz. In the United States, or U.S., the Company has concluded that Serenz is a Class I, 510(k) exempt device. Serenz is a proprietary handheld device that delivers non-inhaled CO2 topically to the nasal mucosa. Serenz is used only when needed, and does not need to be used on a regular basis.
The Company is also selling the CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, excessive hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense is 510(k) cleared for sale in the U.S. and received CE Mark certification for sale in the E.U. In addition, through NFI, the Company also develops and globally markets assets relating to innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. NFI’s primary product is the NeoPip T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other NFI products include temperature probes, scales, surgical tables and patient surfaces.
Following the merger, the Company initiated a comprehensive review of strategic alternatives for the legacy products and product candidates, including Serenz® Allergy Relief, CoSense® ETCO Monitor, and its portfolio of innovative pulmonary resuscitation solutions for the neonatal market. The Company may also license elements of its Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities.
The Company's current research and development efforts are primarily focused on advancing its lead candidate, DCCR tablets, for the treatment of PWS into late-stage clinical development.
Note 2. Liquidity, Financial Condition and Management’s Plans
The Company had a net loss of approximately $2.9 million for the three months ended March 31, 2017 and has an accumulated deficit of approximately $101.2 million at March 31, 2017 from having incurred losses since its inception. The Company has approximately $9.6 million of working capital at March 31, 2017 and used approximately $2.2 million of cash in its operating activities during the three months ended March 31, 2017. The Company has financed its operations principally through issuances of debt and equity securities.

On January 27, 2017, the Company entered into a Common Stock Purchase Agreement (the "2017 Aspire Purchase Agreement") with Aspire Capital Fund, LLC ("Aspire Capital"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million in value of shares of our Common Stock over the 30-month term of the 2017 Aspire Purchase Agreement. The Company issued Aspire Capital 708,333 shares of Common Stock as commitment shares under the 2017 Aspire Purchase Agreement.
On March 7, 2017, the Company completed the merger with Essentialis. Concurrently, the Company issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital.

The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its therapeutic product development initiatives and penetrate markets for the sale of its products. The Company has been successful over the last 12 months in raising additional capital including the completed closings pursuant to the 2016 Sabby Purchase Agreement, the 2017 Aspire Purchase Agreement and the concurrent financing associated with the merger of Essentialis. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, other than the 2017 Aspire Purchase Agreement, the Company has not secured any commitment for future financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its development of new products and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company's efforts complete its therapeutic development program and to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company.

Management believes that the Company has sufficient capital resources, after considering the $10 million of financing that the Company received on March 7, 2017, to sustain operations through at least the next twelve months from the date of this filing.
Note 3. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the three months ended March 31, 2017 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Below are those policies with current period updates:
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of March 31, 2017 and results of its operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K.

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

Inventory

As of March 31, 2017 and December 31, 2016, the Company’s inventory was comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$454	$382
Work-in-process	140	101
Finished goods	261	177
Total inventory	$855	$660

Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method. The Company recorded a lower of cost or market write down to inventory of $19 thousand during the three months ended March 31, 2017.

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

Goodwill
The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There was no impairment of goodwill for the three months ended March 31, 2017. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early application of the amendments in ASU 2017-01 are allowed for transactions for which the acquisition date is before the effective date of the amendments, but only when the transactions have not been reported in the financial statements that have been issued. The Company early adopted ASU 2017-01 for the acquisition of Essentialis, Inc. (see Note 10).
Besides the accounting pronouncement above, there have been no other new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2017 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that are of significance or potential significance to the Company.
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

The following table sets forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$58	$58	$—	$—
Series C warrant liability	291	—	—	291
Total liabilities	$349	$58	$—	$291

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$194	$194	$—	$—
Series C warrant liability	86	—	—	86
Total common stock warrant liability	$280	$194	$—	$86
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
The agreement to pay the annual royalty in the NeoForce acquisition resulted in the recognition of a contingent consideration, which was recognized on the acquisition date. Subsequent changes to estimates of the amount of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153 thousand at the date of acquisition and $165 thousand as of March 31, 2017. The fair value of the royalty obligation was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company's cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The agreement to pay the commercial milestones in the Essentials acquisition resulted in the recognition of a contingent consideration ,which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on the Company's analysis of the likelihood of the drug indication moving from phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones. Based on the assumptions, the fair value of the milestone obligation was determined to be $1.1 million at March 7, 2017. The fair value of the contingent consideration was determined by a 15.3% probability of achieving each milestone. Additionally, the Company made an assessment that the commercial milestones of $100 million and $200 million in applicable revenue could be reached in 2023 and 2025, respectively. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.
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
As of March 31, 2017 and December 31, 2016, the Company had $10.3 million and $2.6 million in money market funds.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 warrants, which are treated as liabilities, as follows (dollars in thousands):

	Series A Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2016	2,425,605	$194	590,415	$85
Change in value of Series A Warrants	—	97	—	—
Change in value of Series C Warrants	—	—	—	(28)
Balance at March 31, 2017	2,425,605	$291	590,415	$57
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
Since their issuance, a total of 24,000 Series A Warrants have been exercised. As of March 31, 2017, the fair value of the 2,425,605 outstanding Series A Warrants was approximately $291 thousand, and the increase of $97 thousand in fair value during the three months ended March 31, 2017 was recorded as other expense in the statement of operations. As of March 31, 2016, the fair value of the outstanding Series A warrants was approximately $558 thousand, and the decrease of $655 thousand in fair value during the three months ended March 31, 2016 was recorded as other income in the statement of operations.

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

The Series C Warrants are exercisable into 590,415 shares of the Company’s Common Stock. As of March 31, 2017, the fair value of the Series C Warrants was determined to be $57 thousand. The decline in the fair value of the Series C Warrants of $28 thousand in the three months ended March 31, 2017 was recorded as other income in the consolidated statement of operations. As of March 31, 2016, the fair value of the Series C Warrants was determined to be $219 thousand. The decline in the fair value of the warrants of $244 thousand in the three months ended March 31, 2016 was recorded as other income in the consolidated statement of operations.
The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	March 31, 2017	December 31, 2016
Volatility	90%	90%
Expected Term (years)	2.92	3.17
Expected dividend yield	—%	—%
Risk-free rate	1.48%	1.51%
Note 6. Common Stock Purchase Agreement

On January 27, 2017, the Company entered into the 2017 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million in value of shares of the Company's Common Stock over the 30-month term of the 2017 Aspire Purchase Agreement. The Company issued Aspire Capital 708,333 shares of Common Stock as commitment shares under the 2017 Aspire Purchase Agreement. Further, on March 7, 2017, the closing of the financing, as described in the Agreement and Plan of Merger dated December 22, 2016 (the "Merger Agreement"), the Company sold to Aspire Capital, and Aspire Capital purchased from the Company, 2,083,333 of the Company's common stock at $0.96 per share for an aggregate of $2.0 million.
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

Rent expense was $135 thousand and $184 thousand during the three months ended March 31, 2017 and 2016, respectively.

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
In connection with the acquisition of the assets of NeoForce, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months. The agreement to pay the annual royalty resulted in the recognition of a contingent consideration, which was recognized at the closing of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153 thousand at the date of acquisition and $165 thousand at March 31, 2017. The long-term portion of the royalty obligation, $60 thousand, is classified as part of other long-term liabilities while the remaining current portion is included in accrued compensation and other current liabilities.
In connection with the merger with Essentialis, the Company agreed to pay Essentialis stockholders earnout payments up to a maximum of $30 million upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product. The agreement to pay the commercial milestones resulted in the recognition of a contingent consideration, which was recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on the Company's analysis of the likelihood of the drug indication moving from phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones. Based on the assumptions, the fair value of the milestone obligation was determined to be $1.1 million at March 7, 2017. The entire $1.1 million was classified as a long-term liability.

Note 8. Stockholders’ Equity
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
During the three months ended March 31, 2017, Sabby converted 601 Series B Convertible Preferred stock into 601,000 shares of Common Stock. As of March 31, 2017, there were 12,179 Series B Convertible Preferred Stock outstanding.
Common Stock
The Company issued 18,916,940 shares of common stock to stockholders of Essentialis. The Company held back 913,379 shares of common stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the merger. The Company is also obligated to issue an additional 4,566,948 shares of common stock to Essentialis stockholders upon the achievement of a development milestone.
The Company also issued 8,333,333 shares of common stock at $0.96 per share for an investment of $8 million from the completion of the concurrent financing and issued 2,083,333 shares of common stock at $0.96 per share for an investment of $2 million from Aspire Capital.

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
The Company recognized stock-based compensation expense related to options granted to employees for the three months ended March 31, 2017 and 2016 of $185 thousand and $136 thousand, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements as of March 31, 2017 and March 31, 2016.

Stock compensation expense (in thousands) was allocated between departments as follows:

	Three Months Ended March 31,
	2017	2016
Research & Development	$36	$33
Sales & Marketing	6	(31)
General & Administrative	143	134
Total	$185	$136

The Company granted options to purchase 60,000 of the Company’s common stock in the three months ended March 31, 2017. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2017:

Three months ended
March 31, 2017
Expected life (years)	10
Risk-free interest rate	1.3% - 1.7%
Volatility	65% - 73%
Dividend rate	—%
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

The following table summarizes stock option transactions for the three months ended March 31, 2017 as issued under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted Average Remaining Contractual Term
				(in years)

Balance at December 31, 2016	958,856	2,908,430	$3.42	8.48
Additional shares authorized	671,478	—
Amendment to plan to authorize additional shares	8,929,188	—
Options granted	(60,000)	60,000	0.65
Options exercised	—	—
Options canceled/forfeited	33,583	(33,583)	4.46
Balance at March 31, 2017	10,533,105	2,934,847	3.35	8.28

Options vested at March 31, 2017		1,593,754	$3.98	7.98
Options vested and expected to vest at March 31, 2017		2,934,847	$3.35	8.28

The weighted-average grant date fair value of employee options granted was $0.81 and $0.38 per share for the year ended March 31, 2017 and March 31, 2016, respectively. At March 31, 2017 total unrecognized employee stock-based compensation was $1.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.3 years. As of March 31, 2017, the outstanding stock options had an intrinsic value of zero
The fair value of an equity award granted to a non-employee generally is determined in the same manner as an equity award granted to an employee. In most cases, the fair value of the equity securities granted is more reliably determinable than the fair value of the goods or services received. Stock-based compensation related to its grant of options to non-employees has not been material to date.

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
As of March 31, 2017 there were no purchases by employees under this plan.

Series D Warrants
As part of the 2015 Sabby Purchase Agreement, the Company previously issued 2,810,812 Series D Warrants, with an exercise price of $2.46. The exercise price of 2,702,704 Series D Warrants issued to Sabby were subsequently amended to $1.75 per share and a term of five years expiring on October 15, 2020 pursuant to the 2016 Sabby Purchase Agreement. The exercise price of the remaining 108,108 Series D Warrants issued to Maxim LLC, as placement agent, was $2.46, and are exercisable beginning on April 15, 2016 and through and including October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described therein. The Company evaluated the registration payment arrangement stipulated in the terms of the 2015 Sabby Purchase Agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.
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

Other Common Stock Warrants
As of March 31, 2017, the Company had 510,350 Common Stock warrants outstanding originally issued in conjunction with the 2010/2012 convertible notes, with an exercise price of $4.87 and a term of 10 years expiring in November 2024. The Company also has outstanding 9,259 Common Stock warrants issued in 2009, with an exercise price of $21.60 and a term of 10 years, expiring in January 2019 and 82,500 Common Stock warrants issued to the underwriter in our IPO, with an exercise price of 7.14 and a term of 10 years, expiring in November 2024.
Note 9. Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period including contingent shares to be issued to Essentialis stockholders of 913,379 shares of common stock to be issued on the 1 year anniversary of the closing of the merger and 4,566,948 shares of common stock to be issued upon the achievement of a development milestone. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three months ended March 31, 2017 and 2016 the effect of issuing the potential Common Stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.
The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares):

	Three Months Ended March 31,
	2017	2016
Series A Convertible preferred stock	—	4,505,405
Series B Convertible preferred stock	12,179,000	—
Warrants issued to 2010/2012 convertible note holders to purchase common stock	510,350	510,350
Options to purchase common stock	2,934,857	2,297,639
Warrants issued in 2009 to purchase common stock	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	82,500
Series A Warrants to purchase common stock	2,425,605	2,425,605
Series C Warrants to purchase common stock	590,415	590,415
Series D Warrants to purchase common stock	2,930,812	2,810,812

Note 10. Essentialis, Inc. Acquisition
On March 7, 2017, the Company acquired Essentialis through the merger of the Company's wholly-owned subsidiary Company E Merger Sub, Inc., a Delaware corporation ("Merger Sub"), whereby Merger Sub merged into Essentialis,with Essentialis surviving the merger as a wholly owned subsidiary of the Company.
In consideration, the Company issued 18,916,940 shares of common stock to stockholders of Essentialis. The Company held back 913,379 shares of common stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the merger. The Company is also obligated to issue an additional 4,566,948 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, the Company is obligated to make cash earnout payments of up to a maximum of $30 million to Essentialis stockholders.

The transaction has been accounted for as an asset acquisition under the acquisition method of accounting. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets and activities is not a business.

Since the acquisition was determined to be an asset acquisition, the total value of the purchase consideration will be allocated to the asset acquired. The value of the shares issued on the completion of the merger and the shares to be issue was based on the stock price of the Company on the date of completion of the merger. In addition, the trading history of the Company was reviewed to assess the reliability of the implied consideration value. The Company trades on the NASDAQ, a major U.S. stock exchange, and has significant average daily trading volume with tight intraday bid-ask spreads. These characteristics indicate Capnia’s shares are actively traded and provide a reliable indication of value. On March 7, 2017, the date of the transaction close, the Company's stock was trading at $0.77 per common share. Additionally, the average closing price of the stock in the 30 calendar days leading up to the close was also approximately $0.77. Accordingly, the identifiable intangible assets acquired are recorded at fair value based on this stock price.

The agreement to pay the commercial milestones resulted in the recognition of a contingent consideration ,which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on the Company's analysis of the likelihood of the drug indication moving from phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones. In determining the likelihood of this occurring, the analysis relied on 2016 research published by BIO, Biomedtraker, & Amplion titles “Clinical Development Success Rates 2006-2015.” Based on Management's assessment, a 15.3% probability of achieving each milestone was determined to be reasonable. Additionally, the Company anticipates that it could reach the commercial milestones of $100 million and $200 million in applicable revenue in 2023 and 2025, respectively.

The probability weighted milestone payments were discounted to determine the present value of future payments. The analysis utilized the weighted average cost of capital (WACC) discount rate. The WACC used for the first and second milestones were 30% and 21%, respectively.

The aggregate purchase price consideration was as follows:

Fair value of stock consideration	$18,785,926
Fair value of contingent consideration	1,090,125
Total purchase price consideration	$19,876,051

The fair value of the asset acquired is as follows:

Patents	19,876,051
Net Assets Acquired	$19,876,051

As an asset acquisition, the Company also capitalized $573 thousand of total costs of acquiring the assets. These included legal fees of $469 thousand, printing fees of $75 thousand and accounting and other fees of $29 thousand. The total intangible asset of $20.4 million was recorded on the balance sheet and amortized over the life of the patents through June 30, 2028.

The following table presents the unaudited pro forma results of Capnia, Inc. (including the operations of Essentialis) for the three months ended March 31, 2016 and March 31, 2017 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Capnia and Essentialis as though the companies had been combined as of the beginning of each of the fiscal periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2016 or 2017.

	March 31,	March 31,
	2017	2016
Pro forma total revenue	$265	$447
Pro forma net loss	$(4,233)	$(3,814)
Pro forma net loss per share - basic and diluted	$(0.09)	$(0.1)
Proforma weighted-average shares - basic and diluted	44,841,090	38,759,486
Note 11. Compensation Plan for Board Members
The Compensation Committee of the Board of Directors of the Company recommended and the Board approved a new compensation plan for the payment of quarterly Board fees. Starting in the first quarter of 2017, all board fees will be paid in Common Stock of the Company. In the first quarter of 2017, the Company issued 49,988 shares of Common Stock to its Board members.
Note 12. Shareholder Lawsuit
On February 16, 2017, a purported stockholder class action lawsuit captioned Garfield v. Capnia, Inc., et al., Case No. C17-00284, or the Lawsuit, was filed in Superior Court of the State of California, County of Contra Costa against us and certain of our officers and directors. The Lawsuit alleged, generally, that our directors breached their fiduciary duties to our stockholders by seeking to sell control of the company through an allegedly defective process, and on unfair terms. The Lawsuit also alleged that defendants failed to disclose all material facts concerning the merger with Essentialis to stockholders. The Lawsuit sought, among other things, equitable relief that would have enjoined the consummation of the merger, compensatory and/or rescissory damages, and attorneys’ fees and costs.
On February 28, 2017, the Company settled the Lawsuit by making certain supplemental disclosures in a Current Report on Form 8-K filed with the SEC on February 28, 2017 in connection with the plaintiff’s agreement to voluntarily dismiss plaintiff's claims in the Lawsuit. The Company also agreed to pay $175,000 in attorney's fees. This amount was accrued as a current liability on the balance sheet as of December 31, 2016 and recorded as a general and administrative expense on the statement of operations for the year ended December 31, 2016. The stipulation of dismissal was approved by the court on April 14, 2017.
Note 13. Subsequent Events

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

On April 24, 2017, the Company received a letter from Nasdaq indicating that the Company was eligible for an additional 180-day period, or until October 23, 2017, to regain compliance.

On May 8, 2017, the Company received stockholder approval for a reverse stock split of the Company's common stock at a ratio between one-for-two (1:2) and one-for-ten (1:10), or the Reverse Split, to be determined by the Company's Board of Directors and to be effected at the sole discretion of the Board at any time time within six months, pursuant to the proxy statement filed with the SEC on March 29, 2017. If the Board implements the stock split within the next 6 months, the Company expects that the market price of the common stock will be in excess of the $1.00 minimum closing bid price as required by the Nasdaq Marketplace Rules.

On May 8, 2017, the Company received stockholder approval to amend the Amended and Restate Certificate of Incorporation of the Company, to change the name of the Company to Soleno Therapeutics, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.
Overview
On March 7, 2017, we completed our merger, or the Merger, with Essentialis, Inc., a Delaware corporation, or Essentialis. After the Merger with Essentialis, our primary focus is on the development and commercialization of novel therapeutics for the treatment of rare diseases. Essentialis was a privately held, clinical stage biotechnology company focused on the development of breakthrough medicines for the treatment of rare metabolic diseases where there is increased mortality and risk of cardiovascular and endocrine complications. Essentialis has been developing Diazoxide Choline Controlled Release, or DCCR, tablets as a treatment for Prader Willi Syndrome, or PWS, a complex metabolic/neurobehavioral disorder.
We continue to commercialize innovative medical devices to address unmet medical needs, although they are no longer our primary focus and will likely be monetized in the future. We have two commercial products based on our proprietary technologies. Our most recent product to launch commercially is Serenz, a proprietary handheld device that gently cleanses nasal mucosa. A similar product, Serenz Allergy Relief, has CE Mark certification in the European Eunion, or E.U. In the United States, or U.S., we have concluded that Serenz is a Class I, 510(k) exempt device. Serenz is used only when needed, and does not need to be used on a regular basis. We also sell CoSense, which measures end-tidal carbon monoxide, or ETCO, and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, excessive hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense is
510(k) cleared for sale in the U.S. and received CE Mark certification for sale in the E.U.
We also market innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets through our subsidiary, NeoForce, Inc., or NFI. NFI’s primary product is the NeoPip™ T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other products include temperature probes, scales, surgical tables and patient surfaces.
Following our Merger with Essentialis, we initiated a comprehensive review of strategic alternatives for our legacy products and product candidates, including Serenz Nasal Relief, Serenz Allergy Relief, CoSense ETCO Monitor, and our portfolio of innovative pulmonary resuscitation solutions for the neonatal market.
Our current research and development efforts are primarily focused on advancing our lead candidate, DCCR tablets for the treatment of PWS, into late-stage clinical development.
DCCR tablets consist of the active ingredient diazoxide choline, a choline salt of diazoxide, which is a benzothiadiazine. Once solubilized from the formulation, diazoxide choline is rapidly hydrolyzed to diazoxide prior to absorption. Diazoxide acts by stimulating ion flux through ATP‑sensitive K+ channels (KATP). The KATP channel links the cellular energy status to the membrane potential. Diazoxide appears to act on signs and symptoms of PWS in a variety of ways. Agonizing the KATP channel in the hypothalamus has the potential to address hyperphagia, which is an abnormally increased appetite for food. Agonizing the channel in GABAergic neurons improves GABA signaling and may reduce aggressive behaviors.
In the U.S., diazoxide was first approved in 1973 as an intravenous formulation for the emergency treatment of malignant hypertension. In 1976, immediate-release oral formulations, including Proglycem® Oral Suspension and Capsules, or Proglycem, were approved in 1976 and there has been nearly 40 years of use of the 2-3 times a day orally-administered drug in the approved indications. In addition to the short-term use (<3 months) in the approved indications for Proglycem, there are also extensive data on chronic use in children with congenital hyperinsulinism, or CHI, and in adults with insulinoma, which is a tumor of the pancreas that produces excessive amounts of insulin. Insulinoma patients tend to be older, with 50% of them over 70 years old. The average duration of use of Proglycem in CHI and insulinoma patients is 5 years and 7 years, respectively.

DCCR tablets were formulated with the goals of improving the safety and bioavailability of orally-administered diazoxide and reducing the frequency of daily dosing required by current diazoxide formulations. Diazoxide choline is formulated into a controlled-release tablet that lowers peak plasma concentration compared to diazoxide oral suspension and slows release of diazoxide from DCCR, making it suitable for once-a-day dosing.
PWS is a rare, complex neurobehavioral/metabolic disorder which is due to the absence of normally active paternally expressed genes from the chromosome 15q11-q13 region. PWS is an imprinted condition with 70‑75% of the cases due to a de novo deletion in the paternally inherited chromosome 15 11-q13 region, 20-30% from maternal uniparental disomy 15, or UPD, and the remaining 2-5% from either microdeletions or epimutations of the imprinting center (i.e., imprinting defects; IDs). The committee on genetics of the American Academy of Pediatrics states PWS affects both genders equally and occurs in people from all geographic regions; its estimated incidence is 1 in 15,000 to 1 in 25,000 live births. The mortality rate among PWS patients is 3% a year across all ages and 7% in those over 30 years of age. The mean age of death reported from a 40-year mortality study in the U.S. was 29.5 ± 15 years (range: 2 months - 67 years).
In addition to hyperphagia, which is an abnormally increased appetite for food, typical behavioral disturbances associated with PWS include skin picking, difficulty with change in routine, obsessive and compulsive behaviors and mood fluctuations. The majority of older adolescent and adult PWS patients display some degree of aggressive or threatening behaviors including being verbally aggressive, seeking to intimidate others, being physically aggressive including attacking others and destroying property, throwing temper tantrums and directing rage or anger at others.
Other complications in PWS patients include greater risk for autistic symptomatology, psychosis, sleep disorders, skin-picking, distress, mood lability, food stealing, withdrawal, sulking, nail-biting, hoarding and overeating, and more pronounced attention-deficit hyperactivity disorder symptoms, insistence on sameness, and their association with maladaptive conduct problems. The reported rates of psychotic symptoms, between 6% and 28%, are higher than those for individuals with other intellectual disabilities. Individuals with PWS show age-related increases in internalizing problems such as anxiety, sadness and a feeling of low self-esteem. Males are at greater risk for aggressive behavior, depression and dependent personality disorder and overall severity of psychopathology than females. Cognitively, most individuals with PWS function in the mild mental retardation range with a mean IQ in the 60s to low 70s. The combination of food-related preoccupations and numerous maladaptive behaviors makes it difficult for individuals with PWS to perform to their IQ potential.
On December 22, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Essentialis.
On March 6, 2017, we held a special stockholder meeting and received approval for the issuance of the merger shares under the Merger Agreement with Essentialis, the issuance of the shares of common stock for the $8 million of concurrent financing and the issuance of the shares of Common Stock for the $2 million investment by Aspire Capital, LLC, or Aspire Capital.
On March 7, 2017, we completed the Merger with Essentialis and issued 18,916,940 shares of Common Stock to stockholders of Essentialis. We held back 913,379 shares of Common Stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the Merger. We are also obligated to issue an additional 4,566,948 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Assuming that we issue all of the shares of our Common Stock held back and the development milestone is achieved, we would issue a total of 24,397,267 shares of Common Stock to Essentialis stockholders. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, we are obligated to make cash earnout payments of up to a maximum of $30 million to Essentialis stockholders. The merger consideration described above will be reduced by any such shares of Common Stock issuable, or cash earnout payments payable, to Essentialis’ management carve-out plan participants and other service providers of Essentialis, in each case, in accordance with the terms of the Merger Agreement.
In addition, we issued 8,333,333 shares of CommonStock for an investment of $8 million from the completion of the concurrent financing and issued 2,083,333 shares of Common Stock for an investment of $2 million from Aspire Capital.
During the year ended December 31, 2016 and the three months ended March 31, 2017, we received $0.1 million and zero, respectively, from the exercise of stock options.
As of March 31, 2017, we had an accumulated deficit of $101.2 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz, $2.2 million in revenue from our neonatology products and

$0.2 million in government grants. We may never be successful in commercializing our neonatology products, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.
Management believes that we have sufficient capital resources to sustain operations through at least the next twelve months.
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
Results of Operations
Comparison of the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,		Increase (decrease)
	2017	2016	Amount	Percentage
	(in thousands)
Product revenue	265	447	(182)	(41)%
Cost of goods sold	209	461	(252)	(55)%
Gross profit (loss)	56	(14)	70	500%
Operating expenses:
Research and development	994	1,772	(778)	(44)%
Sales and marketing	114	538	(424)	(79)%
General and administrative	1,158	1,939	(781)	(40)%
Total	2,266	4,249	(1,983)	(47)%
Loss from operations	(2,210)	(4,263)	2,053	(48)%
Interest Income	1	—
Change in fair value of warrants	(69)	1,170	(1,239)	(106)%
Cease-use expense	(7)	(94)	87	(93)%
Other income (expense)	(602)	(2)	(600)
Interest and other income (expense), net	(677)	1,074	(1,752)	(163)%
Net loss	(2,887)	(3,189)	302	(9)%

Revenue
Total revenue in the three months ended March 31, 2017 decreased 41% as compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we recognized $45 thousand of product revenue from sales of CoSense and Precision Sampling Sets, $217 thousand from NFI products and $3 thousand from the sale of Serenz. In the three months ended March 31, 2016, we recognized $125 thousand of product revenue from sales of CoSense and Precision Sampling Sets and $322 thousand from NFI products. The decrease in product revenue for NFI products was primarily due to two large orders that were expected in the first quarter of 2017, that were deferred until the second and third quarter of 2017.

Research and development expense
Research and development expense in the three months ended March 31, 2017 decreased $778 thousand as compared to the three months ended March 31, 2016. The decrease was primarily due to reduction in headcount.

Sales and marketing expense
Sales and marketing expense in the three months ended March 31, 2017 decreased $424 thousand over the three months ended March 31, 2016 primarily due to reduction in headcount.

General and administrative expense
General and administrative expense in the three months ended March 31, 2017 decreased $781 thousand as compared to the three months ended March 31, 2016. The decrease was primarily due to a decrease in legal fees and decreased headcount.

Interest and other income (expense), net
Interest and other income (expense), net in the three months ended March 31, 2017 decreased $1.8 million as compared to the three months ended March 31, 2016. The change in the fair value of the warrants decreased from an other expense of $1.2 million in the three months ended March 31, 2016 to $0.1 million in other income in the three months ended March 31, 2016. Other income (expense) increased $0.6 million primarily due to the value of commitment shares issued to Aspire Capital in 2017 (see Note 6).

Liquidity and Capital Resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	(2,183)	$(3,984)
Net cash used in investing activities	(4,000)	(19)
Net cash provided by financing activities	10,000	5,000
Net increase in cash and cash equivalents	$7,813	$997

Cash used in operating activities
During the three months ended March 31, 2017, net cash used in operating activities was $2.2 million, which was primarily due to the use of funds for operations, and adjustments for non-cash items including the $0.1 million change in fair value of warrants and $0.2 million of stock based compensation expense, an increases in accounts payable of $0.2 million and inventory of $0.2 million.

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

Cash used in investing activities
During the three months ended March 31, 2017, we used $4 thousand in investing activities. Cash used in investing activities in the three months ended March 31, 2017 consisted primarily of investment in equipment.

During the three months ended March 31, 2016, we used $19 thousand. Cash used in investing activities in the three months ended March 31, 2016 consisted primarily of investment in equipment.

Cash provided by financing activities

During the three months ended March 31, 2017 cash provided by financing activities was $10.0 million as a result of the completion of the concurrent financing associated with the Essentialis merger.

During the three months ended March 31, 2016 cash provided by financing activities was $5.0 million as a result of the second close under the Sabby Purchase Agreement.
On March 7, 2017, the Company completed the merger with Essentialis. Concurrently, the Company issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital.
As of March 31, 2017, we had cash and cash equivalents of approximately $10.5 million.
We believe that the we have sufficient capital resources, after considering the $10 million of financing that we received on March 7, 2017, to sustain operations through at least the next twelve months from the date of this filing.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the three-month period ended March 31, 2017. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended march 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 16, 2017, a purported stockholder class action lawsuit captioned Garfield v. Capnia, Inc., et al., Case No. C17-00284, or the Lawsuit, was filed in Superior Court of the State of California, County of Contra Costa against us and certain of our officers and directors. The Lawsuit alleged, generally, that our directors breached their fiduciary duties to our stockholders by seeking to sell control of the company through an allegedly defective process, and on unfair terms. The Lawsuit also alleged that defendants failed to disclose all material facts concerning the merger with Essentialis to stockholders. The Lawsuit sought, among other things, equitable relief that would have enjoined the consummation of the merger, compensatory and/or rescissory damages, and attorneys’ fees and costs.
On February 28, 2017, we settled the Lawsuit by making certain supplemental disclosures in a Current Report on Form 8-K filed with the SEC on February 28, 2017 in connection with the plaintiff’s agreement to voluntarily dismiss plaintiff's claims in the Lawsuit. We also agreed to pay $175,000 in attorney's fees. This amount was accrued as a current liability on the balance sheet as of December 31, 2016 and recorded as a general and administrative expense on the statement of operations for the year ended December 31, 2016. The stipulation of dismissal was approved by the court on April 14, 2017.
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.
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
We are a developer of therapeutics and medical devices with a limited commercialization history. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of March 31, 2017, we had an accumulated deficit of $101.2 million.
We expect that our future financial results will depend primarily on our success in launching, selling and supporting our products. This will require us to be successful in a range of activities, including manufacturing, marketing and selling our products. We are only in the preliminary stages of some of these activities. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and planned products, or continue our operations.
We currently have generated limited product revenue and may never become profitable.
To date, we have not generated significant revenues to achieve profitability. Our ability to generate significant revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from planned products also depends on a number of additional factors, including our ability to:

•	develop a commercial organization capable of sales, marketing and distribution of any products for which we obtain marketing approval in markets where we intend to commercialize independently;

•	achieve market acceptance of our current and future products, if any;

•	set a commercially viable price for our current and future products, if any;

•	establish and maintain supply and manufacturing relationships with reliable third parties, and ensure adequate and legally compliant manufacturing to maintain that supply;

•	obtain coverage and adequate reimbursement from third-party payors, including government and private payors;

•	find suitable global and U.S. distribution partners to help us market, sell and distribute our commercial products in other markets;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•	complete development activities successfully and on a timely basis;

•	establish, maintain and protect our intellectual property rights and avoid third-party patent interference or patent infringement claims; and

•	attract, hire and retain qualified personnel.
In addition, because of the numerous risks and uncertainties associated with product development and commercialization, including that our planned products may not advance through development, achieve the endpoints of applicable clinical trials or obtain approval, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or clinical trials in addition to those that we currently anticipate.
Even if we are able to generate significant revenue from the sale of any of our products that may be approved or commercialized, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or shut down our operations.
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our Board of Directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the cost and risk of initiating sales and marketing activities;

•	the timing and cost of, and level of investment in, research and development activities relating to our planned products, which will change from time to time;

•	our ability to enroll patients in clinical trials and the timing of enrollment;

•	the cost of manufacturing our products may vary depending on FDA and other regulatory requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional planned products and technologies;

•	the design, timing and outcomes of clinical studies;

•	changes in the competitive landscape of our industry, including consolidation among our competitors or potential partners;

•	any delays in regulatory review or approval in the U.S., or, if applicable, globally, of any of our planned products;

•	the level of demand for our products may fluctuate significantly and be difficult to predict;

•	the risk/benefit profile, cost and reimbursement policies with respect to our future products, if approved, and existing and potential future drugs that compete with our planned products;

•	competition from existing and potential future offerings that compete with our products;

•	our ability to commercialize our products inside and outside of the U.S., either independently or working with third parties;

•	our ability to establish and maintain collaborations, licensing or other arrangements;

•	our ability to adequately support future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic environment.
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
The commercialization of our products, as well as the completion of the development and the potential commercialization of planned products, will require substantial funds. As of March 31, 2017, we had approximately $10.5 million in cash and cash equivalents. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the cost of activities and added personnel associated with the commercialization of our current products, including marketing, manufacturing, and distribution;

•	the cost to manufacture our products on a larger scale;

•	the degree and rate of market acceptance of our products, and the revenue that we are able to collect as a result;

•	our ability to set a commercially attractive price for our products, and our customers’ perception of the value relative to the prices we set;

•	the timing of, and costs involved in, the development of planned products prior seeking and obtaining approvals from the FDA and other regulatory authorities for our products;

•	our ability to obtain and maintain partners on favorable economic terms, or engage in commercial sales of our products on our own or through distributors, or maintain existing distributors;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights and/or the loss of those rights;

•	our ability to enter into distribution, collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;

•	the emergence of competing technologies or other adverse market developments;

•	the costs of attracting, hiring and retaining qualified personnel;

•	unforeseen developments during our clinical trials;

•	unforeseen changes in healthcare reimbursement for any of our approved products;

•	our ability to maintain commercial scale manufacturing capacity and capability with a commercially acceptable cost structure for our legacy products;

•	unanticipated financial resources needed to respond to technological changes and increased competition;

•	enactment of new legislation or administrative regulations;

•	the application to our business of new regulatory interpretations;

•	claims that might be brought in excess of our insurance coverage;

•	the failure to comply with applicable regulatory laws, rules, regulations, guidelines, and advice; and

•	the uncertainty in industry demand.
We do not have any material committed external source of funds or other support for our commercialization and development efforts. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our current and planned products, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our clinical studies or research and development programs or our commercialization efforts.
The extent to which we utilize the 2017 Aspire Purchase Agreement (see Note 6) with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the 2017 Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the 2017 Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.25 per share. Even if we are able to access the full $17.0 million under the 2017 Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.
We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.
From time to time we may consider strategic transactions, such as acquisitions, asset purchases and sales, and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures, could not result in perceived benefits that were contemplated upon entering into the transaction, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations, solvency and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown and contingent liabilities;

•	disruption of our business and diversion of our management's time and attention in order to develop acquired products, product candidates or technologies;

•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	the timing and likelihood of payment of milestones or royalties;

•	write-downs of assets or goodwill or impairment charges;

•	increased operating expenditures, including additional research, development and sales and marketing expenses;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel; and

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership.
Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above or that we will achieve an economic benefit that justifies such transactions, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.
We may not be able to enter into strategic transactions on a timely basis or on acceptable terms, which may impact our development and commercialization plans.
We have relied, and expect to continue to rely, on strategic transactions, which include in-licensing, out-licensing, purchases and sales of assets, and other ventures. The terms of any additional strategic transaction that we may enter into may not be favorable to us, and the contracts governing such strategic transaction may be subject to differing interpretations exposing us to potential litigation. We may also be restricted under existing collaboration or licensing arrangements from entering into future agreements on certain terms with potential strategic partners. We may not be able to negotiate additional strategic transactions on a timely basis, on acceptable terms, or at all. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our products or bring them to market and generate product revenue. Furthermore, there is no assurance that any such transaction will be successful or that we will derive an economic benefit as a result.
Risks Relating to the Company after the Merger with Essentialis
Completion of the Merger and concurrent financing transactions, which happened on March 7, 2017, resulted in the issuance of a significant amount of additional common stock, which could depress the trading price of our common stock.

The Merger and concurrent financing resulted in the issuance of a significant amount of our common stock. The common stock issued in the Merger and concurrent financing represents an increase in the outstanding our common stock as of the date of the completion of the Merger of up to approximately 172% of the common stock currently outstanding. The issuance of such a significant amount of our common stock could depress the trading price of our common stock and you may lose all or a part of your investment.
Our executive officers, directors and principal stockholders will maintain the ability to control or significantly influence all matters submitted to stockholders for approval and under certain circumstances may have control over key decision making.
Our executive officers, directors and principal stockholders own a majority of our outstanding common stock. Entities associated with Vivo Ventures, Forward Ventures, Technology Partners and our Chairman, Ernest Mario, as of March 7, 2017, own approximately 64.7% of our common stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Failure to retain key employees could diminish the benefits of the Merger and concurrent financing transactions.

Continued success will depend in part on the retention of key personnel at Essentialis, including senior management. There can be no assurances that we will be able to retain Essentialis’s key personnel. In addition, no assurance can be given that after the transactions, that we will be able to attract or retain key management personnel and other key employees to the same extent that we or Essentialis had been previously able to attract or retain their own employees.
We will now be primarily a clinical-stage company with no approved products, which makes assessment of our future viability difficult.

We will now be primarily a clinical-stage company, with a relatively limited operating history upon and with no approved therapeutic products or revenues from the sale of therapeutic products. Essentialis’s operations prior to the Merger had been limited to organizing, staffing and financing, applying for patent rights, undertaking clinical trials of its primary product candidate, DCCR, and engaging in research and development. Prior to the Merger, Essentialis had not yet demonstrated an ability to obtain regulatory approval, manufacture commercial-scale products, or conduct the sales and marketing activities necessary for successful product commercialization. As a result, there is limited information about Essentialis for investors to use when assessing our future viability as a combined company and our potential to successfully develop product candidates, conduct clinical trials, manufacture our products on a commercial scale, obtain regulatory approval and profitably commercialize any approved products.
We will now be significantly dependent upon the success of DCCR, our sole therapeutic product candidate.

Prior to the Merger, Essentialis had invested, and following the Merger, we expect to continue to invest, a significant portion of our efforts and financial resources in the development of DCCR for the treatment of PWS, a rare complex genetic neurobehavioral/metabolic disease. Our ability to generate product revenues, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval, and commercialization of DCCR.
Any delay or impediment in our ability to obtain regulatory approval to commercialize in any region, or, if approved, obtain coverage and adequate reimbursement from third-parties, including government payors, for DCCR, may cause us to be unable to generate the revenues necessary to continue our research and development pipeline activities, thereby adversely affecting our business and our prospects for future growth. Further, the success of DCCR will depend on a number of factors, including the following:

•	obtain a sufficiently broad label that would not unduly restrict patient access;

•	receipt of marketing approvals for DCCR in the E.U. and U.S.;

•	building an infrastructure capable of supporting product sales, marketing, and distribution of DCCR in territories where we pursue commercialization directly;

•	establishing commercial manufacturing arrangements with third party manufacturers;

•	establishing commercial distribution agreements with third party distributors;

•	launching commercial sales of DCCR, if and when approved, whether alone or in collaboration with others;

•	acceptance of DCCR, if and when approved, by patients, the medical community, and third party payors;

•	the regulatory approval pathway that we pursue for DCCR in the United States;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of DCCR following approval;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property portfolio; and

•	obtaining a commercially viable price for our products.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize DCCR, which would materially harm our business.
If we fail to obtain regulatory approval for DCCR in the U.S. and E.U., our business would be harmed.

We are required to obtain regulatory approval for each indication we are seeking before we can market and sell DCCR in a particular jurisdiction, for such indication. Our ability to obtain regulatory approval of DCCR depends on, among other things, successful completion of clinical trials, and demonstrating efficacy with statistical significance and safety in humans. The results of our current and future clinical trials may not meet the FDA, the European Medicines Agency, or EMA, or other regulatory agencies’ requirements to approve DCCR for marketing under any specific indication, and these regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade our manufacturing processes and facilities, which may require significant additional time and expense, and may delay or prevent approval. If we fail to obtain regulatory approval in a timely manner, our commercialization of DCCR would be delayed and our business would be harmed.
If we are unable to implement our sales, marketing, distribution, training and support strategies or enter into agreements with third parties to perform these functions in markets outside of the U.S. and E.U., we will not be able to effectively commercialize DCCR and may not reach profitability.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for DCCR, if and when we obtain marketing approval, we will need to establish a sales and marketing organization.

In the future, we expect to build a targeted sales, marketing, training and support infrastructure to market DCCR in the U.S. and E.U. and to opportunistically establish collaborations to market, distribute and support DCCR outside of the U.S. and E.U. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time consuming and could delay any product launch. If the commercial launch of DCCR is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, training and support personnel.

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

We may experience delays in our clinical trials. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval, or feedback on trial design, to commence a trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	obtain and maintain IRB approval at each clinical trial site;

•	identify, recruit and enroll suitable patients to participate in a trial;

•	have a sufficient number of patients complete a trial or return for post-treatment follow-up;

•	ensure clinical investigators observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts or compliance with new or existing laws, rule, regulations or guidelines;

•	have a sufficient number of clinical trial sites to conduct the trials;

•	timely manufacture sufficient quantities of product candidate appropriate for use in clinical trials; or

•	raise sufficient capital to fund a trial.
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by a data safety monitoring board for such trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, record keeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA, and by foreign regulatory authorities in other countries. The legislation and regulations differ from country to country. To gain approval to market our product candidates, we must provide development, manufacturing and clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication. We have not yet obtained regulatory approval to market any of our product candidates in the U.S. or any other country. Our business depends upon obtaining these regulatory approvals. The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

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
Our ability to negotiate, secure and maintain third party coverage and reimbursement may be affected by political, economic and regulatory developments in the U.S., E.U., and other jurisdictions. Governments continue to impose cost containment measures, and third party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of DCCR or any of our other potential product candidates that receive marketing approval.
Our patent rights may prove to be an inadequate barrier to competition following the completion of the Merger.

We are the sole owner of patents and patent applications in the U.S. with claims covering the compounds underlying our primary product candidate, DCCR. Foreign counterparts of these patents and applications have been issued in the E.U., Japan, China, Canada, Australia, India and Hong Kong. However, the lifespan of any one patent is limited, and each of these patents will ultimately expire and we cannot be sure that pending applications will be granted, or that we will discover new inventions which we can successfully patent. Moreover, any of our granted patents may be held invalid by a court of competent jurisdiction, and any of these patents may also be construed narrowly by a court of competent jurisdiction in such a way that it is held to not directly cover DCCR. Furthermore, even if our patents are held to be valid and broadly interpreted, third parties may find legitimate ways to compete with DCCR by inventing around our patent. Finally, the process of obtaining new patents is lengthy and expensive, as is the process for enforcing patent rights against an alleged infringer. Any such litigation could take years, cost large sums of money and pose a significant distraction to management. Indeed, certain jurisdictions outside of the U.S. and E.U., where we hope to initially commercialize DCCR have a history of inconsistent, relatively lax or ineffective enforcement of patent rights. In such jurisdictions, even a valid patent may have limited value. Our failure to effectively prosecute our patents would have a harmful impact on our ability to commercialize DCCR in these jurisdictions.
Risks related to the development and commercialization of our products
Our success depends heavily on the successful commercialization of our CoSense device to aid in diagnosis of neonatal hemolysis and of our Serenz device to relieve the nasal symptoms of allergic rhinitis. If we are unable to sell sufficient numbers of our products, our revenues may be insufficient to achieve profitability.
With the exception of revenue generated from the sale of products acquired from NFI, we will derive substantially all of our revenues from sales of CoSense devices and consumables globally and our Serenz devices for the foreseeable future. If we cannot generate sufficient revenues from sales, we may be unable to finance our continuing operations.
We may not be successful in commercializing our approved products
Our efforts to launch CoSense into the neonatology marketplace and Serenz are subject to a variety of risks, any of which may prevent or limit sales of CoSense and Serenz. Furthermore, commercialization of products into the medical marketplace is subject to a variety of regulations regarding the manner in which potential customers may be engaged, the manner in which products may be lawfully advertised, and the claims that can be made for the benefits of the product, among other things. Our lack of experience with product launches may expose us to a higher than usual level of risk of non-compliance with these regulations, with consequences that may include fines or the removal of our approved products from the marketplace by regulatory authorities.
If we are unable to execute our sales and marketing strategy for our products, and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.
Although we believe that DCCR, Serenz, our neonatology, and other planned products represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for DCCR, Serenz and for our neonatology products globally and build these markets through physician education, awareness programs, and other marketing efforts. Gaining acceptance in medical communities depends on a variety of factors, including clinical data published or reported in reputable contexts and word-of-mouth between physicians. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals may limit the adoption of our products. Our ability to successfully market our products will depend on numerous factors, including:

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
We are relying, or will rely, on third parties with whom we are directly engaged with, but who we do not control, to distribute and sell our products. If these distributors are not committed to our products or otherwise run into their own financial or other difficulties, it may result in failure to achieve widespread market acceptance of our products, and would materially harm our business, financial condition and results of operations.
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
If our products do not continue to perform as expected, our operating results, reputation and business will suffer.
Our success depends on the market’s confidence that our products can provide reliable, high-quality results or treatments. With respect to our neonatology and other products, we believe that our customers are likely to be particularly sensitive to test defects and errors, and prior products made by other companies for the same diagnostic purpose have failed in the marketplace, in part as a result of poor accuracy. As a result, the failure of our neonatology and other planned products to perform as expected would significantly impair our reputation and the clinical usefulness of such tests. Reduced sales might result, and we may also be subject to legal claims arising from any defects or errors.
If we cannot compete successfully with other testing modalities, we may be unable to increase or sustain our revenues or achieve and sustain profitability.
Our principal competition for CoSense comes from mainstream methods, used by physicians for many years, which focus on invasive blood tests such as the Coombs test, blood counts and serum bilirubin. In addition, transcutaneous monitors of bilirubin also create a competitive threat. It may be difficult to change the methods or behavior of neonatologists and pediatricians to incorporate CoSense in their practices in conjunction with, or instead of, blood tests.

In addition, several larger companies have extensive sales presence in the neonatology area and could potentially develop non-invasive tests that compete with our neonatology or other planned products. These include General Electric Healthcare, Fischer & Paykel, Philips, Draeger, Covidien, Masimo, Natus Medical, and CAS Medical. Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced tests that payors and physicians could view as functionally equivalent to our current or planned tests, which could force us to lower the list price of our tests. This would impact our operating margins and our ability to achieve and maintain profitability. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned tests, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.
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
Commercialization of Serenz may not be successful
In the U.S., we have concluded that Serenz Nasal Relief is a Class I, 510(k) exempt device. The device meets FDA regulations as a class 1 medical device (i.e., not a pharmaceutical) and is 510(k) exempt in the United States (Product Code, KMA; Regulation Number, 21 CFR 874.5550, Powered Nasal Irrigator). We cannot be certain that the FDA will not challenge this position.
The commercial success of the product will depend on a number of factors, including the following:

•	establishment of commercially viable pricing;

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
Serenz has CE Mark certification in the E.U. based on it being treated as a Class 2a medical device in constituent E.U. countries. One or more countries in the E.U. may reassess the Class 2a designation and determine that Serenz be regulated differently and if this occurs, controlled clinical trials and other development work may be necessary to maintain regulatory clearances in any such jurisdictions. We may be required to demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that Serenz is safe and effective for use. We may not be able to conduct such a trial or may not successfully enroll or complete any such trial. Serenz may not achieve the required primary endpoint in the clinical trial. As a result, the regulatory process in any such jurisdictions may take several years to complete, and requisite clearances may never be obtained.
If clinical studies of any of our planned products fail to demonstrate safety and effectiveness to the satisfaction of the FDA or similar regulatory authorities outside the U.S. or do not otherwise produce positive results, we may incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of our planned products.
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
Numerous unforeseen events during, or as a result of, clinical studies could occur, which would delay or prevent our ability to receive regulatory approval or commercialize any of our planned products, including the following:

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
If we or any future collaboration partners are required to conduct additional clinical trials or other testing of any planned products beyond those that we contemplate, if those clinical studies or other testing cannot be successfully completed, if the results of these studies or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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
The FDA or similar regulatory authorities outside the U.S. may not continue to allow us to market Serenz Nasal Reliefor may limit it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We cannot be certain that the FDA will not challenge our position that Serenz Nasal Relief meets FDA regulations as a Class I, 510(k) exempt device.

Even if any planned products receive regulatory approval, these products may fail to achieve the degree of market acceptance by physicians, patients, caregivers, healthcare payors and others in the medical community necessary for commercial success.
If any planned products receive regulatory approval from the FDA or other regulatory agencies in jurisdictions in which they are not currently approved, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payors and others in the medical community. The degree of market acceptance of our planned products, if approved for commercial sale, will depend on a number of factors, including the following:

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
For example, a number of companies offer therapies for treatment of AR patients based on a daily regimen, and physicians, patients or their families may not be willing to change their current treatment practices in favor of Serenz even if it is able to offer additional efficacy or more attractive product attributes. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable on a sustained basis or at all.
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
We may attempt to form partnerships with respect to our products, but we may not be able to do so, which may cause us to alter our development and commercialization plans, and may cause us to terminate any such programs.
We may form strategic alliances, create joint ventures or collaborations, or enter into licensing agreements with third parties that we believe will more effectively provide resources to develop and commercialize our programs. For example, we currently intend to identify one or more new partners or distributors for the commercialization of our products.
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
Our products may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.
The risk of failure of clinical development is high. It is impossible to predict when or if any planned products will prove safe enough to receive regulatory approval. Undesirable side effects caused by any of our products could cause us or regulatory authorities to interrupt, delay or halt clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Additionally, if any of our planned products receives additional marketing approvals, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

Even if we are able to maintain our existing partners in commercializing our products, they may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
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
In the U.S., while we expect payments for CoSense to be part of a diagnosis-related group, or DRG (also known as a bundled payment), we may have to obtain reimbursement for it from payors directly. There may be significant delays in obtaining reimbursement for CoSense, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.
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
We face an inherent risk of product liability exposure related to the sale of our products. The marketing, sale and use of our products could lead to the filing of product liability claims against us if someone alleges that our tests failed to perform as designed. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that our products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, David D. O’Toole, our Senior Vice President, Chief Financial Officer, Neil Cowen, our Senior Vice President of Drug Development, Anthony Wondka, our Senior Vice President of Research and Development, Otho Boone, our Vice President and General Manager of Neonatology, and Kristen Yen, our Vice President of Clinical & Regulatory Affairs. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our Chief Executive Officer, Chief Financial Officer, Vice President & General Manager of Neonatology, Vice President of Clinical & Regulatory, Senior Vice President of Drug Development and Senior Vice President of Research and Development all have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1,000,000 “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.
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
As part of our business strategy, we may pursue acquisitions or licenses of assets or acquisitions of businesses, including the Merger with Essentialis pursuant to the Merger Agreement. We completed the Merger with Essentialis on March 7, 2017, and concurrently with the closing of the Merger, completed financing transaction with total aggregate proceeds of approximately $10 million from current stockholders and new investors. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our product offerings or sales and distribution resources. Our company has limited experience with acquiring other companies, acquiring or licensing assets or forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations.
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
We have distribution partners for CoSense in China, India, Qatar and Saudi Arabia. Our business strategy contemplates international expansion, including partnering with medical device distributors, and introducing our neonatology products and other planned products outside the U.S. Doing business internationally involves a number of risks, including:

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
The CoSense monitor also stores test results, a feature which assists medical professionals in interfacing the device with electronic medical records systems. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009, or ARRA, Congress amended the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities, collectively referred to as business associates. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose health information has been inappropriately accessed or disclosed: notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.
Risks related to the operation of our business
Any future distribution or commercialization agreements we may enter into for our products may place the development of these products outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.
We may enter into additional distribution or commercialization agreements with third parties with respect to our products. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size medical device and diagnostic companies, regional and national medical device and diagnostic companies, and distribution or group purchasing organizations. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
As of March 31, 2017, we had 26 employees and 3 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make products that are similar to our current and planned products, but that are not covered by claims in our patents;

•	The original filers of our patents that we developed or purchased might not have been the first to make the inventions covered by the claims contained in such patents;

•	We might not have been the first to file patent applications covering an invention;

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	Pending patent applications may not lead to issued patents;

•	Issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

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
Risks related to government regulation

The regulatory approval process is expensive, time consuming and uncertain, and may prevent us from obtaining approvals for our planned products.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other countries, which regulations differ from country to country. We are not permitted to market our planned products in the U.S. until we received the requisite approval or clearance from the FDA. We have not submitted an application or received marketing approval for any planned products. Obtaining PMA or 510(k) clearance for a medical device from the FDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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
If any planned products fail to demonstrate safety and effectiveness in clinical studies or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.
Even if we receive marketing approval for a planned product, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
Once marketing approval has been obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. The current clearance for CoSense, as well as any additional regulatory approval that we receive for any planned products may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and effectiveness of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, we are required to comply with cGMP regulations regarding the manufacture of our drugs, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.
Failure to obtain marketing approvals in foreign jurisdictions will prevent us from marketing our products internationally.
We intend to seek a distribution and marketing partner for our neonatology products outside the U.S. and may market planned products in international markets. We have obtained a CE Mark certification for CoSense and Serenz and they are therefore authorized for sale in the E.U.; however, in order to market these products in Asia, Latin America and other foreign jurisdictions, we must obtain separate regulatory approvals.
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
In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act of 2010, or PPACA, was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The PPACA, among other things:

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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. We cannot predict whether any additional legislative changes will affect our business.
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
Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 1, 2016 through December 31, 2016, the reported high and low prices of our common stock ranged from $0.73 to $1.85. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

•	our ability to successfully commercialize, and realize significant revenues from sales of our products;

•	the success of competitive products or technologies; results of clinical studies of our products or those of our competitors;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional products or planned products;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	developments concerning our ability to bring our manufacturing processes to scale in a costeffective manner;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	general economic, industry and market conditions; and

•	the other risks described in this “Risk Factors” section.
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
In connection with the sale and issuance of Series B Convertible Preferred Stock to Sabby pursuant to the 2016 Sabby Purchase Agreement, we also amended the Series D Common Stock Purchase Warrants that were issued to Sabby under the 2015 Sabby Purchase Agreement. The per share exercise price of the common stock underlying the Series D Common Stock Purchase Warrants was reduced from $2.46 per share to $1.75 per share, which, if exercised, may result in sales of substantial amounts of the underlying common stock in the public market, or the perception that these sales may occur, and which could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
In addition, on March 7, 2017, as contemplated by the Merger Agreement, we issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares may, in the future, be available for resale upon the filing of a registration statement that covers such shares and which has been declared effective by the SEC, and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital pursuant to the 2017 Aspire Purchase Agreement. Aspire Capital may ultimately purchase all, some or none of the $17.0 million worth of common stock, of which $2 million was sold on March 7, 2017, issuable under the 2017 Aspire Purchase Agreement, including the 708,333 commitment shares. All the shares issued under the 2017 Aspire Purchase Agreement are eligible for future resale under a registration statement on Form S-1 on February 1, 2017 that was declared effective by the SEC on February 15, 2017.
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
Our executive officers, directors and principal stockholders may continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval and under certain circumstances Vivo Ventures, Technology Partners, Forward Ventures and its affiliates may have control over key decision making.
Our executive officers, directors and stockholders own a majority of our outstanding common stock. Entities associated with Vivo Ventures, Forward Ventures, Technology Partners and our Chairman, Ernest Mario, as of March 31, 2017, own approximately 64.7% of our common stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
As of March 31, 2017, we had Series A Warrants outstanding exercisable for an aggregate of 2,425,605 shares of common stock, Series C Warrants outstanding exercisable for an aggregate of 590,415 shares of common stock, Series D Warrants outstanding exercisable for an aggregate of 2,930,812 shares of common stock and other warrants exercisable for an aggregate of 571,906 shares of common stock. As of December 31, 2016, we had 12,780 shares of Series B Convertible Preferred Stock outstanding exercisable for an aggregate of 12,780,000 shares of common stock. As of March 31, 2017, 2,934,847 options to purchase shares of our common stock were issued and outstanding with a weighted average exercise price of $3.35 per share. The sale or even the possibility of sale of the shares of common stock, or the exercise of options or warrants to purchase shares of our common stock and subsequent sale thereof could substantially reduce the market price for our common stock or our ability to obtain future financing.
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
In addition, on March 7, 2017, as contemplated by the Merger Agreement, we issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares may, in the future, be available for resale upon the filing of a registration statement that covers such shares and which has been declared effective by the SEC, and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital pursuant to the 2017 Aspire

Purchase Agreement. Aspire Capital may ultimately purchase all, some or none of the $17.0 million worth of common stock, of which $2 million was sold on March 7, 2017, issuable under the 2017 Aspire Purchase Agreement, including the 708,333 commitment shares. All the shares issued under the 2017 Aspire Purchase Agreement are eligible for future resale under a registration statement on Form S-1 on February 1, 2017 that was declared effective by the SEC on February 15, 2017.
As our warrant holders exercise their warrants into shares of our common stock, our stockholders will be diluted.
The exercise of some or all of our warrants results in issuance of common stock that dilute the ownership interests of existing stockholders. Any sales of the common stock issuable upon exercise of the warrants could adversely affect prevailing market prices of our common stock.
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
We have listed our common stock and Series A Warrants on NASDAQ. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, market capitalization above certain specified levels and minimum bid requirement of $1.00 per common share. On October 24, 2016, we received a letter from the Listing Qualifications Department of NASDAQ indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on NASDAQ pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until April 24, 2017, in which to regain compliance pursuant to NASDAQ Listing Rule 5810(c)(3)(A). In addition, we do not expect to become profitable for some time and there is a risk that our shareholders’ equity could fall below the $2.5 million level required by NASDAQ. If we do not regain compliance with the minimum bid requirement or our shareholders' equity falls below $2.5 million, it will cause us to fail to conform to the NASDAQ listing requirements on an ongoing basis, which in turn could cause our common stock to cease to trade on the NASDAQ exchange, and be required to move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by OTC Markets Group, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ market.

On April 24, 2017, we received a letter from Nasdaq indicating that we were eligible for an additional 180-day period, or until October 23, 2017, to regain compliance with the minimum bid requirement.

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
Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.6 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $0.4 million, in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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
We have registered for sale 9,291,667 shares of common stock that we may sell to Aspire Capital under the 2017 Aspire Purchase Agreement plus 708,333 shares of common stock that were commitment shares that we issued to Aspire Capital. Depending upon market liquidity at the time, sales of shares of our common stock under the 2017 Aspire Purchase Agreement, which we have previously registered for resale, may cause the trading price of our common stock to decline. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the 2017 Aspire Purchase Agreement, including the 708,333 commitment shares issued to it under the 2017 Aspire Purchase Agreement. Sales by Aspire Capital or any of the purchasers of our common stock in the concurrent financing may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the 2017 Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.
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
In addition, on March 7, 2017, as contemplated by the Merger Agreement, we issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares are being registered in this offering.
Risks Associated with a proposed Reverse Stock Split

On May 8, 2017, we received stockholder approval for a reverse stock split of our common stock at a ratio between one-for-two (1:2) and one-for-ten (1:10), or the Reverse Split, pursuant to the proxy statement filed with the SEC on March 29, 2017. The Reverse Split could result in a significant devaluation of our market capitalization and trading price of the common stock. Our board of directors expects that the Reverse Split of the outstanding common stock will increase the market price of the common stock. However, we cannot be certain whether the Reverse Split would lead to a sustained increase in the trading price or the trading market for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that:

•	the market price per share of the common stock after the Reverse Split will rise in proportion to the reduction in the number of pre-split shares of common stock outstanding before the Reverse Split;

•	the Reverse Split will result in a per share price that will attract brokers and investors, including institutional investors, who do not trade in lower priced stocks;

•	the Reverse Split will result in a per share price that will increase our ability to attract and retain employees and other service providers;

•
the market price per share post Revise Split will remain in excess of the $1.00 minimum closing bid price as required by the Nasdaq Marketplace Rules or that we would otherwise meet the requirements of Nasdaq for continued inclusion for trading on The Nasdaq Global Select Market or The Nasdaq Capital Market; and

•
the Reverse Split will increase the trading market for our common stock, particularly if the stock price does not increase as a result of the reduction in the number of shares of common stock available in the public market.

The market price of the common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the Reverse Split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Split. Furthermore, the liquidity of the common stock could be adversely affected by the reduced number of shares that would be outstanding after the Reverse Split and this could have an adverse effect on the market price of the common stock. If the market price of the common stock declines subsequent to the effectiveness of the Reverse Split, this will detrimentally impact our market capitalization and the market value of our public float. The Reverse Split may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell. The Reverse Split  may result in some stockholders owning “odd lots” of less than 100 shares of common stock on a post-split basis. These odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares. Depending on the Reverse Split ratio, certain stockholders may no longer have any equity interest in us. Based on the Reverse Split of all of the outstanding shares of our common stock at a ratio between one-for-two (1:2) and one-for-ten (1:10), certain stockholders might be fully cashed out in the Reverse Split and thus, after the Reverse Split takes effect, such stockholders would no longer have any equity interest in us and therefore would not participate in our future earnings or growth, if any. The Reverse Split may not help generate additional investor interest .There can be no assurance that the Reverse Split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2017, we completed the Merger with Essentialis and issued 18,916,940 shares of common stock to stockholders of Essentialis. We held back 913,379 shares of common stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the Merger. We are also obligated to issue an additional 4,566,948 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Assuming that we issue all of the shares of our common stock held back and the development milestone is achieved, we would issue a total of 24,397,267 shares of common stock to Essentialis stockholders. On April 21, 2017, we filed with the SEC a Registration Statement on Form S-1 under the Securities Act in connection with the offering of these shares our common stock.
In addition, we issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital. These shares were registered on a Registration Statement on Form S-1 filed with the SEC on February 1, 2017, and declared effective on February 14, 2017.

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

Date:	May 11, 2017	CAPNIA, INC.

		By:	/s/ David D. O’Toole
David D. O’Toole
Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2
3.2	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1
4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1
4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein.	S-1	June 10, 2014	4.2
4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3
4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4
4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5
4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6
4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7
4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8
4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9
4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10
4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11
4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12
4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13
4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14
4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15
4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16
4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17
4.18	Form of the Series B Warrant certificate.	S-1/A	July 1, 2014	4.18
4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19
4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20
4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2
4.23	Form of Series D Common Stock Warrant Certificate.	8-K	October 15, 2015	4.3
4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4
4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1
4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2
9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1
9.2	Form of Voting Agreement.	8-K	July 6, 2016	4.2
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1
10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8
10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.13	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.14	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.15	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.16	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.17	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.18	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.19	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.20	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.21	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.22	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.23	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13
10.24	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14
10.25	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15
10.26	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16
10.27	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17
10.28	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18
10.29	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19
10.30	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20
10.31	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21
10.32	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22
10.33	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23
10.34	Form of Warrant Exercise Agreement.	8-K/A	March 6, 2015	10.1
10.35	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2014	10.25
10.36	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1
10.37	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2
10.38	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1
10.39	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1
10.40	Engagement Letter dated September 17, 2015, between Capnia, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1
10.41	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.42	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2
10.43	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3
10.44	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.34
10.45	Transfer and Distribution Agreement: United States: by and between Capnia, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1
10.46	Engagement Letter dated June 26, 2016, between Capnia, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1
10.47	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1
10.48	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2
10.49	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 23, 2016	10.49
10.50	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Capnia, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Capnia, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.10
10.51	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.5
10.52	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.5
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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