Form 10-Q
period 2017-06-30
SOLENO THERAPEUTICS INC
filed 2017-08-11
CIK 1484565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-36593
 ____________________________________________________________
 SOLENO THERAPEUTICS, INC.
(formerly known as Capnia, Inc.)
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

As of August 8, 2017 there were 47,922,838 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.
(formerly known as Capnia, Inc.)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Soleno Therapeutics, Inc.
(formerly known as Capnia, Inc.)
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$7,547	$2,726
Accounts receivable	3	3
Restricted cash	35	35
Inventory	164	—
Prepaid expenses and other current assets	246	247
Current assets held for sale	2,323	790
Total current assets	10,318	3,801
Long-term assets
Property and equipment, net	53	54
Other intangible assets, net	19,884	—
Other assets	126	126
Long-term assets held for sale	—	1,584
Total assets	$30,381	$5,565
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	1,029	411
Accrued compensation and other current liabilities	879	1,050
Current liabilities held for sale	214	246
Total current liabilities	2,122	1,707
Long-term liabilities
Series A warrant liability	415	194
Series C warrant liability	24	86
Other long-term liabilities	1,132	62
Long-term liabilities held for sale	—	81
Total liabilities	3,693	2,130
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 are designated at June 30, 2017 and December 31, 2016; 12,179 and 12,780 shares issued and outstanding at June 30, 2017 and at December 31, 2016, respectively. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,587,647 and 16,786,952 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	48	17
Additional paid-in-capital	131,807	101,730
Accumulated deficit	(105,167)	(98,312)
Total stockholders’ equity	26,688	3,435
Total liabilities and stockholders’ equity	$30,381	$5,565
See accompanying notes to condensed consolidated financial statements

Soleno Therapuetics, Inc.
(formerly known as Capnia, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenue	1	2	4	2
Cost of product revenue	42	51	42	69
Gross loss	(41)	(49)	(38)	(67)
Expenses
Research and development	974	658	1,506	1,623
Sales and marketing	—	165	27	360
General and administrative	2,195	1,423	3,214	3,273
Total expenses	3,169	2,246	4,747	5,256
Operating loss	(3,210)	(2,295)	(4,785)	(5,323)
Interest and other income (expense)
Interest Income	3	—	4	—
Change in fair value of warrants liabilities income (expense)	(32)	(56)	(101)	1,095
Cease-use expense	—	—	(2)	(94)
Other expense	—	(16)	(602)	(18)
Interest and other income (expense), net	(29)	(72)	(701)	983
Net loss from continuing operations	(3,239)	(2,367)	(5,486)	(4,340)
Net loss from discontinued operations	(727)	(1,146)	(1,370)	(2,362)
Net loss	$(3,966)	$(3,513)	$(6,856)	$(6,702)
Net loss per common share from continuing operations, basic and diluted	$(0.06)	$(0.15)	$(0.14)	$(0.29)
Net loss per common share from discontinued operations, basic and diluted	$(0.01)	$(0.07)	$(0.03)	$(0.16)
Net loss per common share, basic and diluted	$(0.07)	$(0.23)	$(0.17)	$(0.44)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	53,060,868	15,528,922	40,029,547	15,162,520

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.
(formerly known as Capnia, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,856)	$(6,702)
Loss from discontinued operations	(1,370)	(2,362)
Loss from continuing operations	(5,486)	(4,340)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	570	45
Stock-based compensation expense	628	354
Loss on disposition of property & equipment	—	1
Board fees paid with common stock	113	—
Change in fair value of common stock warrants	159	(1,122)
Non-cash expense of issuing shares to Aspire Capital	602	—
Change in operating assets and liabilities:
Accounts receivable	—	(2)
Inventory	(163)	(670)
Prepaid expenses and other assets	1	12
Accounts payable	270	78
Accrued compensation and other current liabilities	(193)	(373)
Other long-term liabilities	(20)	64
Net cash used in continuing operating activities	(3,519)	(5,953)
Net cash used in discontinued operating activities	(1,428)	(2,070)
Net cash used in operating activities	(4,947)	(8,023)

Cash flows from investing activities:
Costs of Essentialis acquisition paid	(223)	—
Purchase of property and equipment	(4)	(20)
Net cash used in continuing investing activities	(227)	(20)
Net cash used in discontinued investing activities	(5)	(19)
Net cash used in investing activities	(232)	(39)

Cash flows from financing activities:
Proceeds from sale of Series A preferred convertible stock	—	5,071
Series A preferred convertible stock transaction costs paid	—	(71)
Proceeds from issuance of common stock	10,000	70
Net cash provided by continuing financing activities	10,000	5,070
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	10,000	5,070

Net increase (decrease) in cash and cash equivalents
Continuing operations	6,254	(967)
Discontinued operations	(1,433)	(2,026)
Net increase (decrease) in cash and cash equivalents	4,821	(2,993)

Cash and cash equivalents, beginning of period	2,726	5,495
Cash and cash equivalents, end of period	$7,547	$2,502
Supplemental disclosures of noncash investing and financing information
Conversion of Series A preferred to common stock	$—	$2,220
Issuance of common stock in Essentialis acquisition	$18,764	$—
Costs of Essentialis acquisition included in accounts payable	$349	$—
Contingent consideration of Essentialis acquisition	$1,090	$—
De-recognition of Series B warrant liability (cashless exercise)	$—	$593
See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.
(formerly known as Capnia, Inc.)
June 30, 2017
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Description of Business
Soleno Therapeutics, Inc. (formerly known as Capnia, Inc.) (the “Company”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. On May 8, 2017, the Company received stockholder approval to amend the Amended and Restate Certificate of Incorporation of the Company, to change the name of the Company to Soleno Therapeutics, Inc.
On September 2, 2015, the Company established NeoForce, Inc. ("NFI"), a wholly owned subsidiary of the Company and through NFI, acquired substantially all of the assets of an unrelated privately held company NeoForce Group, Inc.("NeoForce"). NFI markets innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. The Company sold NFI in a stock transaction that was completed on July 18, 2017 (see Note 14).
On April 27, 2015, the Company established Capnia UK Limited, a wholly owned foreign subsidiary in the United Kingdom.
On June 2, 2017, the Company established Capnia, Inc. ("Capnia"), a wholly owned subsidiary of the Company.
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
In May of 2017 the Company had a scientific advice meeting with the FDA . The FDA supported change in hyperphagia score (without a change in weight) compared to placebo as the primary endpoint for the planned Phase III study. The dosing paradigm proposed for the Phase III study was acceptable. The FDA proposed and the Company agreed that the duration of the randomized double-blind placebo controlled study should be shorter (3-4 months). Safety information about DCCR could be obtained in a long-term, safety extension study. There was agreement on several other aspects of the study and the overall development program, and additional regulatory input is being sought on others.
The Company, through its wholly owned subsidiary Capnia, continues to sell the CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, excessive hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense is 510(k) cleared for sale in the U.S. and received CE Mark certification for sale in the E.U.
Following the merger, the Company initiated a comprehensive review of strategic alternatives for the legacy products and product candidates, CoSense® ETCO Monitor, and its portfolio of innovative pulmonary resuscitation solutions for the neonatal market. The Company may also license elements of its Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities (see Note 5).
The Company's current research and development efforts are primarily focused on advancing its lead candidate, DCCR tablets, for the treatment of PWS into late-stage clinical development.

Note 2. Liquidity, Going Concern and Management’s Plans
The Company had a net loss of approximately $6.9 million for the six months ended June 30, 2017 and has an accumulated deficit of approximately $105.2 at June 30, 2017 from having incurred losses since its inception. The Company has approximately $6.7 million of working capital at June 30, 2017 and used approximately $3.5 million of cash in its operating activities during the six months ended June 30, 2017. The Company has financed its operations principally through issuances of debt and equity securities.
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
On July 18, 2017, the Company sold NFI, its wholly owned subsidiary, for $720,000 (see Note 14).
The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its therapeutic product development initiatives. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
The Company has been successful over the last 12 months in raising additional capital including the completed closings pursuant to the 2016 Sabby Purchase Agreement, the 2017 Aspire Purchase Agreement and the concurrent financing associated with the merger of Essentialis. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, other than the 2017 Aspire Purchase Agreement, the Company has not secured any commitment for future financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its development of its therapeutic product development initiative and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company's efforts complete its therapeutic development program, which is critical to the realization of its business plan and the future operations of the Company.
Note 3. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the six months ended June 30, 2017 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Below are those policies with current period updates:
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of June 30, 2017 and results of its operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss of loss per share.
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

Inventory

As of June 30, 2017 and December 31, 2016, the Company’s inventory from continuing operations was comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$27	$—
Work-in-process	9	—
Finished goods	128	—
Total inventory	$164	$—

Inventory is stated at the lower of cost or market under the first-in, first-out (FIFO) method. The Company recorded a lower of cost or net realizable value to inventory of $40 thousand from the continuing operations during the six months ended June 30, 2017.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments
The Company classifies Common Stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of Series A and Series C Warrants to purchase Common Stock, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within the sole control of the Company or variable settlement provision that cause them to not be indexed to the Company’s own stock.

Recent Accounting Pronouncements

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is in the process of evaluating this ASU and adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09: Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017; early adoption is permitted. The Company is currently evaluating the effect that ASU 2017-09 will have on the Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04: “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the effect that ASU 2017-04 will have on the Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early application of the amendments in ASU 2017-01 are allowed for transactions for which the acquisition date is before the effective date of the amendments, but only when the transactions have not been reported in the financial statements that have been issued. The Company early adopted ASU 2017-01 for the acquisition of Essentialis, Inc. (see Note 11).
Besides the accounting pronouncement above, there have been no other new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2017 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that are of significance or potential significance to the Company.

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
The following table sets forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$415	$415	$—	$—
Series C warrant liability	24	—	—	24
Total liabilities	$439	$415	$—	$24

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$194	$194	$—	$—
Series C warrant liability	86	—	—	86
Total common stock warrant liability	$280	$194	$—	$86
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
The agreement to pay the annual royalty in the NeoForce acquisition resulted in the recognition of a contingent consideration, which was recognized on the acquisition date. Subsequent changes to estimates of the amount of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153 thousand at the date of acquisition and $140 thousand as of June 30,

2017. The fair value of the royalty obligation was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company's cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. The contingent consideration was classified as liabilities held for sale as of June 30, 2017 (see Note 5).

The agreement to pay the commercial milestones in the Essentials acquisition resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on the Company's analysis of the likelihood of the drug indication moving from phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones. Based on the assumptions, the fair value of the milestone obligation was determined to be $1.1 million at March 7, 2017. There was no change to the fair value of the contingent consideration as of June 30, 2017. The fair value of the contingent consideration was determined by a 15.3% probability of achieving each milestone. Additionally, the Company made an assessment that the commercial milestones of $100 million and $200 million in applicable revenue could be reached in 2023 and 2025, respectively. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.
On January 13, 2016 the Company entered into an agreement to sublease its excess space located in Redwood City. By the end of February the Company removed all equipment, furniture and fixtures being stored in this excess space and ceased use of this space. The fair value of the cease-use liability was calculated using the remaining lease payments, offset by future sub-lease payments, offset by deferred rent amortization, and discounted to present value using our current cost of capital of 20%. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.
As of June 30, 2017 and December 31, 2016, the Company had $7.3 million and $2.6 million in money market funds.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 warrants, which are treated as liabilities, as follows (dollars in thousands):

	Series A Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2016	2,425,605	$194	590,415	$86
Change in value of Series A Warrants	—	221	—	—
Change in value of Series C Warrants	—	—	—	(62)
Balance at June 30, 2017	2,425,605	$415	590,415	$24

Note 5. Discontinued Operations and Assets Held for Sale

The Company explored opportunities during the second quarter of 2017 to sell the separate business representing: 1) CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and 2) NFI, a wholly owned subsidiary that sells innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. NFI’s primary product is the NeoPip T-piece resuscitator and related consumable, which delivers consistent pre-set inspiratory pressure and positive end-expiratory pressures. Other NFI products include temperature probes, scales, surgical tables and patient surfaces.

Under ASC 205-20-45-10, during the period in which a component meets the assets held for sale and discontinued operations criteria, an entity must present the assets and liabilities of the discontinued operation separately in the asset and liability sections of the balance sheet for the comparative reporting periods. The prior period balance sheet should be reclassified for the held for sale items.
For income statements, the current and prior periods should report the results of operations of the component in discontinued operations when comparative income statements are presented.
The components of the balance sheet accounts presented as assets and liabilities held for sale were as follows:

	June 30, 2017	December 31, 2016
Current assets
Accounts receivable	$153	$130
Inventory	652	660
Property & equipment, net	32	—
Goodwill	718	—
Other intangible assets	768	—
Current assets held for sale	$2,323	$790

Long-term assets
Property & equipment, net	$—	$48
Goodwill	—	$718
Other intangible assets	—	818
Long-term assets held for sale	—	1,584

Current liabilities
Accounts payable	$48	$127
Accrued compensation and other current liabilities	135	119
Other long-term liabilities	31	—
Total current liabilities for sale	$214	$246

Long-term liabilities
Other long-term liabilities	$—	$81
Long-term liabilities held for sale	—	81

The components of the income statement accounts presented as Discontinued Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenue	$375	$389	$637	$835
Cost of product revenue	281	377	489	820
Gross profit (loss)	94	12	148	15
Expenses
Research and development	452	669	914	1,476
Sales and marketing	93	410	180	752
General and administrative	252	87	395	176
Total expenses	797	1,166	1,489	2,404
Operating loss	(703)	(1,154)	(1,341)	(2,389)
Other income (expense)	(24)	8	(29)	27
Loss from discontinued operations	$(727)	$(1,146)	$(1,370)	$(2,362)

Note 6. Warrant Liabilities
Warrants terms
The Company has issued Series A Warrants and Series C Warrants (the “Warrants”).
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
Upon the completion of the IPO, the Series A Warrants started trading on the NASDAQ under the symbol CAPNW, and now under the symbol SLNOW as the result of the The Company name change to Soleno Therapeutics, Inc. in May 2017. As the Series A Warrants are publicly traded, the Company uses the closing price on the measurement date to determine the fair value of these the Series A Warrants.
Since their issuance, a total of 24,000 Series A Warrants have been exercised. As of June 30, 2017, the fair value of the 2,425,605 outstanding Series A Warrants was approximately $415 thousand, and the increase of $123 thousand and $220 thousand in fair value during the three and six months ended June 30, 2017 was recorded as other expense in the statement of operations. As of June 30, 2016, the fair value of the outstanding Series A warrants was approximately $631 thousand, and the increase of $73 thousand during the three months ended June 30, 2016 and the decrease of $582 thousand in fair value during the six months ended June 30, 2016 was recorded as other income in the statement of operations.
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

The Series C Warrants are exercisable into 590,415 shares of the Company’s Common Stock. As of June 30, 2017, the fair value of the Series C Warrants was determined to be $24 thousand. The decline in the fair value of the Series C Warrants of $34 thousand during the three months ended June 30, 2017 and $62 thousand in the six months ended June 30, 2017 was recorded as other income in the consolidated statement of operations. As of June 30, 2016, the fair value of the Series C Warrants was determined to be $193 thousand. The decline in the fair value of the warrants of $25 thousand during the three months ended June 30, 2016 and $269 thousand in the six months ended June 30, 2016 was recorded as other income in the consolidated statement of operations.
The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	June 30, 2017	December 31, 2016
Volatility	90%	90%
Expected Term (years)	2.67	3.17
Expected dividend yield	—%	—%
Risk-free rate	1.49%	1.51%

Note 7. Common Stock Purchase Agreement
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

Rent expense was $343 thousand and $325 thousand during the six months ended June 30, 2017 and 2016, respectively.

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
In connection with the acquisition of the assets of NeoForce, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months. The agreement to pay the annual royalty resulted in the recognition of a contingent consideration, which was recognized at the closing of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153 thousand at the date of acquisition and $140 thousand at June 30, 2017. The long-term portion of the royalty obligation, $29 thousand, is classified as part of other long-term liabilities while the remaining current portion is included in accrued compensation and other current liabilities. The contingent consideration was classified as liabilities held for sale as of June 30, 2017 (see Note 5).
In connection with the merger with Essentialis, the Company agreed to pay Essentialis stockholders earnout payments up to a maximum of $30 million upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product. The agreement to pay the commercial milestones resulted in the recognition of a contingent consideration, which was recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on the Company's analysis of the likelihood of the drug indication moving from phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones. Based on the assumptions, the fair value of the milestone obligation was determined to be $1.1 million at March 7, 2017. There was no change to the fair value of the contingent consideration as of June 30, 2017. The entire $1.1 million was classified as a long-term liability.

Note 9. Stockholders’ Equity
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
During the six months ended June 30, 2017, Sabby converted 601 Series B Convertible Preferred stock into 601,000 shares of Common Stock. As of June 30, 2017, there were 12,179 Series B Convertible Preferred Stock outstanding.
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
The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements as of June 30, 2017 and June 30, 2016.
Stock compensation expense (in thousands) was allocated between departments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research & Development	$61	$41	$97	$74
Sales & Marketing	—	43	6	11
General & Administrative	382	134	525	269
Total	$443	$218	$628	$354

The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected life (years)	5.78-6.08	5.5-10	5.5-6.08	5.5-6.08
Risk-free interest rate	1.9%-2.1%	1.3%-1.7%	1.9%-2.2%	1.3%-1.8%
Volatility	69%	65% - 73%	61%-69%	65% - 76%
Dividend rate	—%	—%	—%	—%
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

The following table summarizes stock option transactions for the six months ended June 30, 2017 as issued under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted Average Remaining Contractual Term
				(in years)

Balance at January 1, 2017	958,856	2,908,430	$3.42	8.48
Additional shares authorized	671,478	—
Amendment to plan to authorize additional shares	8,929,188	—
Options granted	(3,113,777)	3,113,777	0.61
Options exercised	—	—
Options canceled/forfeited	108,191	(108,191)	3.49
Balance at June 30, 2017	7,553,936	5,914,016	1.94	8.98

Options vested at June 30, 2017		2,503,001	$2.91	8.37
Options vested and expected to vest at June 30, 2017		5,914,016	$1.94	8.98

The weighted-average grant date fair value of employee options granted was $0.61 and $0.81 per share for the six months ended June 30, 2017 and year ended December 31, 2016, respectively. At June 30, 2017 total unrecognized employee stock-based compensation was $2.0 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.0 years. As of June 30, 2017, the outstanding stock options had an intrinsic value of zero.
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
As of June 30, 2017 there were no purchases by employees under this plan.

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

Other Common Stock Warrants
As of June 30, 2017, the Company had 510,350 Common Stock warrants outstanding originally issued in conjunction with the 2010/2012 convertible notes, with an exercise price of $4.87 and a term of 10 years expiring in November 2024. The Company also has outstanding 9,259 Common Stock warrants issued in 2009, with an exercise price of $21.60 and a term of 10 years, expiring in January 2019 and 82,500 Common Stock warrants issued to the underwriter in our IPO, with an exercise price of 7.14 and a term of 10 years, expiring in November 2024.

Note 10. Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period including contingent shares to be issued to Essentialis stockholders of 913,379 shares of common stock to be issued on the 1 year anniversary of the closing of the merger and 4,566,948 shares of common stock to be issued upon the achievement of a development milestone. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three and six months ended June 30, 2017 and 2016 the effect of issuing the potential Common Stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.
The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares):

	As of June 30
	2017	2016
Series A Convertible preferred stock	—	4,505,405
Series B Convertible preferred stock	12,179,000	—
Warrants issued to 2010/2012 convertible note holders to purchase common stock	510,350	510,350
Options to purchase common stock	5,914,016	3,036,979
Warrants issued in 2009 to purchase common stock	9,259	9,259
Warrants issued to underwriter to purchase common stock	82,500	82,500
Series A Warrants to purchase common stock	2,425,605	2,425,605
Series C Warrants to purchase common stock	590,415	590,415
Series D Warrants to purchase common stock	2,930,812	2,810,812
Total	24,641,957	13,971,325

Note 11. Essentialis, Inc. Acquisition
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

Since the acquisition was determined to be an asset acquisition, the total value of the purchase consideration will be allocated to the asset acquired. The value of the shares issued on the completion of the merger and the shares to be issued was based on the stock price of the Company on the date of completion of the merger. In addition, the trading history of the Company was reviewed to assess the reliability of the implied consideration value. The Company trades on the NASDAQ, a major U.S. stock exchange, and has significant average daily trading volume with tight intraday bid-ask spreads. These characteristics indicate Capnia’s shares are actively traded and provide a reliable indication of value. On March 7, 2017, the date of the transaction close, the Company's stock was trading at $0.77 per common share. Additionally, the average closing price of the stock in the 30 calendar days leading up to the close was also approximately $0.77. Accordingly, the identifiable intangible assets acquired are recorded at fair value based on this stock price.

The agreement to pay the commercial milestones resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on the Company's analysis of the likelihood of the drug indication moving from phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones. In determining the likelihood of this occurring, the analysis relied on 2016 research published by BIO, Biomedtraker, & Amplion titles “Clinical Development Success Rates 2006-2015.” Based on management's assessment, a 15.3% probability of achieving each milestone was determined to be reasonable. Additionally, the Company anticipates that it could reach the commercial milestones of $100 million and $200 million in applicable revenue in 2023 and 2025, respectively.

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

The following table presents the unaudited pro forma results of Soleno Therapeutics, Inc. (including the operations of Essentialis) for the three and six months ended June 30, 2016 and June 30, 2017 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Soleno and Essentialis as though the companies had been combined as of the beginning of each of the fiscal periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2016 or 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma total revenue	$376	$390	$641	$837
Pro forma net loss	$(4,422)	$(4,150)	$(8,202)	$(7,964)
Pro forma net loss per share - basic and diluted	$(0.08)	$(0.12)	$(0.12)	$(0.18)
Proforma weighted-average shares - basic and diluted	53,855,669	35,070,296	69,363,153	44,496,176

Note 12. Compensation Plan for Board Members
The Compensation Committee of the Board of Directors of the Company recommended and the Board approved a new compensation plan for the payment of quarterly Board fees. Starting in the first quarter of 2017, all board fees have been paid in Common Stock of the Company. In the six months ended June 30, 2017, the Company issued 157,756 shares of Common Stock to its Board members.

Note 13. Shareholder Lawsuit
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
Note 14. Subsequent Events

On July 18, 2017, the Company completed the sale of stock of its 100% wholly-owned subsidiary, NFI, primarily related to the Company’s portfolio of neonatology resuscitation business pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated as of July 18, 2017, with NeoForce Holdings, Inc. ("Holdings"), a 100% owned subsidiary of Flexicare Medical Limited, a privately held United Kingdom company, for $720,000 and adjustments for inventory and the current cash balances held at NFI. The Company will also receive the total outstanding accounts receivable and inventory held by NFI at the date of sale, as it is collected or sold, respectively. The transactions contemplated by the Purchase Agreement are a continuation of a process previously disclosed by the Company of evaluating strategic alternatives and focusing on the Company’s rare disease therapeutic business. The Purchase Agreement includes customary terms and conditions, including an adjustment to the purchase price based on inventory and accounts receivables, and provisions that require the Company to indemnify Holdings for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the Purchase Agreement and certain other matters. Proceeds from the sale are payable to the Company as follows: (1) a $720,000 payment to the Company in cash on July 18, 2017, (2) the value of outstanding accounts receivable as it is collected by NFI following July 18, 2017, payable on a monthly basis, and (3) the value of inventory as it is sold following July 18, 2017, payable on a monthly basis. The Purchase Agreement contains customary representations and warranties of each of the parties.
On July 20th and 25th, 2017, the two funds managed by Sabby converted an aggregate of 200 shares of their Series B Convertible Stock into 200,000 shares of Common Stock.

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
We continue to commercialize innovative medical devices to address unmet medical needs, although they are no longer our primary focus and will likely be monetized in the future. We sell CoSense, which measures end-tidal carbon monoxide, or ETCO, and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly. When present in neonates with jaundice, excessive hemolysis is a dangerous condition which can lead to adverse neurological outcomes. CoSense is 510(k) cleared for sale in the U.S. and received CE Mark certification for sale in the E.U. (see Note 5).
Following our Merger with Essentialis, we initiated a comprehensive review of strategic alternatives for our legacy products and product candidates, including the CoSense ETCO Monitor, and our portfolio of innovative pulmonary resuscitation solutions for the neonatal market (see Note 14).
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
In the U.S., diazoxide was first approved in 1973 as an intravenous formulation for the emergency treatment of malignant hypertension. In 1976, immediate-release oral formulations, including Proglycem® Oral Suspension and Capsules, or Proglycem, were approved and there has been nearly 40 years of use of the 2-3 times a day orally-administered drug in the approved indications. In addition to the short-term use (<3 months) in the approved indications for Proglycem, there are also extensive data on chronic use in children with congenital hyperinsulinism, or CHI, and in adults with insulinoma, which is a tumor of the pancreas that produces excessive amounts of insulin. Insulinoma patients tend to be older, with 50% of them over 70 years old. The average duration of use of Proglycem in CHI and insulinoma patients is 5 years and 7 years, respectively.
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
In May of 2017 we had a scientific advice meeting with the FDA . The FDA supported change in hyperphagia score (without a change in weight) compared to placebo as the primary endpoint for the planned Phase III study. The dosing paradigm proposed for the Phase III study was acceptable. The FDA proposed and we agreed that the duration of the randomized double-blind placebo controlled study should be shorter (3-4 months). Safety information about DCCR could be obtained in a long-term, safety extension study. There was agreement on several other aspects of the study and the overall development program, and additional regulatory input is being sought on others.
The Phase III Proposed Study Design consists of:

•	C601: Multi-center, randomized, double-blind, placebo-controlled, parallel arm study in patients with PWS (Phase III).

◦	The study will consist of approximately 100 patients at 10-12 sites in the US, with a duration of 3-4 months.

◦	Patients will be randomized in a 2:1 ratio to DCCR or placebo.

◦	Study start expected in the fourth quarter of 2017.

◦	Primary endpoint is expected to be change in hyperphagia compared to placebo.

•	C602: Open label safety extension study. All patients completing C601 are eligible to enroll in C602.
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
During the year ended December 31, 2016 and the six months ended June 30, 2017, we received $0.1 million and zero, respectively, from the exercise of stock options.
As of June 30, 2017, we had an accumulated deficit of $105.2 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our therapeutic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz, $2.2 million in revenue from our neonatology products and $0.2 million in government grants. We may never be successful in commercializing our neonatology products, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.
On July 18, 2017, the Company sold NFI, its wholly owned subsidiary, for $720,000 (see Note 14).
Management does not believe that we have sufficient capital resources to sustain operations through at least the next twelve months.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 3 of the accompanying unaudited consolidated condensed financial statements.
Results of Operations
Comparison of the six months ended June 30, 2017 and 2016 from continuing operations

	Six Months Ended June 30,		Increase (decrease)
	2017	2016	Amount	Percentage
	(in thousands)
Product revenue	4	2	2	100%
Cost of product revenue	42	69	(27)	(39)%
Gross loss	(38)	(67)	29	43%
Operating expenses:
Research and development	1,506	1,623	(117)	(7)%
Sales and marketing	27	360	(333)	(93)%
General and administrative	3,214	3,273	(59)	(2)%
Total	4,747	5,256	(509)	(10)%
Loss from operations	(4,785)	(5,323)	538	(10)%
Interest Income	4	—	4	—%
Change in fair value of warrants	(101)	1,095	(1,196)	(109)%
Cease-use expense	(2)	(94)	92	(98)%
Other income (expense)	(602)	(18)	(584)	3,244%
Interest and other income (expense), net	(701)	983	(1,688)	(171)%
Net loss from continuing operations	(5,486)	(4,340)	(1,150)	26%
Net loss from discontinued operations	(1,370)	(2,362)	992	(42)%
Net loss	(6,856)	(6,702)	(158)	2%

Revenue
Total revenue in the six months ended June 30, 2017 increased 100% as compared to the six months ended June 30, 2016. It was primarily due the increase of $2 thousand of product revenue from the sales of Serenz.
Cost of product revenue
Total cost of product revenue represented costs associated with manufacture, shipping costs and labor associated with reworking the packaging of Serenz. On a per unit basis, given the low number of units sold, the cost of product revenue was greater than the sales price per unit in both the six months ended June 30, 2017 and the six months ended June 30, 2016.

Research and development expense
Research and development expense in the six months ended June 30, 2017 decreased $117 thousand as compared to the six months ended June 30, 2016. The decrease was primarily due to reduction in headcount.

Sales and marketing expense
Sales and marketing expense, which consisted primarily of costs incurred in the United Kingdom, in the six months ended June 30, 2017 decreased $333 thousand over the six months ended June 30, 2016 primarily due to the cessation of sales of Serenz in the United Kingdom.

General and administrative expense
General and administrative expense in the six months ended June 30, 2017 decreased $59 thousand as compared to the six months ended June 30, 2016. The decrease was primarily due to a decrease in headcount.

Interest and other income (expense), net
Interest and other expense, net in the six months ended June 30, 2017 increased $1.7 million as compared to the six months ended June 30, 2016. The change in the fair value of the warrants decreased from an other income of $1.1 million in the six months ended June 30, 2016 to $0.1 million in other expense in the six months ended June 30, 2017. The value of commitment shares issued to Aspire Capital was approximately $0.6 million during the six months ended June 30, 2017 (see Note 7).
Comparison of the three months ended June 30, 2017 and 2016 from continuing operations

	Three Months Ended June 30,		Increase (decrease)
	2017	2016	Amount	Percentage
	(in thousands)
Product revenue	1	2	(1)	(50)%
Cost of product revenue	42	51	(9)	(18)%
Gross loss	(41)	(49)	8	(16)%
Operating expenses:
Research and development	974	658	316	48%
Sales and marketing	—	165	(165)	(100)%
General and administrative	2,195	1,423	772	54%
Total	3,169	2,246	923	41%
Loss from operations	(3,210)	(2,295)	(915)	40%
Interest Income	3	—	3	—%
Change in fair value of warrants	(32)	(56)	24	(43)%
Other income (expense)	—	(16)	16	(100)%
Interest and other income (expense), net	(29)	(72)	43	(100)%
Net loss from continuing operations	(3,239)	(2,367)	(872)	37%
Net loss from discontinued operations	(727)	(1,146)	419	(37)%
Net loss	(3,966)	(3,513)	(453)	13%

Revenue
Total revenue in the three months ended June 30, 2017 decreased 100% as compared to the three months ended June 30, 2016 which was primarily due to the decrease of the sales of Serenz.
Cost of product revenue
Total cost of product revenue represented costs associated with manufacture, shipping costs and labor associated with reworking the packaging of Serenz. On a per unit basis, given the low number of units sold, the cost of product revenue was greater than the sales price per unit in both the three months ended June 30, 2017 and the three months ended June 30, 2016.

Research and development expense
Research and development expense in the three months ended June 30, 2017 increased $316 thousand as compared to the three months ended June 30, 2016. The increase was primarily due to an increase of $180 thousand related to advancing

DCCR clinical activities from the completed merger with Essentialis in March 2017 and $130 thousand in the continued commercialization of Serenz during the second quarter of 2017.

Sales and marketing expense
Sales and marketing expense, which consisted primarily of costs incurred in the United Kingdom, in the three months ended June 30, 2017 decreased $165 thousand over the three months ended June 30, 2016 primarily due to the cessation of sales of Serenz in the United Kingdom.

General and administrative expense
General and administrative expense in the three months ended June 30, 2017 increased $772 thousand as compared to the three months ended June 30, 2016. The increase was primarily due to $465 thousand of amortization from the acquisition of intangibles from the completed Essentialis merger in March of 2017 and an increase of $250 thousand in stock compensation expense.

Interest and other income (expense), net
Interest and other expense, net in the three months ended June 30, 2017 decreased $48 thousand as compared to the three months ended June 30, 2016 which was primarily due to the change in the fair value of the warrants.
Liquidity and Capital Resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash Flows
Net cash used in continuing operating activities	$(3,519)	$(5,953)
Net cash used in discontinued operating activities	(1,428)	(2,070)
Net cash used in operating activities	(4,947)	(8,023)

Net cash used in continuing investing activities	(227)	(20)
Net cash used in discontinued investing activities	(5)	(19)
Net cash used in investing activities	(232)	(39)

Net cash provided by continuing financing activities	10,000	5,070
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	10,000	5,070

Net increase (decrease) in cash and cash equivalents
Continuing operations	6,254	(967)
Discontinued operations	(1,433)	(2,026)
Net increase (decrease) in cash and cash equivalents	$4,821	$(2,993)

Continuing Operations

Cash used in operating activities
During the six months ended June 30, 2017, net cash used in operating activities was $3.5 million, which was primarily due to the use of funds for operations, and adjustments for non-cash items including the $0.6 million in non-cash expense in issuing shares to Aspire Capital, $0.6 million in depreciation and amortization, $0.6 million of stock based compensation expense, $0.2 million change in fair value of warrants and an increase of $0.2 million in inventory.

During the six months ended June 30, 2016, net cash used in operating activities was $6.0 million, which was primarily due to the use of funds for operations, including costs incurred to launch Serenz in the E.U., as well as adjustments for non-

cash items including the $1.1 million change in fair value of warrants and $0.4 million of stock based compensation expense, offset by increases in accounts payable and accrued liabilities of $0.4 million and an increase in inventory of $0.1 million.

Cash used in investing activities
During the six months ended June 30, 2017, we used $227 thousand in investing activities. Cash used in investing activities in the six months ended June 30, 2017 consisted primarily of the costs paiinvestment in capital equipment.

During the six months ended June 30, 2016, we used $20 thousand in investing activities. Cash used in investing activities in the six months ended June 30, 2016 consisted primarily of costs paid related to Essentialis acquisition.

Cash provided by financing activities
During the six months ended June 30, 2017 cash provided by financing activities was $10 million as a result of the completion of the concurrent financing associated with the Essentialis merger.

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
As of June 30, 2017, we had cash and cash equivalents of approximately $7.5 million.
We do not believe that we have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing.
Discontinued Operations

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2017 totaled $1.5 million compared to $2.1 million for the six months ended June 30, 2016 representing a decrease of $0.6 million. The decrease was primarily due to the less operating activities for the discontinued operations which resulted in lower cash requirements during the first half of 2017.

Cash used in investing activities

Net cash provided by investing activities for the six months ended June 30, 2017 totaled $5 thousand compared to net cash used of $19 thousand for the six months ended June 30, 2016 representing a decrease of $14 thousand. The decrease was primarily due to the less capital expenditure for the discontinued operations which resulted in lower cash requirements during the first half of 2017.

Cash provided by financing activities

There were no financing activities related to discontinued operations during either period.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the six month period ended June 30, 2017. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a developer of therapeutics and medical devices with a limited commercialization history. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of June 30, 2017, we had an accumulated deficit of $105.2 million.
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
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017, we have incurred significant operating losses since inception and continue to generate losses from operations and has an accumulated deficit of $105.2 million. These matters raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Commercial results have been limited and we have not generated significant revenues. We cannot assure our stockholders that our revenues will be sufficient to fund its operations. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

At June 30, 2017, our cash balance was $7.5 million. We intend to raise additional capital, either through debt or equity financings to achieve its business plan objectives. We believe that we can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.
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
The extent to which we utilize the 2017 Aspire Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the 2017 Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the 2017 Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.25 per share. Even if we are able to access the full $17.0 million under the 2017 Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.
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
Our executive officers, directors and principal stockholders own a majority of our outstanding common stock. Entities associated with Vivo Ventures, Forward Ventures, Technology Partners and our Chairman, Ernest Mario, as of June 30, 2017, own approximately 58.9% of our common stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
We will derive substantially all of our revenues from sales of CoSense devices and consumables globally for the foreseeable future. If we cannot generate sufficient revenues from sales, we may be unable to finance our continuing operations.
We may not be successful in commercializing our approved products
Our efforts to launch CoSense into the neonatology marketplace and Serenz are subject to a variety of risks, any of which may prevent or limit sales of CoSense. Furthermore, commercialization of products into the medical marketplace is subject to a variety of regulations regarding the manner in which potential customers may be engaged, the manner in which products may be lawfully advertised, and the claims that can be made for the benefits of the product, among other things. Our lack of experience with product launches may expose us to a higher than usual level of risk of non-compliance with these regulations, with consequences that may include fines or the removal of our approved products from the marketplace by regulatory authorities.
If we are unable to execute our sales and marketing strategy for our products, and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.
Although we believe that DCCR and our other planned products represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for DCCR globally and build these markets through physician education, awareness programs, and other marketing efforts. Gaining acceptance in medical communities depends on a variety of factors, including clinical data published or reported in reputable contexts and word-of-mouth between physicians. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals may limit the adoption of our products. Our ability to successfully market our products will depend on numerous factors, including:

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
If physicians decide not to order our products in significant numbers, we may be unable to generate sufficient revenue to sustain our business.
To generate demand for our current and planned products, we will need to educate physicians and other health care professionals on the clinical utility, benefits and value of the tests we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we will need support of hospital administrators that the clinical and economic utility of CoSense justifies payment for the device and consumables at adequate pricing levels. We need to hire additional commercial, scientific, technical and other personnel to support this process.
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
Our success depends on the market’s confidence that our products can provide reliable, high-quality results or treatments. We believe that our customers are likely to be particularly sensitive to any test defects and errors in our products, and prior products made by other companies for the same diagnostic purpose have failed in the marketplace, in part as a result of poor accuracy. As a result, the failure of our current and planned products to perform as expected would significantly impair our reputation and the clinical usefulness of such tests. Reduced sales might result, and we may also be subject to legal claims arising from any defects or errors.
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
In addition, several larger companies could potentially compete with our current and planned products. These include General Electric Healthcare, Fischer & Paykel, Philips, Draeger, Covidien, Masimo, Natus Medical, and CAS Medical. Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced tests that payors and physicians could view as functionally equivalent to our current or planned tests, which could force us to lower the list price of our tests. This would impact our operating margins and our ability to achieve and maintain profitability. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned tests, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.
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
We currently have limited sales and distribution personnel, and limited marketing capabilities. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations or other marketing partners, we will not be successful in commercializing our products, or other planned products.
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
Alternatives exist for our products and we will likely face competition with respect to any planned products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, medical device companies, and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell AR therapies to our target patient group. These companies may reduce prices for their competing drugs in an effort to gain or retain market share, and undermine the value our products might otherwise be able to offer to payors. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, David D. O’Toole, our Senior Vice President, Chief Financial Officer, Neil Cowen, our Senior Vice President of Drug Development, Anthony Wondka, our Senior Vice President of Research and Development and Kristen Yen, our Vice President of Clinical. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our Chief Executive Officer, Chief Financial Officer, Vice President of Clinical & Regulatory, Senior Vice President of Drug Development and Senior Vice President of Research and Development all have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1,000,000 “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.
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
We may encounter manufacturing problems or delays that could result in lost revenue. Additionally, we currently rely on third-party suppliers for critical materials needed to manufacture our Serenz devices, CoSense monitors and consumables, as well as our planned products. Any problems experienced by these suppliers could result in a delay or interruption of their supply to us, and as a result, we may face delays in the commercialization of our current products or the development and commercialization of planned products.
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
We have distribution partners for CoSense in China, India, Qatar and Saudi Arabia. Our business strategy contemplates international expansion, including partnering with medical device distributors, and introducing our current products and other planned products outside the U.S. Doing business internationally involves a number of risks, including:

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
As of June 30, 2017, we had 20 employees and 3 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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
We intend to seek distribution and marketing partners for our current products outside the U.S. and may market planned products in international markets. We have obtained a CE Mark certification for CoSense and Serenz and they are therefore authorized for sale in the E.U.; however, in order to market these products in Asia, Latin America and other foreign jurisdictions, we must obtain separate regulatory approvals.
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
Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from June 30, 2016 through June 30, 2017, the reported high and low prices of our common stock ranged from $1.18 to $0.50. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

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
In addition, on March 7, 2017, we issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares may, in the future, be available for resale upon the filing of a registration statement that covers such shares and which has been declared effective by the SEC, and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital pursuant to the 2017 Aspire Purchase Agreement. Aspire Capital may

ultimately purchase all, some or none of the $17.0 million worth of common stock, of which $2 million was sold on March 7, 2017, issuable under the 2017 Aspire Purchase Agreement, including the 708,333 commitment shares. All the shares issued under the 2017 Aspire Purchase Agreement are eligible for future resale under a registration statement on Form S-1 on February 1, 2017 that was declared effective by the SEC on February 15, 2017.
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
Our executive officers, directors and stockholders own a majority of our outstanding common stock. Entities associated with Vivo Ventures, Forward Ventures, Technology Partners and our Chairman, Ernest Mario, as of June 30, 2017, own approximately 58.9% of our common stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
As of June 30, 2017, we had Series A Warrants outstanding exercisable for an aggregate of 2,425,605 shares of common stock, Series C Warrants outstanding exercisable for an aggregate of 590,415 shares of common stock, Series D Warrants outstanding exercisable for an aggregate of 2,930,812 shares of common stock and other warrants exercisable for an aggregate of 571,906 shares of common stock. As of December 31, 2016, we had 12,780 shares of Series B Convertible Preferred Stock outstanding exercisable for an aggregate of 12,780,000 shares of common stock. As of March 31, 2017, 2,934,847 options to purchase shares of our common stock were issued and outstanding with a weighted average exercise price of $3.35 per share. The sale or even the possibility of sale of the shares of common stock, or the exercise of options or warrants to purchase shares of our common stock and subsequent sale thereof could substantially reduce the market price for our common stock or our ability to obtain future financing.
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
In addition, on March 7, 2017, we issued 8,333,333 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares may, in the future, be available for resale upon the filing of a registration statement that covers such shares and which has been declared effective by the SEC, and issued 2,083,333 shares of common stock for an investment of $2 million from Aspire Capital pursuant to the 2017 Aspire Purchase Agreement. Aspire Capital may

ultimately purchase all, some or none of the $17.0 million worth of common stock, of which $2 million was sold on March 7, 2017, issuable under the 2017 Aspire Purchase Agreement, including the 708,333 commitment shares. All the shares issued under the 2017 Aspire Purchase Agreement are eligible for future resale under a registration statement on Form S-1 on February 1, 2017 that was declared effective by the SEC on February 15, 2017.
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

On May 8, 2017, we received stockholder approval for a reverse stock split of our common stock at a ratio between one-for-two (1:2) and one-for-ten (1:10), or the Reverse Split, to be determined by our Board of Directors and to be effected at the sole discretion of the Board at any time time within six months, pursuant to the proxy statement filed with the SEC on March 29, 2017. If the Board implements the stock split within the next 6 months, we expect that the market price of the common stock will be in excess of the $1.00 minimum closing bid price as required by the Nasdaq Marketplace Rules.
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
Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $1.4 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $1.1 million, in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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

On March 7, 2017, we completed the Merger with Essentialis and issued 18,916,940 shares of common stock to stockholders of Essentialis. We held back 913,379 shares of common stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the Merger. We are also obligated to issue an additional 4,566,948 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Assuming that we issue all of the shares of our common stock held back and the development milestone is achieved, we would issue a total of 24,397,267 shares of common stock to Essentialis stockholders. These shares were registered on a Registration Statement on Form S-1 filed with the SEC on April 21, 2017, and declared effective on August 10, 2017.
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

Date:	August 11, 2017	SOLENO THERAPEUTICS, INC.

		By:	/s/ David D. O’Toole
David D. O’Toole
Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2
3.2	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1
4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1
4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein.	S-1	June 10, 2014	4.2
4.3	Form of Series A Warrant Agreement.	S-1/A	August 7, 2014	4.3
4.4	Form of the Series A Warrant certificate.	S-1/A	July 1, 2014	4.4
4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	June 10, 2014	4.5
4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6
4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7
4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8
4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9
4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10
4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11
4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12
4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13
4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14
4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15
4.16	Form of unit certificate.	S-1/A	July 1, 2014	4.16
4.17	Form of Series B Warrant Agreement.	S-1/A	August 7, 2014	4.17
4.18	Form of the Series B Warrant certificate.	S-1/A	July 1, 2014	4.18
4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19
4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20
4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2
4.23	Form of Series D Common Stock Warrant Certificate.	8-K	October 15, 2015	4.3
4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4
4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1
4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2
9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1
9.2	Form of Voting Agreement.	8-K	July 6, 2016	4.2
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1
10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8
10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.13	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.14	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.15	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.16	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.17	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.18	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.19	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.20	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.21	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.22	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.23	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13
10.24	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14
10.25	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15
10.26	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16
10.27	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17
10.28	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18
10.29	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19
10.30	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20
10.31	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21
10.32	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22
10.33	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23
10.34	Form of Warrant Exercise Agreement.	8-K/A	March 6, 2015	10.1
10.35	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2014	10.25
10.36	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1
10.37	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2
10.38	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1
10.39	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1
10.40	Engagement Letter dated September 17, 2015, between Capnia, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1
10.41	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.42	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2
10.43	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3
10.44	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.34
10.45	Transfer and Distribution Agreement: United States: by and between Capnia, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1
10.46	Engagement Letter dated June 26, 2016, between Capnia, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1
10.47	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1
10.48	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2
10.49	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 23, 2016	10.49
10.50	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Capnia, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Capnia, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.10
10.51	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.5
10.52	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.5
10.53	Stock Purchase Agreement made by and between the Company and NeoForce Holdings, Inc. a Delaware corporation dated July 18, 2017	8-K	July 24, 2017	2.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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