Form 10-Q
period 2017-09-30
SOLENO THERAPEUTICS INC
filed 2017-11-14
CIK 1484565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2017, there were 10,002,256 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.
(formerly known as Capnia, Inc.)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Soleno Therapeutics, Inc.
(formerly known as Capnia, Inc.)
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$5,647	$2,726
Accounts receivable	—	3
Restricted cash	35	35
Prepaid expenses and other current assets	145	247
Current assets held for sale	563	790
Total current assets	6,390	3,801
Long-term assets
Property and equipment, net	55	54
Other intangible assets, net	19,353	—
Other assets	126	126
Long-term assets held for sale	458	1,584
Total assets	$26,382	$5,565
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	642	411
Accrued compensation and other current liabilities	976	1,050
Current liabilities held for sale	113	246
Total current liabilities	1,731	1,707
Long-term liabilities
Series A warrant liability	289	194
Series C warrant liability	20	86
Other long-term liabilities	1,132	62
Long-term liabilities held for sale	—	81
Total liabilities	3,172	2,130
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 are designated at September 30, 2017 and December 31, 2016; 10,049 and 12,780 shares issued and outstanding at September 30, 2017 and at December 31, 2016, respectively. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,970,538 and 3,357,390 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively. (Note 14)	10	4
Additional paid-in-capital	132,154	101,743
Accumulated deficit	(108,954)	(98,312)
Total stockholders’ equity	23,210	3,435
Total liabilities and stockholders’ equity	$26,382	$5,565
See accompanying notes to condensed consolidated financial statements

Soleno Therapuetics, Inc.
(formerly known as Capnia, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$982	$708	$2,046	$1,959
Sales and marketing	—	—	26	—
General and administrative	1,707	1,260	4,900	4,532
Total expenses	2,689	1,968	6,972	6,491
Operating loss	(2,689)	(1,968)	(6,972)	(6,491)
Interest and other income (expense)
Interest Income	4	—	7	—
Change in fair value of warrants liabilities income (expense)	130	200	(29)	1,295
Cease-use expense	4	—	3	(94)
Other expense	—	(9)	(602)	(26)
Interest and other income (expense), net	138	191	(621)	1,175
Loss from continuing operations	(2,551)	(1,777)	(7,593)	(5,316)
Loss from discontinued operations:
Operating loss	(1,027)	(973)	(2,841)	(4,136)
Loss on sale of assets	(208)	—	(208)	—
Total	(1,235)	(973)	(3,049)	(4,136)
Net loss	$(3,786)	$(2,750)	$(10,642)	$(9,452)
Loss per common share from continuing operations, basic and diluted (Note 14)	$(0.24)	$(0.56)	$(0.85)	$(1.73)
Loss per common share from discontinued operations, basic and diluted (Note 14):
Operating	$(0.09)	$(0.31)	$(0.32)	$(1.35)
Loss on sale of assets	$(0.02)	$—	$(0.02)	$—
Total	$(0.11)	$(0.31)	$(0.34)	$(1.35)
Net loss per common share, basic and diluted (Note 14)	$(0.35)	$(0.87)	$(1.19)	$(3.08)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share (Note 14)	10,766,608	3,152,306	8,936,255	3,072,729

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.
(formerly known as Capnia, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,642)	$(9,452)
Loss from discontinued operations	(3,049)	(4,136)
Loss from continuing operations	(7,593)	(5,316)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,029	1
Stock-based compensation expense	855	560
Loss on disposition of property & equipment	—	1
Board fees paid with common stock	195	—
Change in fair value of common stock warrants	29	(1,323)
Non-cash expense of issuing shares to Aspire Capital	602	—
Change in operating assets and liabilities:
Accounts receivable	3	—
Prepaid expenses and other assets	101	(52)
Other long-term assets	—	(49)
Accounts payable	232	336
Accrued compensation and other current liabilities	(74)	(166)
Other long-term liabilities	(20)	52
Net cash used in continuing operating activities	(4,641)	(5,956)
Net cash used in discontinued operating activities	(2,577)	(4,853)
Net cash used in operating activities	(7,218)	(10,809)

Cash flows from investing activities:
Costs of Essentialis acquisition paid	(573)	—
Purchase of property and equipment	(4)	(22)
Net cash used in continuing investing activities	(577)	(22)
Net cash provided by (used for) discontinued investing activities	716	(17)
Net cash used in investing activities	139	(39)

Cash flows from financing activities:
Proceeds from sale of Series A preferred convertible stock	—	5,070
Series A preferred convertible stock transaction costs paid	—	(71)
Proceeds from sale of Series B preferred stock	—	13,479
Redemption of Series A preferred stock in conjunction with issuance of Series B preferred stock	—	(7,780)
Proceeds from issuance of common stock	10,000	70
Net cash provided by continuing financing activities	10,000	10,768
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	10,000	10,768

Net increase (decrease) in cash and cash equivalents
Continuing operations	4,783	4,790
Discontinued operations	(1,862)	(4,870)
Net increase (decrease) in cash and cash equivalents	2,921	(80)

Cash and cash equivalents, beginning of period	2,726	5,495
Cash and cash equivalents, end of period	$5,647	$5,415
Supplemental disclosures of non-cash investing and financing information
Conversion of Series A preferred to common stock	$—	$2,220
Issuance of common stock in Essentialis acquisition	$18,764	$—

Contingent consideration of Essentialis acquisition	$1,090	$—
De-recognition of Series B warrant liability (cashless exercise)	$—	$593
Series B preferred transactions costs in accounts payable	$—	$52
Fixed asset purchases in accounts payable	$—	$11
See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.
(formerly known as Capnia, Inc.)
September 30, 2017
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
On September 2, 2015, the Company established NeoForce, Inc. ("NFI"), a wholly owned subsidiary of the Company and through NFI, acquired substantially all of the assets of an unrelated privately held company NeoForce Group, Inc.("NeoForce"). NFI markets innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets. The Company sold NFI in a stock transaction that was completed on July 18, 2017, pursuant to a Stock Purchase Agreement with Neoforce Holdings, Inc. a wholly-owned subsidiary of Flexicare Medical Limited, a privately-held United Kingdom company (see Note 5).
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
In May of 2017 the Company had a scientific advice meeting with the U. S. Food and Drug Administration, or FDA . The FDA supported change in hyperphagia score (without a change in weight) compared to placebo as the primary endpoint for the planned Phase III study. The dosing paradigm proposed for the Phase III study was acceptable. The FDA proposed and the Company agreed that the duration of the randomized double-blind placebo controlled study should be shorter (3-4 months). Safety information about DCCR could be obtained in a long-term, safety extension study. There was agreement on several other aspects of the study and the overall development program, and additional regulatory input is being sought on others.
On June 1, 2017, the Company established Capnia, Inc. ("Capnia"), a wholly owned subsidiary of the Company.
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
Following the merger with Essentialis, the Company initiated a comprehensive review of strategic alternatives for the legacy products and product candidates, CoSense® ETCO Monitor, and its portfolio of innovative pulmonary resuscitation solutions for the neonatal market. The Company may also license elements of its Sensalyze Technology Platform to other companies that have complementary development or commercial capabilities (see Note 5).
On October 6, 2017, the Company effected a one-for-five (1:5) reverse stock split of its then outstanding Common Stock and, accordingly, all common share and per share data are retrospectively restated to give effect of the split for all periods presented herein (see Note 14).
The Company's current research and development efforts are primarily focused on advancing its lead candidate, DCCR tablets, for the treatment of PWS into late-stage clinical development.

Note 2. Liquidity, Going Concern and Management’s Plans
The Company had a net loss of approximately $10.6 million for the nine months ended September 30, 2017, and has an accumulated deficit of approximately $109.0 at September 30, 2017, from having incurred losses since its inception. The Company has approximately $4.7 million of working capital at September 30, 2017, and used approximately $7.2 million of cash in its operating activities during the nine months ended September 30, 2017. The Company has financed its operations principally through issuances of debt and equity securities.
On January 27, 2017, the Company entered into a Common Stock Purchase Agreement (the "2017 Aspire Purchase Agreement") with Aspire Capital Fund, LLC ("Aspire Capital"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million in value of shares of our Common Stock over the 30-month term of the 2017 Aspire Purchase Agreement. The Company issued Aspire Capital 141,666 shares of Common Stock as commitment shares under the 2017 Aspire Purchase Agreement.
On March 7, 2017, the Company completed the merger with Essentialis. Concurrently, the Company issued 1,666,666 shares of common stock for an investment of $8 million from the completion of the concurrent financing and issued 416,666 shares of common stock for an investment of $2 million from Aspire Capital.
On July 18, 2017, the Company sold NFI, its wholly owned subsidiary, for $977,000 (see Note 5).
The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its therapeutic product development initiatives. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of twelve months from the date of this report.
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
Note 3. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Below are those policies with current period updates:
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of September 30, 2017, and results of its operations for the three and nine months ended September 30, 2017, and 2016, and cash flows for the nine months ended September 30, 2017, and 2016. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss of loss per share.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K.

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

Inventory

As of September 30, 2017, and December 31, 2016, the Company had no inventory in continuing operations.

Business Combinations
For business combinations the Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. This standard requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred.
The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may retroactively record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments
The Company classifies Common Stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions, as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, which consist of Series A and Series C Warrants to purchase Common Stock, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within the sole control of the Company or variable settlement provision that cause them to not be indexed to the Company’s own stock; accordingly, they are recorded as liabilities on the balance sheet.

Recent Accounting Pronouncements

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is in the process of evaluating this ASU and adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09: Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017; early adoption is permitted. The Company is currently evaluating the effect that ASU 2017-09 will have on the Company’s condensed consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04: “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the effect that ASU 2017-04 will have on the Company’s condensed consolidated financial position and results of operations.

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
Besides the accounting pronouncement above, there have been no other new accounting pronouncements or changes to accounting pronouncements during the nine months ended Septmber 30, 2017, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that are of significance or potential significance to the Company.
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
The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

•Level I Unadjusted quoted prices in active markets for identical assets or liabilities;

•
Level II Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

•Level III Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at September 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$289	$289	$—	$—
Series C warrant liability	20	—	—	20
Total liabilities	$309	$289	$—	$20

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$194	$194	$—	$—
Series C warrant liability	86	—	—	86
Total common stock warrant liability	$280	$194	$—	$86
The Series A Warrant is a registered security that trades on the open market. The fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which is listed on and obtained from NASDAQ. Accordingly, the fair value of Series A Warrants is a Level 1 measurement. The fair value measurements of the Series C Warrants are based on significant inputs that are unobservable and thus represent Level 3 measurements. The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates (see Note 6). The Level 3 estimates are based, in part, on subjective assumptions.
The agreement to pay the annual royalty in the NeoForce acquisition (Note 8) resulted in the recognition of a contingent consideration, which was recognized on the acquisition date. Subsequent changes to estimates of the amount of contingent consideration to be paid were recognized as charges or credits in the statement of operations. The fair value of the contingent consideration was based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153,000 at September 30, 2016. The fair value of the royalty obligation was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company's cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. The Neo Force royalty obligation was assumed by Flexicare Medical Limited to whom the company sold NFI on July 18, 2017 (see Note 5).

The agreement to pay the commercial milestones in the Essentials acquisition resulted in the recognition of a contingent consideration, which is recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on the Company's analysis of the likelihood of the drug indication moving from phase II through approval in the FDA approval process and then reaching the cumulative revenue milestones. Based on the assumptions, the fair value of the milestone obligation was determined to be $1.1 million at March 7, 2017. There was no change to the fair value of the contingent consideration as of September 30, 2017. The fair value of the contingent consideration was determined by applying a 15.3% probability of achieving each milestone. Additionally, the Company made an assessment that the commercial milestones of $100 million and $200 million in applicable revenue could be reached in 2023 and 2025, respectively. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.
On January 13, 2016, the Company entered into an agreement to sublease its excess space located in Redwood City. By the end of February 2016 the Company removed all equipment, furniture and fixtures being stored in this excess space and ceased use of this space. The fair value of the cease-use liability was calculated using the remaining lease payments, offset by future sub-lease payments, offset by deferred rent amortization, and discounted to present value using our current cost of capital of 20%. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.
As of September 30, 2017, and December 31, 2016, the Company had $5.3 million and $2.6 million in money market funds, respectively.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 warrants, which are treated as liabilities, as follows (dollars in thousands).

	Series A Warrant		Series C Warrant
	Number of Warrants	Liability	Number of Warrants	Liability
Balance at December 31, 2016	485,121	$194	118,083	$86
Change in value of Series A Warrants	—	95	—	—
Change in value of Series C Warrants	—	—	—	(66)
Balance at September 30, 2017	485,121	$289	118,083	$20
Note 5. Discontinued Operations, Assets Held for Sale and Asset Sale Transaction

Subsequent to the merger with Essentialis (see Note 11), the Company explored opportunities divest, sell or dispose of the CoSense, Neo Force, Inc. and Serenz businesses.

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

The components of the balance sheet accounts presented as assets and liabilities held for sale were as follows:

	September 30, 2017	December 31, 2016
Current assets
Accounts receivable	$126	$130
Inventory	437	660
Current assets held for sale	563	790

Long-term assets
Property & equipment, net	—	39
Goodwill	—	718
Other intangible assets	458	818
Long-term assets held for sale	458	1,575

Current liabilities
Accounts payable	23	127
Accrued compensation and other current liabilities	90	119
Total current liabilities for sale	113	246

Long-term liabilities
Other long-term liabilities	$—	81
Long-term liabilities held for sale	$—	$81
The components of the income statement accounts presented as Discontinued Operations were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product revenue	$61	$329	$702	$1,166
Cost of product revenue	237	399	769	1,288
Gross loss	(176)	(70)	(67)	(122)
Expenses
Research and development	573	423	1,946	2,273
Sales and marketing	37	342	220	1,454
General and administrative	204	138	600	314
Total expenses	814	903	2,766	4,041
Operating loss	(990)	(973)	(2,833)	(4,163)
Other income (expense)	(37)	—	(8)	27
Operating loss	(1,027)	(973)	(2,841)	(4,136)
Loss on sale of assets	(208)	—	(208)	—
Net loss from discontinued operations	$(1,235)	$(973)	$(3,049)	$(4,136)

On July 18, 2017, the Company completed the sale of stock of its wholly-owned subsidiary, NFI, which operations related primarily to the Company's portfolio of neonatology resuscitation business pursuant to a Stock Purchase Agreement (the "Purchase Agreement") with NeoForce Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Flexicare Medical Limited, a privately held United Kingdom company, for $720,000 and adjustments for inventory and the current cash balances held at NFI. The Company will also receive payment for the total outstanding accounts receivable and inventory balances held by NFI at the time of the closing of the sale transaction as the receivable balances are collected and the inventory is sold. The Purchase Agreement includes customary terms and conditions, including an adjustment to the purchase price based on inventory and accounts receivable, and provisions that require the Company to indemnify Holdings for certain losses that Holdings might incur resulting from a breach by the Company of its representations and warranties stated in the Purchase Agreement and other matters. Total sales proceeds recorded by the Company were $977,000 consisting of $720,000 received in cash upon completing the sales transaction and a receivable recorded by the Company in the total amount of $257,000 as the fair value of accounts receivable and inventory collections expected to be realized. Upon completing the sale transaction, the Company recorded a loss on the sale in the amount of $208,000 as the net book value of assets sold in the amount of $1.185 million exceeded the total proceeds of $977,000. The Company collected $142,000 of the receivable for inventory and accounts receivable by September 30, 2017, and the remaining balance of $115,000 for the receivable for inventory and accounts receivable is recorded in Current Assets Held for Sale in the Condensed Consolidated Balance Sheet as of September 30, 2017.
The NFI sale transaction is a continuation of the process previously disclosed by the Company of evaluating strategic alternatives and focusing on the Company's rare disease therapeutic business.
Note 6. Warrant Liabilities
Warrants terms
The Company has issued and outstanding Series A Warrants and Series C Warrants (the “Warrants”).
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

Series A Warrants
The Company has issued 489,921 Series A Warrants to purchase shares of its Common Stock at an exercise price of $32.50 per share in connection with the unit offering offered in the Company's initial public offering ("IPO") in November 2014. The Series A Warrants are exercisable at any time prior to the expiration of the five-year term on November 12, 2019.
Upon the completion of the IPO, the Series A Warrants started trading on the NASDAQ under the symbol CAPNW, and now under the symbol SLNOW as the result of the The Company name change to Soleno Therapeutics, Inc. in May 2017. As the Series A Warrants are publicly traded, the Company uses the closing price on the measurement date to determine the fair value of these the Series A Warrants.
Since their issuance, a total of 4,800 Series A Warrants have been exercised. As of September 30, 2017, the fair value of the 485,121 outstanding Series A Warrants was approximately $289,000, and the decrease of $126,000 and the increase of $95,000, respectively, in fair value during the three and nine months ended September 30, 2017, was recorded as other income and other expense, respectively, in the statement of operations. As of September 30, 2016, the fair value of the outstanding Series A warrants was approximately $509,000, and the decrease of $121,000 and $703,000 in fair value during the three and nine months ended September 30, 2016, was recorded as other income in the statement of operations.

Series B Warrants
The Company issued 489,921 Series B Warrants to purchase shares of its Common Stock at an exercise price of $32.50 per share in connection with the IPO. Certain Series B Warrant holders elected to exercise Series B Warrants for an aggregate of 117,902 shares of Common Stock and a new Series C Warrant for each share of Common Stock for which the Series B Warrants were exercised. Between January 1, 2016, and the expiration of the Series B Warrants on February 12, 2016, certain holders of the Series B Warrants exercised in cashless transactions a total of 20,460 Series B Warrants resulting in the issuance of 97,100 shares of Common Stock. The remaining Series B Warrants expired on February 12, 2016 and no Series B Warrants remain outstanding thereafter.

Series C Warrants
On March 5, 2015, the Company entered into separate agreements with certain Series B Warrant holders, who agreed to exercise their Series B Warrants to purchase an aggregate of 117,902 shares of the Company’s Common Stock at an exercise price of $32.50 per share, resulting in the de-recognition of $6.7 million of Series B Warrant liability and gross proceeds to the Company of approximately $3.8 million based on the exercise price of the Series B Warrants. In connection with this exercise of the Series B Warrants, the Company issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of the Company’s Common Stock underlying the Series B Warrants that were exercised. Each Series C Warrant is exercisable at $31.25 per share and will expire on March 5, 2020.
In April 2015, the Company issued a tender offer to the remaining holders of Series B Warrants to induce the holders to cash exercise the outstanding Series B Warrants in exchange for new Series C Warrants with an exercise price of $31.25 per share that expire on March 5, 2020. The tender offer was extended to Series B Warrant holders under a registration statement filed with the SEC on Form S-4, which was declared effective on June 25, 2015, and expired on July 24, 2015. During July 2015, certain Series B Warrant holder(s) tendered their Series B Warrants under the tender offer, which resulted in the issuance of 181 shares of the Company's Common Stock, the issuance of 905 Series C Warrants and proceeds to the Company of $5,882.

The Series C Warrants are exercisable into 118,083 shares of the Company’s Common Stock. As of September 30, 2017, the fair value of the Series C Warrants was determined to be $20,000. The decline in the fair value of the Series C Warrants of $4,000 during the three months ended September 30, 2017 and $66,000 in the nine months ended September 30, 2017, was recorded as other income in the consolidated statement of operations. As of September 30, 2016, the fair value of the Series C Warrants was determined to be $115,000. The decline in the fair value of the warrants of $79,000 during the three months ended September 30, 2016, and $348,000 in the nine months ended September 30, 2016 was recorded as other income in the consolidated statement of operations.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs:

	June 30, 2017	December 31, 2016
Volatility	90%	90%
Expected Term (years)	2.42	3.17
Expected dividend yield	—%	—%
Risk-free rate	1.53%	1.51%
Note 7. Common Stock Purchase Agreement
On January 27, 2017, the Company entered into the 2017 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million in value of shares of the Company's Common Stock over the 30-month term of the 2017 Aspire Purchase Agreement. The Company issued Aspire Capital 141,666 shares of Common Stock as commitment shares under the 2017 Aspire Purchase Agreement and the resulting expense for issuing these commitment shares, in the amount of $602 thousand, is recorded as Other Expense in the Statement of Operations. Further, on March 7, 2017, the closing of the financing, as described in the Agreement and Plan of Merger dated December 22, 2016 (the "Merger Agreement"), the Company sold to Aspire Capital, 416,666 of the Company's common stock at $4.80 per share for an aggregate of $2.0 million.
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
The Company also leased approximately 2,100 square feet of office space for its operations in Ivyland, Pennsylvania under a month-to-month lease, which lease was assumed by Holdings pursuant to the Purchase completed on July 18, 2017 (see Note 5).

Rent expense was $405,000 and $462,000 during the nine months ended September 30, 2017, and 2016, respectively.

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
In connection with the acquisition of the assets of NeoForce, the Company agreed to pay the former NeoForce shareholder an annual royalty payment for a period of 36 months. The agreement to pay the annual royalty resulted in the recognition of a contingent consideration, which was recognized at the closing of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, growth in expected product sales and other assumptions. Based on the assumptions, the fair value of the royalty obligation was determined to be $153,000 at June 30, 2016. The fair value of the royalty obligation was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate of 20% commensurate with the Company's cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. The contingent consideration was classified as liabilities held for sale as of June 30, 2017. The Neo Force royalty obligation was assumed by Flexicare Medical Limited to whom the company sold NFI on July 18, 2017 (see Note 5).
In connection with the merger with Essentialis, the Company agreed to pay Essentialis stockholders earnout payments up to a maximum of $30 million upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product. The agreement to pay the commercial milestones resulted in the recognition of a contingent consideration, which was recognized at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as charges or credits in the statement of operations. The fair value of the contingent consideration is based on the Company's analysis of the likelihood of the drug indication moving from phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones. Based on the assumptions, the fair value of the milestone obligation was determined to be $1.1 million at March 7, 2017. There was no change to the fair value of the contingent consideration as of September 30, 2017. The entire $1.1 million was classified as a long-term liability.
Note 9. Stockholders’ Equity
Convertible Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock.
The Company has issued a total of 13,780 Series B Convertible Preferred Stock under the 2016 Sabby Purchase Agreement, with a par value of $0.001 and a stated value of $1,000 per share. The Series B Convertible Preferred Stock is convertible to Common Stock of the Company at the rate of 200 shares of Common Stock for each converted share of Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common Stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. The Series B Convertible Preferred Stock do not have an expiration date and are not redeemable at the option of the holders. In connection with each close of the Series B Convertible Preferred Stock, the Company was obligated to repurchase the remaining outstanding Series A Convertible Preferred Stock at the original issuance price. In addition, the exercise price of the existing Series D Warrants originally issued in conjunction with the 2015 Sabby Purchase Agreement was reduced from $12.30 to $8.75 per share on the effective date of the 2016 Sabby Purchase Agreement. Sabby converted 1,000 shares of Series B Convertible Preferred Stock into 200,000 shares of Common Stock during 2016.
During the nine months ended September 30, 2017, Sabby converted 2,731 Series B Convertible Preferred stock into 546,200 shares of Common Stock. As of September 30, 2017, there were 10,049 Series B Convertible Preferred Stock outstanding.
Common Stock
The Company issued 3,783,388 shares of common stock to stockholders of Essentialis. The Company held back 182,675 shares of common stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the merger. The Company is also obligated to issue an additional 913,389 shares of common stock to Essentialis stockholders upon the achievement of a development milestone.
The Company also issued 1,666,666 shares of common stock at $4.80 per share for an investment of $8 million from the completion of the concurrent financing and issued 416,666 shares of common stock at $4.80 per share for an investment of $2 million from Aspire Capital.
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

Options are to be granted at an exercise price not less than fair value for an ISO or 85% of fair value for an NSO. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be for less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than 5 years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.
Compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements as of September 30, 2017, and September 30, 2016.
Stock compensation expense (in thousands) was allocated between departments as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research & Development	$43	$41	$140	$116
Sales & Marketing	—	11	7	22
General & Administrative	183	154	708	422
Total	$226	$206	$855	$560

No options were granted during the three months ended September 30, 2017 and 2016, and the fair value of each award granted for the nine months ended September 30, 2017 and 2016, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected life (years)	-	-	5.5-6.08	5.5-6.08
Risk-free interest rate	-	-	1.9%-2.2%	1.3%-1.7%
Volatility	-	-	61%-69%	65% - 73%
Dividend rate	-	-	—%	—%
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

The following table summarizes stock option transactions for the nine months ended September 30, 2017 as issued under the Plans:

	Shares Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted Average Remaining Contractual Term
				(in years)

Balance at January 1, 2017	191,771	581,686	$17.10	8.48
Additional shares authorized	134,295	—
Amendment to plan to authorize additional shares	1,785,837	—
Options granted	(622,755)	622,755	3.05
Options exercised	—	—
Options canceled/forfeited	132,437	(132,437)	9.30
Balance at September 30, 2017	1,621,585	1,072,004	9.9	8.11

Options vested at September 30, 2017		533,202	$14.05	6.96
Options vested and expected to vest at September 30, 2017		1,072,004	$9.90	8.11

The weighted-average grant date fair value of employee options granted was $3.05 and $4.05 per share for the nine months ended September 30, 2017 and year ended December 31, 2016, respectively. At September 30, 2017, total unrecognized employee stock-based compensation was $1.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years. As of September 30, 2017, the outstanding stock options had an intrinsic value of zero.
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

2014 Employee Stock Purchase Plan
Our Board of Directors and stockholders have adopted the 2014 Employee Stock Purchase Plan, or the ESPP. The ESPP has become effective, and our Board of Directors will implement commencement of offers thereunder in its discretion. A total of 27,967 shares of our Common Stock has been made available for sale under the ESPP. In addition, our ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each year beginning in the year following the initial date that our Board of Directors authorizes commencement, equal to the least of:

•	1.0% of the outstanding shares of our Common Stock on the first day of such year; 55,936 shares; or

•	such amount as determined by our Board of Directors.
As of September 30, 2017 there were no purchases by employees under this plan.

Series D Warrants
As part of the 2015 Sabby Purchase Agreement, the Company previously issued 562,162 Series D Warrants, with an exercise price of $12.30. The exercise price of 540,540 Series D Warrants issued to Sabby were subsequently amended to $8.75 per share and a term of five years expiring on October 15, 2020 pursuant to the 2016 Sabby Purchase Agreement. The exercise price of the remaining 21,621 Series D Warrants issued to Maxim LLC, as placement agent, was $12.30, and are exercisable beginning on April 15, 2016, and through and including October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirement to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described therein. The Company evaluated the registration payment arrangement stipulated in the terms of the 2015 Sabby Purchase Agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.
As part of the 2016 Sabby Purchase Agreement, the Company issued to Maxim LLC, as its placement agent, 24,000 Series D Warrants, with an exercise price of $8.75 and a term of five years expiring in July and September of 2021.

Accounting Treatment
The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants
As of September 30, 2017, the Company had 102,070 Common Stock warrants outstanding originally issued in conjunction with the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also has outstanding 1,851 Common Stock warrants issued in 2009, with an exercise price of $108.00 and a term of 10 years, expiring in January 2019 and 16,500 Common Stock warrants issued to the underwriter in our IPO, with an exercise price of 35.70 and a term of 10 years, expiring in November 2024.
Note 10. Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period including contingent shares to be issued to Essentialis stockholders of 182,675 shares of common stock to be issued on the 1 year anniversary of the closing of the merger and 913,389 shares of common stock to be issued upon the achievement of a development milestone. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three and nine months ended September 30, 2017 and 2016 the effect of issuing the potential Common Stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.
The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares):

	As of September 30
	2017	2016
Series A Convertible preferred stock	—	—
Series B Convertible preferred stock	2,009,800	2,756,000
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	1,072,004	587,630
Warrants issued in 2009 to purchase common stock	1,851	1,851
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A Warrants to purchase common stock	485,121	485,121
Series C Warrants to purchase common stock	118,083	118,083
Series D Warrants to purchase common stock	586,162	586,162
Total	4,391,591	4,653,417

Note 11. Essentialis, Inc. Acquisition
On March 7, 2017, the Company acquired Essentialis through the merger of the Company's wholly-owned subsidiary Company E Merger Sub, Inc., a Delaware corporation ("Merger Sub"), whereby Merger Sub merged into Essentialis,with Essentialis surviving the merger as a wholly owned subsidiary of the Company.
In consideration, the Company issued 3,783,388 shares of common stock to stockholders of Essentialis. The Company held back 182,675 shares of common stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the merger. The Company is also obligated to issue an additional 913,389 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, the Company is obligated to make cash earnout payments of up to a maximum of $30 million to Essentialis stockholders.

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

Since the acquisition was determined to be an asset acquisition, the total value of the purchase consideration will be allocated to the asset acquired. The value of the shares issued on the completion of the merger and the shares to be issued was based on the stock price of the Company on the date of completion of the merger. In addition, the trading history of the Company was reviewed to assess the reliability of the implied consideration value. The Company trades on the NASDAQ, a major U.S. stock exchange, and has significant average daily trading volume with tight intraday bid-ask spreads. These characteristics indicate Capnia’s shares are actively traded and provide a reliable indication of value. On March 7, 2017, the date of the transaction close, the Company's stock was trading at $3.85 per common share. Additionally, the average closing price of the stock in the 30 calendar days leading up to the close was also approximately $3.85. Accordingly, the identifiable intangible assets acquired are recorded at fair value based on this stock price.

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

As an asset acquisition, the Company also capitalized $573,000 of total costs of acquiring the assets. These included legal fees of $469,000, printing fees of $75,000 and accounting and other fees of $29,000. The total intangible asset of $20.4 million was recorded on the balance sheet and amortized over the life of the patents through June 30, 2028.

The following table presents the unaudited pro forma results of Soleno Therapeutics, Inc. (including the operations of Essentialis) for the three and nine months ended September 30, 2017, and 2016 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Soleno and Essentialis as though the companies had been combined as of the beginning of each of the fiscal periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2016 or 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma total revenue	$—	$329	$641	$1,167
Pro forma net loss	$(3,786)	$(7,075)	$(11,988)	$(15,039)
Pro forma net loss per share - basic and diluted	$(0.56)	$(1.20)	$(0.81)	$(1.68)
Proforma weighted-average shares - basic and diluted	6,797,067	5,906,396	14,802,976	8,939,450
Note 12. Compensation Plan for Board Members
The Compensation Committee of the Board of Directors of the Company recommended and the Board approved a new compensation plan for the payment of quarterly Board fees. Starting in the first quarter of 2017, all board fees have been paid in Common Stock of the Company. Payment to the Board of Directors in shares of the Company's Common Stock is made after the close of the quarter in which the compensation is earned. During the nine months ended September 30, 2017, the Company issued 58,589 shares of Common Stock to its Board members (see Note 14).
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
Note 14. Subsequent Events
On October 2, 2017, the Company issued 31,718 shares of Common Stock to members of its Board of Directors as compensation for Board of Directors fees earned during the quarter ended September 30, 2017 (see Note 12).
On October 6, 2017, the Company effected a one-for-five reverse stock split of its then outstanding Common Stock. Consequently, all earnings per share and other per share amounts and disclosures have been retroactively adjusted for all periods presented herein.

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
Overview
On March 7, 2017, we completed our merger, or the Merger, with Essentialis, Inc., a Delaware corporation, or Essentialis. After the Merger with Essentialis, our primary focus is on the development and commercialization of novel therapeutics for the treatment of rare diseases. Essentialis was a privately-held, clinical stage biotechnology company focused on the development of breakthrough medicines for the treatment of rare metabolic diseases where there is increased mortality and risk of cardiovascular and endocrine complications. Essentialis has been developing Diazoxide Choline Controlled Release, or DCCR, tablets as a treatment for Prader-Willi syndrome, or PWS, a complex neurobehavioral/metabolic disorder.
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
We are actively pursuing monetization opportunities for CoSense. Our current research and development efforts are primarily focused on advancing our lead candidate, DCCR tablets for the treatment of PWS, into late-stage clinical development.
DCCR tablets consist of the active ingredient diazoxide choline, a choline salt of diazoxide, which is a benzothiadiazine. Once solubilized from the formulation, diazoxide choline is rapidly hydrolyzed to diazoxide prior to absorption. Diazoxide acts by stimulating ion flux through ATP‑sensitive K+ (KATP) channels. The KATP channel links the cellular energy status to the membrane potential. Diazoxide appears to act on signs and symptoms of PWS in a variety of ways. Agonizing the KATP channels in the hypothalamus has the potential to address hyperphagia, which is an abnormally increased appetite for food. Agonizing the channel in GABAergic neurons improves GABA signaling and may reduce aggressive behaviors.
In the U.S., diazoxide was first approved in 1973 as an intravenous formulation for the emergency treatment of malignant hypertension. In 1976, immediate-release oral formulations, including Proglycem® Oral Suspension and Capsules, or Proglycem, were approved and there has been nearly 40 years of use of the 2-3 times a day orally-administered drug in the approved indications. In addition to the approved indications for Proglycem, there is also a long history of its chronic use in neonates, infants and children with congenital hyperinsulinism, or CHI, persistent hyperinsulinemic hypoglycemia of infancy, and in adults with insulinoma, which is a tumor of the pancreas that produces excessive amounts of insulin. Insulinoma patients tend to be older, with 50% of them over 70 years old. The average duration of use of Proglycem in CHI and insulinoma patients is 5 years and 7 years, respectively.
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
PWS is a rare, complex neurobehavioral/metabolic disorder which is due to the absence of normally active paternally expressed genes from the chromosome 15q11-q13 region. PWS is an imprinted condition with 70‑75% of the cases due to a de novo deletion in the paternally inherited chromosome 15 11-q13 region, 20-30% from maternal uniparental disomy 15, or UPD, and the remaining 2-5% from either microdeletions or epimutations of the imprinting center (i.e., imprinting defects; IDs). The committee on genetics of the American Academy of Pediatrics states PWS affects both genders equally and occurs in people from all geographic regions; its estimated incidence is 1 in 15,000 to 1 in 25,000 live births. The mortality rate among PWS patients is 3% a year across all ages 3 years and older and 7% in those over 30 years of age. The mean age of death reported from a 40-year mortality study in the U.S. was 29.5 ± 15 years (range: 2 months - 67 years).
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
Other complications in PWS patients include greater risk for autistic symptomatology, psychosis, sleep disorders, distress, mood lability, food stealing, withdrawal, sulking, nail-biting, hoarding and overeating, and more pronounced attention-deficit hyperactivity disorder symptoms, and their association with maladaptive conduct problems. The reported rates of psychotic symptoms, between 6% and 28%, are higher than those for individuals with other intellectual disabilities. Individuals with PWS show age-related increases in internalizing problems such as anxiety, sadness and a feeling of low self-esteem. Males are at greater risk for aggressive behavior, depression and dependent personality disorder and overall severity of psychopathology than females. Cognitively, most individuals with PWS function in the mild mental retardation range with a mean IQ in the 60s to low 70s. The combination of food-related preoccupations and numerous maladaptive behaviors makes it difficult for individuals with PWS to perform to their IQ potential.
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
The Phase III Proposed Study Design consists of:

•	C601: Multi-center, randomized, double-blind, placebo-controlled, parallel arm study in patients with PWS (Phase III).

◦	The study will consist of approximately 100 patients at 10-12 sites in the US, with a duration of 3-4 months.

◦	Patients will be randomized in a 2:1 ratio to DCCR or placebo.

◦	Study start expected in the first quarter of 2018.

◦	Primary endpoint is expected to be change in hyperphagia compared to placebo.

•	C602: Open label safety extension study. All patients completing C601 are eligible to enroll in C602.
In September 2017, we received scientific advice from the European Medicines Agency (EMA). The EMA, like the FDA, supported the use of change in hyperphagia compared to placebo as the primary endpoint for the study as well as the proposed dosing paradigm. In addition, the EMA noted that children with hyperphagia could be treated in the pivotal trial without further toxicology studies.
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
On March 7, 2017, we completed the Merger with Essentialis and issued 3,783,388 shares of Common Stock to stockholders of Essentialis. We held back 182,675 shares of Common Stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the Merger. We are also obligated to issue an additional 913,389 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Assuming that we issue all of the shares of our Common Stock held back and the development milestone is achieved, we would issue a total of 4,879,453 shares of Common Stock to Essentialis stockholders. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, we are obligated to make cash earnout payments of up to a maximum of $30 million to Essentialis stockholders. The merger consideration described above will be reduced by any such shares of Common Stock issuable, or cash earnout payments payable, to Essentialis’ management carve-out plan participants and other service providers of Essentialis, in each case, in accordance with the terms of the Merger Agreement.
In addition, we issued 1,666,666 shares of CommonStock for an investment of $8 million from the completion of the concurrent financing and issued 416,666 shares of Common Stock for an investment of $2 million from Aspire Capital.
During the year ended December 31, 2016 and the nine months ended September 30, 2017, we received $0.1 million and zero, respectively, from the exercise of stock options.
As of September 30, 2017, we had an accumulated deficit of $109.0 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our therapeutic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated revenue only from the 2013 license agreement pertaining to Serenz, $2.2 million in revenue from our neonatology products and $0.2 million in government grants. We may never be successful in commercializing our neonatology products, therapeutic products or in developing additional products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.
On July 18, 2017, the Company sold NFI, its wholly owned subsidiary, for $977,000 (see Note 5).
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

Results of Operations
Comparison of the nine months ended September 30, 2017, and 2016, from continuing operations

	Nine Months Ended September 30,		Increase (decrease)
	2017	2016	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$2,046	$1,959	$87	4%
Sales and marketing	26	—	26	-
General and administrative	4,900	4,532	368	8%
Total	6,972	6,491	481	7%
Loss from operations	(6,972)	(6,491)	(481)	7%
Interest Income	7	—	7	—%
Change in fair value of warrants	(29)	1,295	(1,324)	(102)%
Cease-use expense	3	(94)	97	(103)%
Other income (expense)	(602)	(26)	(576)	2,215%
Interest and other income (expense), net	(621)	1,175	(1,803)	(153)%
Loss from continuing operations	(7,593)	(5,316)	(2,284)	43%
Loss from discontinued operations:
Operating	(2,841)	(4,136)	1,295	(31)%
Non-operating	(208)	—	(208)	—%
Total	(3,049)	(4,136)	1,087	(26)%
Net loss	$(10,642)	$(9,452)	$(1,190)	13%

Revenue
During the quarter, the business component associated with sales of Serenz was determined to meet the criteria as a discontinued operations and, accordingly, operating activities for the Serenz product component is reported in Discontinued Operations for the nine months ended September 30, 2017, and 2016.
Cost of product revenue
During the quarter, the business component associated with sales of Serenz was determined to meet the criteria as a discontinued operations and, accordingly, operating activities for the Serenz product component is reported in Discontinued Operations for the nine months ended September 30, 2017, and 2016.

Research and development expense
Research and development expense in the nine months ended September 30, 2017, increased $87,000 as compared to the nine months ended September 30, 2016. The decrease was primarily due to reduction in headcount.

Sales and marketing expense
Sales and marketing expense, which consisted primarily of costs incurred in the United Kingdom, in the nine months ended September 30, 2017, increased $26,000 over the nine months ended September 30, 2016, primarily due to the cessation of sales of Serenz in the United Kingdom.

General and administrative expense
General and administrative expense in the nine months ended September 30, 2017, increased $368,000 compared to the nine months ended September 30, 2016, due primarily to expense for amortizing intangible assets acquired in the Essentialis acquisition.

Interest and other income (expense), net
Interest and other income/(expense) in the nine months ended September 30, 2017, decreased $1.8 million to net interest and other expense of $602,000 in the nine months ended September 30, 2017, compared to net interest and other income of approximately $1.2 million in the nine months ended September 30, 2016, due primarily to the $1.324 million decline in the fair value of warrants between the two comparative periods and from the expense of $600 resulting from the value assigned to the commitment shares issued to Aspire Capital in January 2017 (see Note 7).
Comparison of the three months ended September 30, 2017, and 2016 from continuing operations

	Three Months Ended September 30,		Increase (decrease)
	2017	2016	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$982	$708	$274	39%
General and administrative	1,707	1,260	447	35%
Total	2,689	1,968	721	37%
Loss from operations	(2,689)	(1,968)	(721)	37%
Interest Income	3	—	3	—%
Change in fair value of warrants	130	200	(70)	(35)%
Other income (expense)	4	(9)	13	(144)%
Interest and other income (expense), net	138	191	(53)	(28)%
Loss from continuing operations	(2,551)	(1,777)	(774)	44%
Loss from discontinued operations:			—
Operating	(1,027)	(973)	(54)	6%
Non-operating	(208)	—	(208)	—%
Total	(1,235)	(973)	(262)	27%
Net loss	$(3,786)	$(2,750)	$(1,036)	38%

Revenue
During the quarter, the business component associated with sales of Serenz was determined to meet the criteria as a discontinued operations and, accordingly, operating activities for the Serenz product component is reported in Discontinued Operations for the three months ended September 30, 2017, and 2016.
Cost of product revenue
During the quarter, the business component associated with sales of Serenz was determined to meet the criteria as a discontinued operations and, accordingly, operating activities for the Serenz product component is reported in Discontinued Operations for the three months ended September 30, 2017, and 2016.

Research and development expense
Research and development expense in the three months ended September 30, 2017 increased $274,000 compared to the three months ended September 30, 2016. The increase was due primarily to expenditures for clinical services to advance DCCR development and legal fees associated with intellectual property related to DCCR.

Sales and marketing expense
No sales and marketing expenses were reported in continuing operations during the three months ended September 30, 2017, and 2016 as the Company's remaining sales operations are related to the Serenz product, which is included in discontinued operations.

General and administrative expense
General and administrative expense in the three months ended September 30, 2017 increased $447,000 compared to the three months ended September 30, 2016, due primarily to the expense of amortizing intangible assets acquired in the Essentialis merger completed in March 2017.

Interest and other income (expense), net
Interest and other expense, net in the three months ended September 30, 2017 decreased $53,000 compared to the three months ended September 30, 2016, due primarily to the change in the fair value of the Series A warrants.

Comparison of the three and nine months ended September 30, 2017, and 2016, from discontinued operations
Revenue
During the nine months ended September 30, 2017, and 2016, the Company’s revenues were generated by product sales for the CoSense, Precision Sampling Sets, Serenz, and NFI, whose product portfolio consists of neonatology resuscitation devices. These medical device products are associated with operations discontinued by the Company and sales have declined as the Company has focused its efforts sell or otherwise monetize these operations. Sales by the Company of the NFI products ceased in July 2017 when the Company sold NFI to Holdings (see Note 5).
Cost of product revenue
Cost of product revenue has declined in relation to the decrease in sales activity, and resulting decrease in revenue, for the CoSense, Precision Sampling Sets, Serenz, and NFI products for which sales have declined as the Company has focused effort sell or otherwise monetize these discontinued operations.
Research and development expense
Research and development expense related to the CoSense, Precision Sampling Sets and NFI products, whose products are has declined as development efforts have been redirected by the Company to its therapeutic product, DCCR, into late-stage clinical development.
Sales and marketing expense
Sales and marketing expense, which consisted primarily of expenses incurred in the United Kingdom with efforts associated with the Company’s sales effort for its discontinued Serenz products rimarily due to the cessation of sales of Serenz in the United Kingdom and the reduction of sales of all medical device products in the United States.
General and administrative expense
General and administrative expense associated with discontinued development and sale of medical device products reflects additional legal and professional expenses associated with efforts to reduce operations of medical device products and actively focus on efforts to sell or otherwise monetize thse operations..
Other income and (expense)
Other income and expense associated with discontinued operations has been nominal in the periods reported.
Loss on sale of assets
In July 2017 the Company completed the sale of stock of its wholly-owned subsidiary, NFI. The Company recorded a loss on the sale in the amount of $208,000 as the net book value of assets sold in the amount of $1.185 million exceeded the total proceeds of $977,000 (see Note 5).

Liquidity and Capital Resources
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash Flows
Net cash used in continuing operating activities	$(4,641)	$(5,956)
Net cash used in discontinued operating activities	(2,577)	(4,853)
Net cash used in operating activities	(7,218)	(10,809)

Net cash used in continuing investing activities	(577)	(22)
Net cash used in discontinued investing activities	716	(17)
Net cash used in investing activities	139	(39)

Net cash provided by continuing financing activities	10,000	10,768
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	10,000	10,768

Net increase (decrease) in cash and cash equivalents
Continuing operations	4,783	4,790
Discontinued operations	(1,862)	(4,870)
Net increase (decrease) in cash and cash equivalents	$2,921	$(80)

Continuing Operations

Cash used in operating activities
During the nine months ended September 30, 2017, operating activities used net cash of approximately $4.6 million, which was primarily due to the use of funds resulting in the operating loss of $7.6 million, partially offset by non-cash expenses which were primarily $1.0 million of non-cash amortization and depreciation, approximately $855,000 of non-cash stock compensation expense, approximately $600,000 of non-cash expense for issuing shares to Aspire Capital, and approximately $200 thousand non-cash expense for board member fees paid with shares of the Company's stock.

During the nine months ended September 30, 2016, net cash used in operating activities was $6.0 million, which was due primarily to the use of funds resulting in the operating loss of approximately $5.3 million, including costs incurred to launch Serenz in the E.U. and excluding the non-cash income of $1.3 million from change in fair value of warrants, all of which were partially offset by approximately $560,000 of non-cash expense for stock-based compensation expense.

Cash used in investing activities
During the nine months ended September 30, 2017, we used $577,000 for investing activities resulting from $573,000 expenses incurred resulting from our merger with Essentialis and for the purchase of property and equipment in the amount of $4,000.

Cash provided by financing activities
During the Nine months ended September 30, 2017, cash provided by financing activities was $10 million resulting from the completion of the concurrent financing associated with the Essentialis merger.

During the nine months ended September 30, 2016, cash provided by financing activities was $10.8 million resulting from the second close under the 2015 Sabby Purchase Agreement and from the first and second close under the 2016 Sabby Purchase Agreement.

On March 7, 2017, the Company completed the merger with Essentialis. Concurrently, the Company issued 1,666,666 shares of common stock for an investment of $8 million from the completion of the concurrent financing and issued 416,666 shares of common stock for an investment of $2 million from Aspire Capital.
As of September 30, 2017, The Company had cash and cash equivalents of approximately $5.6 million.
We do not believe that we have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing.The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its therapeutic product development initiatives. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of twelve months from the date of this report.
Discontinued Operations

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 totaled $2.6 million compared to $4.9 million for the nine months ended September 30, 2016 representing a decrease of $2.3 million. The decrease was primarily due to the lower comparative level of operating activities for the discontinued operations which resulted in lower cash requirements during the first half of 2017.

Cash used in investing activities

Net cash provided by investing activities for the nine months ended September 30, 2017 totaled $716,000 compared to net cash used of $17,000 for investing activities in the nine months ended September 30, 2016, resulting primarily from the sale of the NFI operations in July 2017 which eliminated operating expenditures from that activity and for cash proceeds of $862,000 from the sale collected prior to September 30, 2017.

Cash provided by financing activities

There were no financing activities related to discontinued operations during either period.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have not been any material changes to our exposure to market risk during the nine month period ended September 30, 2017. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.
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
Our management, under the supervision and with the participation of our Chief Executive Officer, who also currently serves as our principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 28, 2017, we settled the Lawsuit by making certain supplemental disclosures in a Current Report on Form 8-K filed with the SEC on February 28, 2017 in connection with the plaintiff’s agreement to voluntarily dismiss plaintiff's claims in the Lawsuit. We also agreed to pay $175,000 in attorney's fees. This amount was accrued as a current liability on the balance sheet as of December 31, 2016, and recorded as a general and administrative expense on the statement of operations for the year ended December 31, 2016. The stipulation of dismissal was approved by the court on April 14, 2017.
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
We are a developer of therapeutics with a limited commercialization history. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in medical product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception, and expect that we will not be profitable for an indefinite period of time. As of September 30, 2017, we had an accumulated deficit of $108.9 million.
We expect that our future financial results will depend primarily on our success in launching, selling and supporting our therapeutic products. This will require us to be successful in a range of activities, including manufacturing, marketing and selling our products. We are only in the preliminary stages of some of these activities. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and planned products, or continue our operations.

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
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, we have incurred significant operating losses since inception and continue to generate losses from operations and has an accumulated deficit of $108.9 million. These matters raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

At September 30, 2017, our cash balance was $5.6 million. We intend to raise additional capital, either through debt or equity financings to achieve its business plan objectives. We believe that we can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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
The extent to which we utilize the 2017 Aspire Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the 2017 Aspire Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the 2017 Aspire Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $1.25 per share. Even if we are able to access the full $17.0 million under the 2017 Aspire Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.
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
Our executive officers, directors and principal stockholders own a majority of our outstanding common stock. Entities associated with Vivo Ventures, Forward Ventures, Technology Partners and our Chairman, Ernest Mario, as of September 30, 2017, own approximately 61.7% of our common stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
We are now primarily a clinical-stage company with no approved products, which makes assessment of our future viability difficult.

We are now primarily a clinical-stage company, with a relatively limited operating history upon and with no approved therapeutic products or revenues from the sale of therapeutic products. Essentialis’s operations prior to the Merger had been limited to organizing, staffing and financing, applying for patent rights, undertaking clinical trials of its primary product candidate, DCCR, and engaging in research and development. Prior to the Merger, Essentialis had not yet demonstrated an ability to obtain regulatory approval, manufacture commercial-scale products, or conduct the sales and marketing activities necessary for successful product commercialization. As a result, there is limited information about Essentialis for investors to use when assessing our future viability as a combined company and our potential to successfully develop product candidates, conduct clinical trials, manufacture our products on a commercial scale, obtain regulatory approval and profitably commercialize any approved products.

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
Any delay or impediment in our ability to obtain regulatory approval to commercialize in any region, or, if approved, obtain coverage and adequate reimbursement from third-parties, including government payors, for DCCR, may cause us to be unable to generate the revenues necessary to continue our research and development pipeline activities, thereby adversely affecting our business and our prospects for future growth. Further, the success of DCCR will depend on a number of factors, including the following:

•	obtain a sufficiently broad label that would not unduly restrict patient access;

•	receipt of marketing approvals for DCCR in the U. S. and E. U.;

•	building an infrastructure capable of supporting product sales, marketing, and distribution of DCCR in territories where we pursue commercialization directly;

•	establishing commercial manufacturing arrangements with third party manufacturers;

•	establishing commercial distribution agreements with third party distributors;

•	launching commercial sales of DCCR, if and when approved, whether alone or in collaboration with others;

•	acceptance of DCCR, if and when approved, by patients, the medical community, and third party payors;

•	the regulatory approval pathway that we pursue for DCCR in the United States;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of DCCR following approval;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property portfolio; and

•	obtaining a commercially viable price for our products.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize DCCR, which would materially harm our business.
If we fail to obtain regulatory approval for DCCR in the U.S. and E.U., our business would be harmed.

We are required to obtain regulatory approval for each indication we are seeking before we can market and sell DCCR in a particular jurisdiction, for such indication. Our ability to obtain regulatory approval of DCCR depends on, among other things, successful completion of clinical trials by demonstrating efficacy with statistical significance and clinical meaning, and safety in humans. The results of our current and future clinical trials may not meet the FDA, the European Medicines Agency, or EMA, or other regulatory agencies’ requirements to approve DCCR for marketing under any specific indication, and these regulatory agencies may otherwise determine that our third parties' manufacturing processes, validation, and/ or facilities are insufficient to support approval. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade the manufacturing processes and facilities, which may require significant additional time and expense, and may delay or prevent approval. If we fail to obtain regulatory approval in a timely manner, our commercialization of DCCR would be delayed and our business would be harmed.
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

We may experience delays in our clinical trials. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient nonclinical, toxicology, or other in vivo or in vitro data, or clinical safety data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval, or feedback on trial design, to commence a trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	obtain and maintain IRB approval at each clinical trial site;

•	identify, recruit and enroll suitable patients to participate in a trial;

•	have a sufficient number of patients complete a trial and/or return for post-treatment follow-up;

•	ensure clinical investigators observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts or compliance with new or existing laws, rule, regulations or guidelines;

•	have a sufficient number of clinical trial sites to conduct the trials;

•	timely manufacture sufficient quantities of product candidate suitable for use at the stage of clinical development; or

•	raise sufficient capital to fund a trial.
Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ or caregivers’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating or any investigational new drugs or treatment under development for the indications we are investigating.

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
Risks related to the development and commercialization of our products
We may not be successful in commercializing our approved products
Commercialization of products is subject to a variety of regulations regarding the manner in which potential customers may be engaged, the manner in which products may be lawfully advertised, and the claims that can be made for the benefits of the product, among other things. Our lack of experience with product launches may expose us to a higher than usual level of risk of non-compliance with these regulations, with consequences that may include fines or the removal of our approved products from the marketplace by regulatory authorities.
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

To generate demand for our current and planned products, we will need to educate physicians and other health care professionals on the clinical utility, benefits and value of the tests we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we will need support of hospital administrators that the clinical and economic utility of our products justifies payment for the device and consumables at adequate pricing levels. We need to hire additional commercial, scientific, technical and other personnel to support this process.
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
In the U.S., eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.
Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In some foreign countries, including major markets in the E.U. and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of our products, if any, is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, Chief Financial Officer, Neil M. Cowen, our Senior Vice President of Drug Development, and Kristen Yen, our Vice President of Clinical Operations. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our officers all have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1,000,000 “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.
In addition, we rely on collaborators, consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our collaborators, consultants and advisors are generally employed by employers other than us and may have commitments under agreements with other entities that may limit their availability to us.
Management turnover creates uncertainties and could harm our business
We have recently experienced changes in our executive leadership. Specifically, on August 29, 2017, David O'Toole, Senior Vice President and Chief Financial Officer, notified us of his decision to resign form employment effective September 11, 2017. Mr. Jonathan Wolter, a partner at FLG Partners, LLC, was retained as our interim Chief Financial Officer; however, no permanent replacement has been appointed. We also expect that we may have other officers leave as we rationalize our legacy business and focus on our DCCR development program. Changes to strategic or operating goals, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy an management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.
Further, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

There is a scarcity of experienced professionals in our industry. If we are not able to retain and recruit personnel with the requisite technical skills, we may be unable to successfully execute our business strategy.
The specialized nature of our industry results in an inherent scarcity of experienced personnel in the field. Our future success depends upon our ability to attract and retain highly skilled personnel, including scientific, technical, commercial, business, regulatory and administrative personnel, necessary to support our anticipated growth, develop our business and perform certain contractual obligations. Given the scarcity of professionals with the scientific knowledge that we require and the competition for qualified personnel among biotechnology businesses, we may not succeed in attracting or retaining the personnel we require to continue and grow our operations.
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
Our business strategy contemplates international expansion, including partnering with distributors, and introducing our current products and other planned products outside the U.S. Doing business internationally involves a number of risks, including:

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
The CoSense monitor also stores test results, a feature which assists medical professionals in interfacing the device with electronic medical records systems. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009, or ARRA, Congress amended the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s protected healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities, collectively referred to as business associates. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose health information has been inappropriately accessed or disclosed: notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.
Risks related to the operation of our business
Any future distribution or commercialization agreements we may enter into for our products may place the development of these products outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.
We may enter into additional distribution or commercialization agreements with third parties with respect to our products. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size companies, regional and national companies, and distribution or group purchasing organizations. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
As of September 30, 2017, we had 14 employees and 16 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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
Because we intend to commercialize our products outside the U.S., we will be subject to additional risks.
A variety of risks associated with international operations could materially adversely affect our business, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires
We rely on third parties to conduct certain components of our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies.
We rely on third parties, such as contract research organizations, or CROs, investigational product packaging, labeling and distribution, laboratories, medical institutions and clinical investigators and staff, to perform various functions for our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us and third parties involved in the set-up, conduct, analysis and reporting of the clinical studies to comply with regulations and with standards, commonly referred to as good clinical practices, or GCP, to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Our clinical investigators are also required to comply with GCPs. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our planned products and will not be able to, or may be delayed in our efforts to, successfully commercialize our planned products.
If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.
Our manufacturing processes currently require the controlled use of potentially harmful chemicals. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. These are particularly stringent in California, where our Cosense manufacturing facility and several suppliers are located. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our financial condition, results of operations and cash flows. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals or be held liable for damages or penalized with fines.
Risks related to intellectual property
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Patent litigation is prevalent in our sectors. Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology.

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
The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights we rely on are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of the patents we rely on or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we or were the first to file for patent protection of such inventions.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of our products are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other countries, which regulations differ from country to country. We are not permitted to market our planned products in the U.S. until we received the requisite approval or clearance from the FDA. We have not submitted an application or received marketing approval for any planned products. Obtaining approvals from the FDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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
The research, development, conduct of clinical trials, manufacturing, labeling, approval, selling, import, export, marketing and distribution of pharmaceutical and biologic products also are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other countries, which regulations differ from country to country.
The research, development, conduct of clinical trials, manufacturing, labeling, approval, selling, import, export, marketing and distribution of pharmaceutical and biologic products also are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other countries, which regulations differ from country to country.
Nonclinical Testing
Before a drug candidate in can be tested in humans, it must be studied in laboratory experiments and in animals to generate data to support the drug candidate's potential benefits and safety. Additional nonclinical testing may be required during the clinical development process such as reproductive toxicology and juvenile toxicology studies. Carcinogencity studies in 2 species are generally required for products intended for long-term use.
Investigational New Drug exemption Application (IND)
The results of initial nonclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. If FDA does not identify significant issues during the initial 30-day IND review, the drug candidate can then be studied in human clinical trials to determine if the drug candidate is safe and effective. Each clinical trial protocol and/or amendment, new nonclinical data, and/or new or revised manufacturing information must be submitted to the IND, and the FDA has 30 days to complete its review of each submission.
Clinical Trials
These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:

•
Phase 1. The drug candidate is given to a small number of healthy human control subjects or patients suffering from the indicated disease, to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

•
Phase 2. The drug candidate is given to a limited patient population to determine the effect of the drug candidate in treating the disease, the best dose of the drug candidate, and the possible side effects and safety risks of the drug candidate. It is not uncommon for a drug candidate that appears promising in Phase 1 clinical trials to fail in the more rigorous Phase 2 clinical trials.

•
Phase 3. If a drug candidate appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are conducted over a longer term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug candidate. It is not uncommon for a drug candidate that appears promising in Phase 2 clinical trials to fail in the more rigorous and extensive Phase 3 clinical trials.

For each clinical trial, an independent IRB or independent ethics committee, covering each site proposing to conduct a clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB’s requirements, or may impose other conditions.
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
At any point in this process, the development of a drug candidate can be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting or any that we conduct in the future will be completed successfully or within any specified time period. We may choose, or FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit
FDA Approval Process
When we believe that the data from our clinical trials show an adequate level of safety and efficacy, we submit the application to market the drug for a particular use, normally a New Drug Application (NDA) with FDA. FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee makes a recommendation to FDA that is not binding but is generally followed by FDA. If FDA agrees that the compound has met the required level of safety and efficacy for a particular use, it will allow the drug candidate in the United States to be marketed and sold for that use. It is not unusual, however, for FDA to reject an application because it believes that the risks of the drug candidate outweigh the purported benefit or because it does not believe that the data submitted are reliable or conclusive. The FDA may also issue a Complete Response Letter, or CRL, to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
FDA may also require Phase 4 non-registrational studies to explore scientific questions to further characterize safety and efficacy during commercial use of our drug. FDA may also require us to provide additional data or information, improve our manufacturing processes, procedures or facilities or may require extensive surveillance to monitor the safety or benefits of our product candidates if it determines that our filing does not contain adequate evidence of the safety and benefits of the drug. In addition, even if FDA approves a drug, it could limit the uses of the drug. FDA can withdraw approvals if it does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.
In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for companies who manufacture our drugs for us. All of these facilities are subject to periodic inspections by FDA. FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection.
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
Once an pharmaceutical product is approved, a product will be subject to pervasive and continuing regulation by the FDA, EMA, and other health authorities, including, among other things, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP or QSR and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP or QSR compliance.
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
Drugs that treat serious or life threatening diseases and conditions that are not adequately addressed by existing drugs, and for which the development program is designed to address the unmet medical need, may be designated as fast track and/or breakthrough candidates by FDA and may be eligible for accelerated and priority review.
Drugs that are developed for rare diseases (i.e., in the U.S., the disease or condition has an incidence of < 200,000 persons; in the EU, the prevalence of the condition must be not more than 5 in 10,000) can be designated as Orphan Drugs. In the U.S., orphan-designated drugs are granted up to 7-year market exclusivity. In the EU, products granted orphan designation are subject to reduced fees for protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations, and annual fees, access to the centralized authorization procedure, and 10 years of market exclusivity.

Drugs are also subject to extensive regulation outside of the United States. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries of the European Union (which includes most major countries in Europe). If this centralized approval procedure is not used, approval in one country of the European Union can be used to obtain approval in another country of the European Union under one of two simplified application processes: the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, separate pricing and reimbursement approvals are also required in most countries. The European Union also has requirements for approval of manufacturing facilities for all products that are approved for sale by the European regulatory authorities.
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
Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from September 30, 2016, through September 30, 2017, the reported high and low prices of our common stock ranged from $6.60 to $1.50. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

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
We have issued 13,780 shares of Series B Convertible Preferred Stock, of which 1,000 shares were converted into 200 shares of the Company's Common Stock in 2016 and 2,731 shares were converted into 546,200 shares of Common Stock during the nine months ended September 30, 2017. As of September 30, 2017, there are 10,049 shares of Series B Convertible Preferred Stock outstanding which are convertible into 2,009,800 shares of Common Stock. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of common stock would result in Sabby having ownership in excess of 4.99%.
In connection with the sale and issuance of Series B Convertible Preferred Stock to Sabby pursuant to the 2016 Sabby Purchase Agreement, we also amended the Series D Common Stock Purchase Warrants that were issued to Sabby under the

2015 Sabby Purchase Agreement. The per share exercise price of the common stock underlying the Series D Common Stock Purchase Warrants was reduced from $12.30 per share to $8.75 per share, which, if exercised, may result in sales of substantial amounts of the underlying common stock in the public market, or the perception that these sales may occur, and which could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
In addition, on March 7, 2017, we issued 1,666,666 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares may, in the future, be available for resale upon the filing of a registration statement that covers such shares and which has been declared effective by the SEC, and issued 416,666 shares of common stock for an investment of $2 million from Aspire Capital pursuant to the 2017 Aspire Purchase Agreement. Aspire Capital may ultimately purchase all, some or none of the $17.0 million worth of common stock, of which $2 million was sold on March 7, 2017, issuable under the 2017 Aspire Purchase Agreement, including the 141,666 commitment shares. All the shares issued under the 2017 Aspire Purchase Agreement are eligible for future resale under a registration statement on Form S-1 on February 1, 2017 that was declared effective by the SEC on February 15, 2017.
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
Our executive officers, directors and stockholders own a majority of our outstanding common stock. Entities associated with Vivo Ventures, Forward Ventures, Technology Partners and our Chairman, Ernest Mario, as of September 30, 2017, own approximately 61.7% of our common stock. As a result, the forgoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
As of September 30, 2017, we had Series A Warrants outstanding exercisable for an aggregate of 485,121 shares of common stock, Series C Warrants outstanding exercisable for an aggregate of 118,083 shares of common stock, Series D Warrants outstanding exercisable for an aggregate of 586,162 shares of common stock and other warrants exercisable for an aggregate of 120,421 shares of common stock. As of September 30, 2017, we had 10,049 shares of Series B Convertible Preferred Stock outstanding exercisable for an aggregate of 2,009,800 shares of common stock. As of September 30, 2017, options to purchase 1,072,004 shares of our common stock were issued and outstanding with a weighted average exercise price of $9.90 per share. The sale or even the possibility of sale of the shares of common stock, or the exercise of options or warrants to purchase shares of our common stock and subsequent sale thereof could substantially reduce the market price for our common stock or our ability to obtain future financing.

In connection with the sale and issuance of Series B Convertible Preferred Stock to Sabby pursuant to the 2016 Sabby Purchase Agreement, we also amended the 540,540 Series D Common Stock Purchase Warrants issued to Sabby under the 2015 Sabby Purchase Agreement. The per share exercise price of the common stock underlying the Series D common stock Warrants was reduced from $12.30 per share to $8.75 per share. The sale or even the possibility of sale of the common stock or the underlying shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock, or upon exercise of the amended Series D Common Stock Purchase Warrants could substantially reduce the market price for our common stock or our ability to obtain future financing.
In addition, on March 7, 2017, we issued 1,666,666 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares may, in the future, be available for resale upon the filing of a registration statement that covers such shares and which has been declared effective by the SEC, and issued 416,666 shares of common stock for an investment of $2 million from Aspire Capital pursuant to the 2017 Aspire Purchase Agreement. Aspire Capital may ultimately purchase all, some or none of the $17.0 million worth of common stock, of which $2 million was sold on March 7, 2017, issuable under the 2017 Aspire Purchase Agreement, including the 141,666 commitment shares. All the shares issued under the 2017 Aspire Purchase Agreement are eligible for future resale under a registration statement on Form S-1 on February 1, 2017 that was declared effective by the SEC on February 15, 2017.
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
We have listed our common stock and Series A Warrants on NASDAQ. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, market capitalization above certain specified levels and minimum bid requirement of $1.00 per common share. On October 24, 2016, we received a letter from the Listing Qualifications Department of NASDAQ indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on NASDAQ pursuant to Nasdaq Listing Rule 5550(a)(2). We were not in compliance with this minimum bid price requirement until we implemented a reverse stock split on October 6, 2017 at which time we effected a one-for-five reverse stock split of our outstanding common stock. In addition, we do not expect to become profitable for some time and there is a risk that our shareholders’ equity could fall below the $2.5 million level required by NASDAQ. If we do not regain compliance with the minimum bid requirement or our shareholders' equity falls below $2.5 million, it will cause us to fail to conform to the NASDAQ listing requirements on an ongoing basis, which in turn could cause our common stock to cease to trade on the NASDAQ exchange, and be required to move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by OTC Markets Group, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ market.
Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for holders of the warrants to exercise the warrants.
The warrants we have issued and outstanding do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, holders of Series A Warrants may exercise their right to acquire the common stock and pay an exercise price of $32.50 per share prior to the expiration of the five-year term on November 12, 2019, after which date any unexercised Series A Warrants will expire and have no further value. Holders of Series C Warrants may exercise their right to acquire common stock and pay an exercise price of $31.25 per share prior to the expiration of the five-year term on March 4, 2020. Following amendment of the Series D Common Stock Purchase Warrants, the holders may exercise their right to acquire common stock and pay an amended exercise price of $8.75 per share prior to the expiration of the five-year term on October 15, 2020. In certain circumstances, the Series A Warrants, Series C Warrants, and Series D Warrants may be exercisable on a cashless basis. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.
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
We have registered for sale 1,858,333 shares of common stock that we may sell to Aspire Capital under the 2017 Aspire Purchase Agreement plus 141,666 shares of common stock that were commitment shares that we issued to Aspire Capital. Depending upon market liquidity at the time, sales of shares of our common stock under the 2017 Aspire Purchase Agreement, which we have previously registered for resale, may cause the trading price of our common stock to decline. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the 2017 Aspire Purchase Agreement, including the 141,666 commitment shares issued to it under the 2017 Aspire Purchase Agreement. Sales by Aspire Capital or any of the purchasers of our common stock in the concurrent financing may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the 2017 Aspire Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.
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
In addition, on March 7, 2017, as contemplated by the Merger Agreement, we issued 1,666,666 shares of common stock for an investment of $8 million from the completion of the concurrent financing, which shares are being registered in this offering.
Risks Associated with a Reverse Stock Split
On May 8, 2017, we received stockholder approval for a reverse stock split of our common stock at a ratio ranging between one-for-two (1:2) and one-for-ten (1:10), or the Reverse Split, pursuant to the proxy statement filed with the SEC on March 29, 2017. On October 6, 2017, the Company effected a one-for-five (1:5) Reverse Split of its Common Stock. Our board of directors expects that, over time, the Reverse Split of the outstanding common stock will increase the market price of the common stock. However, we cannot be certain whether the Reverse Split would lead to a sustained increase in the trading price or the trading market for our common stock. The Reverse Split could result in a significant devaluation of our market capitalization and trading price of the common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that:

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

The market price of the common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. As a result of the Reverse Split, the trading price of our common stock may decline, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Split. Furthermore, the liquidity of the common stock could be adversely affected by the reduced number of shares that would be outstanding after the Reverse Split and this could have an adverse effect on the market price of the common stock. If the market price of the common stock declines following the Reverse Split, this will detrimentally impact our market capitalization and the market value of our public float. The Reverse Split may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell. The Reverse Split may result in some stockholders owning “odd lots” of less than 100 shares of common stock on a post-split basis. These odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares. As a result of the Reverse Split of all of the outstanding shares of our common stock at a ratio of one-for-five (1:5), certain stockholders might be fully cashed out in the Reverse Split and thus, such stockholders would no longer have any equity interest in us and therefore would not participate in our future earnings or growth, if any. The Reverse Split may not help generate additional investor interest.There can be no assurance that the Reverse Split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2017, we completed the Merger with Essentialis and issued 3,783,388 shares of common stock to stockholders of Essentialis. We held back 182,675 shares of common stock as partial recourse to satisfy indemnification claims, and such shares will be issued to Essentialis stockholders on the 1 year anniversary of the closing of the Merger. We are also obligated to issue an additional 913,389 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Assuming that we issue all of the shares of our common stock held back and the development milestone is achieved, we would issue a total of 4,879,452 shares of common stock to Essentialis stockholders. These shares were registered on a Registration Statement on Form S-1 filed with the SEC on April 21, 2017, and declared effective on August 10, 2017.
In addition, we issued 1,666,666 shares of common stock for an investment of $8 million from the completion of the concurrent financing and issued 416,666 shares of common stock for an investment of $2 million from Aspire Capital. These shares were registered on a Registration Statement on Form S-1 filed with the SEC on February 1, 2017, and declared effective on February 14, 2017.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Capnia, Inc.	S-1/A	August 7, 2014	3.2
3.2	Amended and Restated Bylaws of Capnia, Inc.	S-1/A	July 1, 2014	3.4
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1
4.1	Form of the Common Stock certificate.	S-1/A	August 5, 2014	4.1
4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Capnia, Inc. and certain holders of the Capnia, Inc.’s capital stock named therein.	S-1	June 10, 2014	4.2
4.3	Form of Series A Warrant Agreement.	S-1/A	August 5, 2014	4.3
4.4	Form of the Series A Warrant certificate.	S-1/A	August 5, 2014	4.4
4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	August 5, 2014	4.5
4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6
4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7
4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8
4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9
4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10
4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Capnia, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11
4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12
4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13
4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14
4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15
4.16	Form of unit certificate.	S-1/A	August 5, 2014	4.16
4.17	Form of Series B Warrant Agreement.	S-1/A	November 4, 2014	4.17
4.18	Form of the Series B Warrant certificate.	S-1/A	November 4, 2014	4.18
4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19
4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20
4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2
4.23	Form of Series D Common Stock Warrant Certificate.	8-K	October 15, 2015	4.3
4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4
4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1
4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2
9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1
9.2	Form of Voting Agreement.	8-K	July 6, 2016	9.1
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1
10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.6	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.7	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.8	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8
10.9	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.10	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.13	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3
10.14	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4
10.15	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5
10.16	Offer Letter, dated June 22, 2007, by and between Capnia, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6
10.17	Employment Agreement, dated April 6, 2010, by and between Capnia, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7
10.18	Offer Letter, dated May 29, 2013, between Capnia, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.19	Offer Letter, dated April 17, 2014, by and between Capnia, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9
10.20	Asset Purchase Agreement dated May 11, 2010, by and between Capnia, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10
10.21	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.11
10.22	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.12
10.23	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.13
10.24	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.14
10.25	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.15
10.26	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.16
10.27	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.17
10.28	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Capnia, Inc. and the investors named therein.	S-1	June 10, 2014	10.18
10.29	Sublease, dated May 20, 2014, by and among Capnia, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19
10.30	Offer Letter, dated June 24, 2014, by and between Capnia, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20
10.31	Loan Agreement by and between Capnia, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21
10.32	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22
10.33	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23
10.34	Form of Warrant Exercise Agreement.	8-K	March 5, 2015	10.1
10.35	Advisory Agreement by and between Capnia, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2014	10.25
10.36	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1
10.37	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2
10.38	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1
10.39	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1
10.40	Engagement Letter dated September 17, 2015, between Capnia, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1
10.41	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.42	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2
10.43	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3
10.44	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.33
10.45	Transfer and Distribution Agreement: United States: by and between Capnia, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1
10.46	Engagement Letter dated June 26, 2016, between Capnia, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1
10.47	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1
10.48	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2
10.49	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 20, 2016	10.39
10.50	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Capnia, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Capnia, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.1
10.51	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.51
10.52	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.52
10.53	Stock Purchase Agreement made by and between the Company and NeoForce Holdings, Inc. a Delaware corporation dated July 18, 2017	8-K	July 24, 2017	2.1
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

Date:	November 14, 2017	SOLENO THERAPEUTICS, INC.

		By:	/s/ Anish Bhatnagar
Anish Bhatnagar
Chief Executive Officer (chief executive and principal financial and accounting officer)