Form 10-Q
period 2018-03-31
SOLENO THERAPEUTICS INC
filed 2018-05-15
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36593

SOLENO THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0523891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1235 Radio Road, Suite 110,

Redwood City, California

(Address of principal executive offices)

94065

(Zip Code)

(650) 213-8444

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer “, “smaller reporting company “, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2018, there were 19,768,375 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$14,866	$17,100
Restricted cash	35	35
Prepaid expenses and other current assets	423	343
Current assets held for sale	484	516

Total current assets	15,808	17,994
Long-term assets
Property and equipment, net	17	23
Other assets	126	126
Intangible assets, net	19,927	20,413
Long-term assets held for sale	453	466

Total assets	$36,331	$39,022

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	1,133	633
Accrued compensation and other current liabilities	721	973
Current liabilities held for sale	88	127

Total current liabilities	1,942	1,733
Long-term liabilities
Series A warrant liability	291	352
Series C warrant liability	4	6
2017 PIPE warrant liability	4,927	5,076
Contingent liability for Essentialis purchase price	5,510	5,082
Other liabilities	13	13
Long-term liabilities held for sale	625	225

Total liabilities	13,312	12,487

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 are designated at March 31, 2018 and December 31, 2017; 3,571 and 4,571 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,768,375 and 19,238,972 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	20	19
Additional paid-in-capital	140,733	140,495
Accumulated deficit	(117,734)	(113,979)

Total stockholders’ equity	23,019	26,535

Total liabilities and stockholders’ equity	$36,331	$39,022

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating expenses
Research and development	$1,180	$327
Sales and marketing	—	27
General and administrative	1,867	1,019
Change in fair value of contingent consideration	428	—

Total operating expenses	3,475	1,373

Operating loss	(3,475)	(1,373)

Other income (expense)
Cease-use income (expense)	3	(2)
Change in fair value of warrants liabilities	212	(69)
Interest and other income (expense)	19	(601)

Total other income (expense)	234	(672)

Loss from continuing operations	(3,241)	(2,045)
Loss from discontinued operations	(514)	(842)

Net loss	$(3,755)	$(2,887)

Loss per common share from continuing operations, basic and diluted	$(0.17)	$(0.40)
Loss per common share from discontinued operations, basic and diluted	(0.02)	(0.17)

Net loss per common share, basic and diluted	$(0.19)	$(0.57)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	19,530,311	5,090,581

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,755)	$(2,887)
Loss from discontinued operations	(514)	(842)

Loss from continuing operations	(3,241)	(2,045)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	492	119
Stock-based compensation expense	341	140
Board fees paid with common stock	82	45
Change in fair value of stock warrants	(212)	69
Change in fair value of contingent consideration	428	5
Non-cash expense of issuing shares to Aspire Capital	—	602
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(80)	(15)
Accounts payable	409	(204)
Accrued compensation and other current liabilities	(252)	(49)
Other long-term liabilities	—	(16)

Net cash used in continuing operating activities	(2,033)	(1,349)
Net cash used in discontinued operating activities	(487)	(834)

Net cash used in operating activities	(2,520)	(2,183)

Cash flows from investing activities:
Net cash used in discontinued investing activities	—	(4)

Net cash used in investing activities	—	(4)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	10,000
Cash paid for the issuance cost of common stock and common stock warrants	(112)	—

Net cash provided by (used in) continuing financing activities	(112)	10,000
Net cash provided by discontinued financing activities	400	—

Net cash provided by financing activities	288	10,000

Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	(2,145)	8,651
Net decrease in cash, cash equivalents and restricted cash from discontinued operations	(87)	(838)

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,232)	7,813
Net increase in cash and cash equivalents included in current assets held for sale	(2)	—

Cash, cash equivalents and restricted cash, beginning of period	17,135	2,761

Cash, cash equivalents and restricted cash, end of period	$14,901	$10,574

Supplemental disclosures of non-cash investing and financing information
Issuance of common stock in Essentialis acquisition	$—	$17,246

Contingent cash consideration of Essentialis acquisition	$—	$2,590

Costs of issuing common stock and common stock warrants recorded in accounts payable	$91	$—

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

March 31, 2018

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Soleno Therapeutics, Inc. (the “Company” or “Soleno”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. The Company initially developed and commercialized neonatology devices and diagnostics. Additionally, the Company had a therapeutics platform based on its proprietary technology for precision metering of gas flow. Upon the acquisition of Essentialis Inc., or “Essentialis” through a merger, or the Merger, on March 7, 2017, pursuant to an Agreement and Plan of Merger, or the Merger Agreement, the Company initiated actions to divest, sell or dispose its device and diagnostics business activities and focus its research and transitioning to the development and commercialization of novel therapeutics for the treatment of rare diseases and on advancing the lead drug candidate acquired with Essentialis. Essentialis was a privately held, clinical stage biotechnology company focused on the development of breakthrough medicines for the treatment of rare diseases where there is increased mortality and risk of cardiovascular and endocrine complications. Prior to the Merger, Essentialis’s efforts were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis has tested Diazoxide Choline Controlled Release Tablet, or DCCR, as a treatment for Prader-Willi Syndrome, or PWS, a complex metabolic/neurobehavioral disorder. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U.

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

The Company completed the sale of stock of its previously 100% wholly-owned subsidiaryNFI on July 18, 2017, pursuant to a Stock Purchase Agreement, or NFI Purchase Agreement, with NeoForce Holdings, Inc., or NFI Holdings, a 100% owned subsidiary of Flexicare Medical Limited, a privately held United Kingdom company, for $720,000 and adjustments for inventory and the current cash balances held at NFI.

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

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $3.8 million for the three months ended March 31, 2018 and has an accumulated deficit of $117.7 million at March 31, 2018 from having incurred losses since its inception. The Company has approximately $14.0 million of working capital at March 31, 2018 and used approximately $2.5 million of cash in its operating activities during the three months ended March 31, 2018. The Company has financed its operations principally through issuances of equity securities.

The Company has continued to focus on expense control, including reducing its workforce, eliminating outside consultants, reducing legal fees and implementing a plan to allow Board members to receive common stock, in lieu of cash payments.

On December 11, 2017, the Company entered into the Unit Purchase Agreement with certain stockholders, pursuant to which the Company sold and issued 8,141,116 immediately separable units at a price per unit of $1.84, for aggregate gross proceeds of $15.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.74 shares of the Company’s common stock at an exercise price of $2.00 a share, for an aggregate of 8,141,116 Shares and corresponding warrants to purchase an aggregate of 6,024,425 Warrant Shares, together referred to as the Resale Shares. The Company also granted certain registration rights to these stockholders, pursuant to which, among other things, the Company prepared and filed a registration statement with the SEC to register for resale the Resale Shares. The registration statement was declared effective in February 2018.

The accompanying condensed consolidated financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to complete its clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the Company’s access to such capital resources is uncertain and is not assured. If the Company is unable to secure additional capital, it may be required to curtail its clinical trials and development of new products and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to complete its clinical trials and commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing this quarterly report. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should it be unable to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Below are those policies with current period updates:

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2018, and results of its operations for the three months ended March 31, 2018 and 2017. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss of loss per share.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K.

Recent Accounting Standards

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted these standards in the first quarter of 2018 utilizing the retrospective transition method. There was no material impact on the Company’s condensed consolidated financial statements resulting from the adoption of this guidance.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017; early adoption is permitted. The Company adopted the standard in the first quarter of 2018. The adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, (“ASU 2018-05”) to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective for the Company on January 1, 2018. The Company has adopted ASU 2018-09 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of control of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. Since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its consolidated financial statements in future reporting periods. The Company is also in the process of evaluating the new standard against its existing revenue recognition accounting policies to determine the effect the guidance will have on its condensed consolidated financial statements and what changes to systems and controls may be warranted.

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04: “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its condensed consolidated financial statements and related disclosures.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us beginning December 1, 2019 (with early adoption permitted), and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

Note 4. Fair Value of Financial Instruments

The carrying value of the Company’s cash, restricted cash and accounts payable approximate fair value due to the short-term nature of these items.

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

•	Level I - Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level II - Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

•	Level III - Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$14,844	$14,844	$—	$—

Liabilities
Series A warrant liability	$291	$291	$—	$—
Series C warrant liability	4	—	—	4
2017 PIPE warrant liability	4,927	—	—	4,927
Essentialis purchase price contingency liability	5,510	—	—	5,510

Total common stock warrant and contingent consideration liability	$10,732	$291	$—	$10,441

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$16,790	$16,790	$—	$—

Liabilities
Series A warrant liability	$352	$352	$—	$—
Series C warrant liability	6	—	—	6
2017 PIPE warrant liability	5,076	—	—	5,076
Essentialis purchase price contingency liability	5,082	—	—	5,082

Total common stock warrant and contingent consideration liability	$10,516	$352	$—	$10,164

The Series A Warrant is a registered security that trades on the open market and the fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which is listed on and obtained from NASDAQ. Accordingly, the fair value of Series A Warrants is a Level 1 measurement. The fair value measurement of the Series C Warrants is based on significant inputs that are unobservable and thus represent Level 3 measurements. The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model, which is equivalent to fair value computed using the Binomial Lattice Option Model. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates. The Company’s estimated fair value of the 2017 PIPE Warrants was calculated using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones (see Note 10). The Level 3 estimates are based, in part, on subjective assumptions.

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

	Series A Warrant		Series C Warrant		2017 PIPE Warrants
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Purchase Price Contingent Liability
Balance at December 31, 2017	485,121	$352	118,083	$6	6,024,425	$5,076	$5,082
Change in value of Series A Warrants	—	(61)	—	—	—	—	—
Change in value of Series C Warrants	—	—	—	(2)	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	—	—	(149)	—
Change in value of contingent liability	—	—	—	—	—	—	428

Balance at March 31, 2018	485,121	$291	118,083	$4	6,024,425	$4,927	$5,510

Note 5. Discontinued Operations and Assets Held for Sale

(i) Assets held for sale and discontinued operations

Subsequent to the Merger with Essentialis described in Note 1, the Company explored opportunities to divest, sell or dispose of the CoSense, Neo Force, Inc. and Serenz businesses.

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

The components of the Balance Sheet accounts presented as assets and liabilities held for sale follow (in thousands).

	March 31, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$2	$—
Accounts receivable	64	50
Inventory	380	420
Prepaid expenses and other current assets	38	46

Total current assets held for sale	$484	$516

Long-term assets
Property and equipment, net	$18	$20
Other intangible assets	435	446

Total long-term assets held for sale	$453	$466

Current liabilities
Accounts payable	$38	$51
Accrued compensation and other current liabilities	50	76

Total current liabilities for sale	$88	$127

Long-term liabilities
Other long-term liabilities	$625	$225

Total long-term liabilities held for sale	$625	$225

The components of the Statement of Operations presented as Discontinued Operations follow (in thousands).

	Three Months Ended March 31,
	2018	2017
Product revenue	$51	$265
Cost of product revenue	51	209

Gross profit	—	56
Expenses
Research and development	401	667
Sales and marketing	11	87
General and administrative	102	139

Total expenses	514	893

Operating loss	(514)	(837)
Other income (expense)	—	(5)

Net loss from discontinued operations	$(514)	$(842)

Stock-based compensation expense of $19,000 and $45,000 was classified in discontinued operations for the three months ended March 31, 2018 and 2017, respectively.

(ii) NFI Sale

On September 2, 2015, the Company established NFI, a wholly owned subsidiary of the Company and through NFI, acquired substantially all of the assets of an unrelated privately held company NeoForce.

On July 18, 2017, the Company completed the sale of stock of its 100% wholly-owned subsidiary, NFI, primarily related to the Company’s portfolio of neonatology resuscitation business pursuant to the NFI Purchase Agreement, with NFI Holdings, a 100% owned subsidiary of Flexicare Medical Limited, a privately held United Kingdom company, for $720,000 and adjustments for inventory and the current cash balances held at NFI. The Company will also receive the total outstanding accounts receivable and inventory held by NFI at the date of sale, as it is collected or sold, respectively. The transactions contemplated by the NFI Purchase Agreement are a continuation of a process previously disclosed by the Company of evaluating strategic alternatives and focusing on the Company’s rare disease therapeutic business. The NFI Purchase Agreement includes customary terms and conditions, including an adjustment to the purchase price based on inventory and accounts receivables, and provisions that require the Company to indemnify NFI Holdings for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the NFI Purchase Agreement and certain other matters. Proceeds from the sale are payable to the Company as follows: (1) a $720,000 payment to the Company in cash on July 18, 2017, (2) the value of outstanding accounts receivable as it is collected by NFI following July 18, 2017, payable on a monthly basis, and (3) the value of inventory as it is sold following July 18, 2017, payable on a monthly basis. The NFI Purchase Agreement contains customary representations and warranties of each of the parties.

(iii) CoSense Joint Venture Agreement

In December 2017, the Company entered into a joint venture with OAHL with respect to its CoSense product by agreeing to sell shares of Capnia, its wholly-owned subsidiary, to OAHL. CoSense was Soleno’s first Sensalyze Technology Platform product to receive 510(k) clearances from the FDA and CE Mark certification. CoSense measures CO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. The first target market for CoSense is for the use of ETCO measurements to aid in detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. The Company’s entry into the joint venture results from a comprehensive review of strategic alternatives for its legacy products and product candidates following its transition to a primarily therapeutic drug product company. The terms of the Joint Venture Agreement provide that OAHL will invest up to a total of $2.2 million of Capnia’s common shares on an incremental quarterly basis commencing in December 2017. Going forward, OAHL will be responsible for funding a portion of the Capnia operations. As of March 31, 2018, the Company had issued no shares of Capnia to OAHL. The Company will report for its ownership position in Capnia pursuant to ASC 810.

Note 6. Warrant Liabilities

Warrants terms

The Company has issued multiple warrant series, of which the Series A Warrants, Series C Warrants and 2017 PIPE Warrants (the “Warrants”) are considered liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

The Company’s Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. The Series A and Series C Warrants also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the Series A Warrants and shares underlying the Series A Warrants, or the shares underlying the Series C Warrants, respectively. The Company is required to comply with certain requirements to cause or maintain the effectiveness of a registration statement for the offer and sale of the shares underlying the Warrants and for the offer and sale of the Series C Warrants. The Series A and Series C Warrants contracts further provide for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds related to the warrant financings to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which is equivalent to fair value computed using the Binomial Lattice Option Model.

Accounting Treatment

The Company accounts for the Warrants in accordance with the guidance in ASC 815. As indicated above, the Company may be obligated to settle Warrants in cash in the case of a Fundamental Transaction.

The Company classified the Warrants, with a term greater than one year, as long-term liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s condensed consolidated statements of operations.

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

Since their issuance, a total of 4,800 Series A Warrants have been exercised. As of March 31, 2018, the fair value of the 485,121 outstanding Series A Warrants was approximately $291,000, and the decrease of $61,000 in fair value during the three months ended March 31, 2018 was recorded as other income in the condensed consolidated statements of operations.

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

The Series C Warrants are exercisable into 118,083 shares of the Company’s Common Stock. As of March 31, 2018, the fair value of the Series C Warrants was determined to be approximately $4,000. The decline in the fair value of the liability for the Series C Warrants of $2,000 in the three months ended March 31, 2018 was recorded as other income in the condensed consolidated statements of operations.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model, which is equivalent to the fair value computed using the Binomial Lattice Option Model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs.

	March 31, 2018	December 31, 2017
Volatility	90%	90%
Expected term (years)	1.92	2.17
Expected dividend yield	—%	—%
Risk-free rate	2.26%	1.91%

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants were issued on December 15, 2017 in the 2017 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2017 PIPE Offering, and entitle the holder to purchase one share of the Company’s common stock at an exercise price equal to $2.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2017 PIPE Warrants and terminating at the earlier of December 15, 2020 or 30 days following positive Phase III results for Diazoxide Choline Controlled-Release (DCCR) tablet in Prader-Willi syndrome (PWS).

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

As of March 31, 2018, the fair value of the PIPE Warrants was determined to be approximately $4.9 million. The decline in the fair value of the liability for the PIPE Warrants of $149,000 in the three months ended March 31, 2018 was recorded as other income in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	March 31, 2018	December 31, 2017
Volatility	62%	67%
Expected term (years)	0.8	0.8
Expected dividend yield	—%	—%
Risk-free rate	2.09%	1.76%

Note 7. Commitments and Contingencies

Facility Leases

On July 1, 2015 the Company executed a new four year non-cancelable operating lease agreement for 8,171 square feet of office space for its headquarters facility. The lease agreement provides for monthly lease payments of $23,300 beginning in September of 2015, with increases in the following three years. An additional 5,265 square feet of office space became part of the new lease agreement on March 1, 2016, and in December 2017 the Company subleased this additional space to a third party through the end of the lease term.

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

Rent expense was $85,000 and $135,000 during the three months ended March 31, 2018 and 2017, respectively.

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

During the three months ended March 31, 2018 and 2017 Sabby converted 1,000 and 120 shares of Series B Convertible Preferred stock into 200,000 and 120,200 shares of Common Stock, respectively. As of March 31, 2018, there were 3,571 shares of Series B Convertible Preferred Stock outstanding.

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

On March 7, 2017, the Company completed the Merger with Essentialis and issued 3,783,388 shares of common stock to shareholders of Essentialis. Pursuant to the terms of the Merger Agreement, the Company held back shares of common stock as partial recourse to satisfy indemnification claims. Effective March 7, 2018, on the 1-year anniversary of the closing of the merger, the Company issued 180,667 shares for the previously held back amount. The Company is also obligated to issue an additional 913,389 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Assuming the development milestone is achieved, a total of 4,877,444 shares of common stock would be issued to Essentialis stockholders. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, the Company is obligated to make cash earnout payments of up to a maximum of $30 million to Essentialis stockholders. The merger consideration described above will be reduced by any such shares of common stock issuable, or cash earnout payments payable, to Essentialis’ management carve-out plan participants and other service providers of Essentialis, in each case, in accordance with the terms of the Merger Agreement.

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

Stock Incentive Plan

The Company has adopted the 1999 Incentive Stock Plan, the 2010 Equity Incentive Plan, and the 2014 Equity Incentive Plan (“2014 Plan”), together the Plans. The 1999 Incentive Stock Plan expired in 2009, and the 2010 Equity Incentive Plan has been closed to new issuances. Under the 2014 Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or performance shares to employees, directors, advisors, and consultants. Options granted under the 2014 Plan may be incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and directors.

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. There have been no grants of stock appreciation rights, performance units or performance shares as of March 31, 2018. As of March 31, 2018, a total of 1,266,804 shares are available for future grant under the 2014 Plan.

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the three months ended March 31, 2018 and 2017 of $360,000 and $185,000, respectively of which $19,000 and $45,000 was recorded in discontinued operations in the first quarter of 2018 and 2017, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

Stock compensation expense was allocated between departments in continuing operations as follows (in thousands).

	Three Months Ended March 31,
	2018	2017
Research and development	$106	$10
General and administrative	235	130

Total	$341	$140

Stock Options

The Company granted options to purchase 616,500 and 12,000 shares of the Company’s common stock during the three months ended March 31, 2018 and 2017, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended March 31,
	2018	2017
Expected life (years)	6.0	6.0
Risk-free interest rate	2.7%	2.2%
Volatility	70%	61%
Dividend rate	—%	—%

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include:

•	Expected volatility: The estimated volatility rate based on a peer index of common stock of comparable companies in the Company’s industry.

•	Expected term: The expected life of stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method. The Company has elected to use the simplified method, as the Company does not have enough historical exercise experience to provide a reasonable basis upon which to estimate the expected term and the stock option grants are considered “plain vanilla” options.

•	Risk-free rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.

•	Expected dividend yield: The Company has never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes stock option transactions for the three months ended March 31, 2018 as issued under the Plans:

	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)

Balance at December 31, 2017	1,026,987	$9.99	—
Options granted	616,500	1.60
Options exercised	—
Options canceled/forfeited	(92,177)	14.54

Balance at March 31, 2018	1,551,310	6.38	8.89
Options vested at March 31, 2018	509,830	$13.15	7.83

Options vested and expected to vest at March 31, 2018	1,551,310	$6.38	8.89

The weighted-average grant date fair value of employee options granted was $1.03 and $1.90 per share for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, total unrecognized employee stock-based compensation was $1.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.2 years. As of March 31, 2018, the outstanding stock options had an intrinsic value of $131,000.

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

Restricted Stock Units

There were 99,217 restricted stock units granted by the Company during the three months ended March 31, 2018 to employees and nonemployees. The shares were 100% vested on the grant date and were valued based on the Company’s common stock price on the grant date, with all of the related stock-based compensation expense recognized at that time.

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

As of March 31, 2018, there were no purchases by employees under this plan.

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

Accounting Treatment

The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging . As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants

As of March 31, 2018, the Company had 96,029 Common Stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had outstanding 1,851 Common Stock warrants issued in 2009, with an exercise price of $108.00 and a term of 10 years, expiring in January 2019 and 16,500 Common Stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 9. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three months ended March 31, 2018 and 2017, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares).

	As of March 31
	2018	2017
Convertible preferred stock	714,200	2,435,800
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	1,551,310	586,971
Warrants issued in 2009 to purchase common stock	1,851	1,851
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A warrants to purchase common stock	485,121	485,121
Series C warrants to purchase common stock	118,083	118,083
Series D warrants to purchase common stock	586,182	586,162
2017 PIPE warrants	6,024,425	—

Total	9,599,742	4,332,558

Note 10. Acquisition of Essentialis, Inc.

On March 7, 2017, the Company acquired Essentialis through the merger of the Company’s wholly-owned subsidiary, Company E Merger Sub, Inc., a Delaware corporation (“Merger Sub”), whereby Merger Sub merged into Essentialis, with Essentialis surviving the merger as a wholly owned subsidiary of the Company.

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

In consideration, the Company issued 3,783,388 shares of common stock to stockholders of Essentialis on March 7, 2017. Pursuant to the terms of the Merger Agreement, the Company held back shares of common stock as partial recourse to satisfy indemnification claims. Effective on the 1-year anniversary of the closing of the merger the Company issued 180,667 shares for the previously held back amount. The Company is also obligated to issue an additional 913,389 shares of common stock to Essentialis stockholders upon the achievement of a development milestone. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, the Company is obligated to make cash earnout payments of up to a maximum of $30 million to Essentialis stockholders.

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

The agreement to pay cash upon the achievement of the commercial milestones results in the recognition of a contingent consideration. The fair value of the contingent cash consideration is based on the Company’s analysis of the likelihood of the drug indication moving from phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones. In determining the likelihood of this occurring, the analysis relied on 2016 research published by BIO, Biomedtraker, & Amplion titles “Clinical Development Success Rates 2006-2015.” Based on management’s assessment, a 56% probability of achieving each milestone was determined to be reasonable. Additionally, the Company anticipates that it could reach the commercial milestones of $100 million and $200 million in applicable revenue in 2023 and 2025, respectively.

The Company recorded the acquisition pursuant to the guidance in ASC 805, which provides that not all of the relevant information needed to complete acquisition-date measurements may be obtainable or known at the time of closing the acquisition and in time for issuance of interim or annual financial statements. Therefore, ASC 805 provides for a “measurement period” during which adjustments to the provisional valuation amounts initially recorded can be made in order to reflect information, existing at the acquisition date, but of which management subsequently obtains or becomes aware. ASC 805 provides that the measurement period can extend for up to, but not exceed, one year. The Company completed and finalized its assessments of the fair value of consideration paid and of the net assets acquired as of December 31, 2017.

Management engaged independent professional assistance and advice in order to assess the fair value of the contingent stock and cash consideration as of March 7, 2017 and December 31, 2017. During the process of determining the fair value of the contingent consideration at December 31, 2017, the Company became aware that certain of the subjective assumptions made at the time of the initial valuation should be modified based upon management’s increased understanding of the commercial capabilities of the DCCR drug. Accordingly, the Company determined that it was appropriate to adjust the provisional valuation amounts recorded for the contingent stock and cash consideration made at the inception in March 2017. As a result, the value of the contingent cash consideration to be paid upon completing successive sales milestones increased and the value of the contingent stock consideration payable upon timing milestones was reduced; the resulting combined change to the total contingent consideration was not material. The initial valuation of the contingent consideration determined the fair value of the contingent stock consideration to be $4,220,000 and the fair value of the contingent cash consideration to be $1,090,000, for the combined value of $5,310,000. The revision of the initial valuation of the contingent consideration, made within the measurement period, determined the fair value of the contingent stock consideration to be $2,680,000 and the fair value of the contingent cash consideration to be $2,590,000, for the combined value of $5,270,000.

Also subsequent to March 7, 2017 and prior to December 31, 2017, the Company completed its assessment of the tax effect on the net assets acquired by obtaining the independent study and report regarding the change in control in the previously outstanding stock of Essentialis. As a result of completing the study, the Company determined that, pursuant to Section 382 of the Internal Revenue Code, the utilization of Essentialis’s federal and state operating loss carryforwards were limited, which required the Company to record a net deferred tax liability in the amount of $1.7 million, deferred to future periods, as an element of the assets acquired. As a consequence of recording the net deferred tax liability, the Company’s valuation allowance was reduced by $1.7 million, which resulted in the provision for income tax benefit and an increase in the value of the intangible asset acquired.

Accordingly, the initial purchase cost of the asset acquired was adjusted as of March 2017 and the net increase in amortization of the related intangible asset was recorded in the fourth quarter of 2017.

The probability weighted milestone payments were discounted to determine the present value of future cash payments. The analysis utilized the weighted average cost of capital (WACC) discount rate which was estimated to be 20%.

The aggregate purchase price consideration was as follows (in thousands).

Fair value of stock consideration	$17,246
Fair value of contingent consideration	2,590

Total purchase price consideration	$19,836

The fair value of the asset acquired is as follows (in thousands).

Patents	$19,836

Net Assets Acquired	$19,836

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

The fair value of the liability for the contingent consideration payable by the Company achieving the commercial sales milestones of $100 million and $200 million was initially established as approximately $2,590,000 at the time of the merger and approximately $5,510,000 at March 31, 2018, based on the Company’s assessment that it could reach the commercial sales milestones of in 2023 and 2025, respectively.

Note 11. Compensation Plan for Board Members

In 2017, the Compensation Committee of the Board of Directors recommended, and the Board approved a revised compensation plan pursuant to which all board fees are paid in Common Stock of the Company. Payment to the Board of Directors in shares of the Company’s Common Stock is made after the close of the quarter in which the compensation is earned. During the three months ended March 31, 2018 and 2017, the Company issued 47,757 and 9,997 shares, respectively, of Common Stock to its Board members for fees earned.

Note 12. Subsequent Event

On May 14, 2018, the Company announced that it has initiated its multi-center Phase III clinical trial of Diazoxide Choline Controlled-Release (“DCCR”) for the treatment of Prader-Willi Syndrome (“PWS”). Accordingly, the Company is also obligated to issue an additional 913,389 shares of common stock to Essentialis stockholders upon the achievement of this development milestone.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We were incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. On May 8, 2017, we received stockholder approval to amend our Amended and Restated Certificate of Incorporation to change our name of from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” We were initially established as a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz ® Allergy Relief, or Serenz; CoSense ® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly and which can lead to adverse neurological outcomes; and, products that included temperature probes, scales, surgical tables, and patient surfaces.

Our previously wholly-owned subsidiary NFI also marketed innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets.

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

We subsequently explored opportunities to divest, sell or otherwise dispose of the CoSense, NFI and Serenz businesses. Accordingly, and pursuant to ASC 205-20-45-10, the assets and liabilities related to the discontinued operations of CoSense, NFI and Serenz are presented separately in the Balance Sheet as held for sale items, and the related operations reported herein for the CoSense, NFI and Serenz businesses are reported as discontinued operations in the Statement of Operations.

We determined to divest, sell or otherwise dispose of the CoSense, NFI and Serenz businesses in order to focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our current research and development efforts are primarily focused on advancing our lead candidate, DCCR tablets for the treatment of PWS, into late-stage clinical development.

We sold NFI in a stock transaction that was completed on July 18, 2017, pursuant to the NFI Purchase Agreement with Neoforce Holdings, a wholly-owned subsidiary of Flexicare Medical Limited, a privately-held United Kingdom company, for $720,000 and adjustments for inventory and the current cash balances held at NFI (see Note 5).

On December 4, 2017, we, and our wholly-owned subsidiary, Capnia, entered into a joint venture with OAHL with the purpose of developing and commercializing CoSense.

We continue to separately evaluate alternatives for our Serenz portfolio.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 3 of the Company’s most recent Form 10-K.

Results of Continuing Operations

Comparison of the three months ended March 31, 2018 and 2017, from continuing operations

	Three Months Ended March 31,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$1,180	$327	$853	261%
Sales and marketing	—	27	(27)	100%
General and administrative	1,867	1,019	848	83%
Change in fair value of contingent consideration	428	—	428	—

Total	3,475	1,373	2,102	153%

Loss from operations	(3,475)	(1,373)	(2,102)	153%
Cease-use income (expense)	3	(2)	5	250%
Change in fair value of warrants, income (expense)	212	(69)	281	407%
Interest and other income (expense)	19	(601)	620	103%

Other income (expense), net	234	(672)	906	135%

Loss from continuing operations	(3,241)	(2,045)	(1,196)	58%
Loss from discontinued operations	(514)	(842)	328	39%

Net loss	$(3,755)	$(2,887)	$(868)	30%

Revenue

We have yet not commenced commercialization of DCCR, its current sole novel therapeutic product, and accordingly, through March 31, 2018, have generated no revenue in continuing operations.

Research and development expense

Research and development expense of $1,180,000 for the three months ended March 31, 2018 increased by $853,000 over the three months ended March 31, 2017, resulting primarily from efforts directed toward development of DCCR which we acquired with the Essentialis acquisition on March 7, 2017.

Sales and marketing expense

Sales and marketing expense of $27,000 for the three months ended March 31, 2017 consisted of expense incurred to revise our website. We have not yet commenced commercialization of DCCR, its current sole novel therapeutic product, and accordingly, through March 31, 2018, have incurred no sales and marketing activities in continuing operations.

General and administrative expense

General and administrative expense of $1,867,000 for the three months ended March 31, 2018 increased $848,000 over the three months ended March 31, 2017. The increase was primarily from a $360,000 increase in the amortization expense of the patent intangible acquired in the March 7, 2017 Essentialis acquisition, as 2017 only had a partial quarter of amortization compared to the entire quarter in 2018. In addition, during the three months ended March 31, 2017, $267,000 of legal fees that had been previously recorded as expense in an earlier quarter were reclassified as transaction costs to increase the cost of the intangible asset acquired with the Essentialis acquisition. Consulting and accounting expenses also increased by $211,000 between the two periods, primarily for additional valuation, accounting and audit work related to the Essentialis acquisition.

Other income (expense), net

Net other income of $234,000 in the three months ended March 31, 2018, increased by $906,000 from net other expense of $672,000 million in the three months ended March 31, 2017, primarily due to the $600,000 value of the commitment shares issued to Aspire Capital in 2017 and to the $281,000 increase in the fair value adjustment of the liability for warrants between the two periods.

Results of Discontinued Operations

Discontinued operations consist of our activities previously dedicated to the development and commercialization of innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz ® Allergy Relief, or Serenz; CoSense ® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly; and, products that included temperature probes, scales, surgical tables and patient surfaces. In March 2017, we determined to divest, sell or otherwise dispose of the CoSense, NFI, and Serenz businesses in order to focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. The discontinued operations for the development and commercialization of innovative diagnostic devices and therapeutics are summarized below.

	Three Months Ended March 31,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Revenue	$51	$265	$(214)	81%
Cost of goods sold	51	209	(158)	76%

Gross profit	—	56	(56)	100%
Operating expenses:
Research and development	401	667	(266)	40%
Sales and marketing	11	87	(76)	87%
General and administrative	102	139	(37)	27%

Total operating expenses	514	893	(379)	42%

Operating loss	(514)	(837)	323	39%
Other income (expense), net	—	(5)	5	100%

Net loss from discontinued operations	$(514)	$(842)	$328	39%

Revenue

Revenue related to our discontinued operations was $51,000 during the three months ended march 31, 2018, a $214,000 decrease from the three months ended March 31, 2017, resulting primarily from the sale of the NFI business in July 2017.

Cost of product revenue

Cost of product revenue related to our discontinued operations has declined in relation to the decrease in sales activity, resulting from the sale of the NFI business in July 2017.

Research and development expense

Research and development expense related to our discontinued operations decreased by $266,000 from the three months ended March 31, 2018 to the same period of 2017. The decrease primarily resulted from the sale of NFI in July 2017, and the curtailment of spending towards the development of the Serenz product during 2017.

Sales and marketing expense

Sales and marketing expense during the three months ended March 31, 2018 was $11,000, representing a $76,000 decrease from the three months ended March 31, 2017. The decrease is largely attributed to our stopping its promotion and sales of the Serenz product in the second quarter of 2017. The sales and marketing expenses relating to our discontinued operations during the three months ended March 31, 2018 relate only to Capnia’s marketing of its products.

General and administrative expense

General and administrative expense associated with our discontinued operations was $102,000 during the three months ended March 31, 2018, a decrease of $37,000 from the three months ended March 31, 2017. The decrease was primarily due to the sale of NFI in July 2017.

Other income and (expense)

Other income and expense associated with discontinued operations has been nominal in the periods reported.

Liquidity and Capital Resources

We had a net loss of $3.8 million for the three months ended March 31, 2018 and an accumulated deficit of $117.7 million at March 31, 2018 from having incurred losses since our inception. We had approximately $14.0 million of working capital at March 31, 2018 and used approximately $2.5 million of cash in operating activities during the three months ended March 31, 2018. We have financed our operations principally through issuances of equity securities.

We have continued to focus on expense control, including reducing our workforce, eliminating outside consultants, reducing legal fees and implementing a plan to allow Board members to receive common stock, in lieu of cash payments.

On December 11, 2017, we entered into the Unit Purchase Agreement with certain stockholders, pursuant to which we sold and issued 8,141,116 immediately separable units at a price per unit of $1.84, for aggregate gross proceeds of $15.0 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.74 shares of our common stock at an exercise price of $2.00 a share, for an aggregate of 8,141,116 Shares and corresponding warrants to purchase an aggregate of 6,024,425 Warrant Shares, together referred to as the Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we prepared and filed a registration statement with the SEC to register for resale the Resale Shares. The registration statement was declared effective in February 2018.

The accompanying condensed consolidated financial statements have been prepared under the assumption we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future and may be required to raise additional capital to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the access to such capital resources is uncertain and is not assured. If we are unable to secure additional capital, we may be required to curtail our clinical trials and development of new products and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to complete clinical trials and commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern within one year from the date of filing this quarterly report. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in continuing operating activities	$(2,033)	$(1,349)
Net cash used in discontinued operating activities	(487)	(834)

Net cash used in operating activities	(2,520)	(2,183)

Net cash used in discontinued investing activities	—	(4)

Net cash used in investing activities	—	(4)

Net cash provided by (used in) continuing financing activities	(112)	10,000
Net cash provided by discontinued financing activities	400	—

Net cash provided by financing activities	288	10,000

Net increase (decrease) in cash, cash equivalents and restricted cash
Continuing operations	(2,145)	8,651
Discontinued operations	(87)	(838)

Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,232)	$7,813

Continuing Operations

Cash used in operating activities

During the three months ended March 31, 2018, operating activities used net cash of $2.0 million, which was primarily due to the loss from continuing operations of $3.2 million, adjusted for non-cash expenses of $492,000 for depreciation and amortization, $423,000 of expenses paid with common stock or equity awards, and $216,000 for the change in fair value of stock warrants and contingent consideration. Additionally, an increase in prepaid expenses and other current assets and accounts payable and a decrease in accrued compensation and other current liabilities that offset the cash usage by $77,000.

During the three months ended March 31, 2017, operating activities used net cash of $1.3 million, which was primarily due to the loss from continuing operations of $2.0 million, adjusted for non-cash expenses of $119,000 for depreciation and amortization, $787,000 of non-cash expenses paid with common stock or equity awards, and $74,000 for the change in fair value of stock warrants and contingent consideration. There was also an increase in prepaid expenses and other current assets and decreases in accounts payable, accrued compensation and other current liabilities and other long-term liabilities that contributed to the cash usage by $284,000.

Cash used in investing activities

There were no investing activities related to continued operations during the three months ending March 31, 2018 or March 31, 2017.

Cash provided by financing activities

During the three months ended March 31, 2018 we paid $112,000 of additional costs relating to the 2017 PIPE common stock and warrant issuance.

During the three months ended March 31, 2017, we received $10.0 million of proceeds from the issuance of the shares of common stock for the $8 million of concurrent financing and issuance of the shares of common Stock for the $2 million investment by Aspire Capital.

As of March 31, 2018, we had cash, cash equivalents and restricted cash of approximately $14.9 million.

We do not believe that we have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. We expect to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its therapeutic product development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this report.

Discontinued Operations

Cash used in operating activities

During the three months ended March 31, 2018 we used net cash of $487,000 for discontinued operating activities, resulting primarily from the loss from discontinued operations of $514,000 partially offset by non-cash expenses associated with stock compensation. During the three months ended March 31, 2017, we used net cash of $834,000 for discontinued operating activities, resulting primarily from the loss from discontinued operations of $842,000, partially offset by non-cash expenses associated with stock compensation and a change in working capital balances. The decrease from the three months ended March 31, 2017 to March 31, 2018 was primarily due to the lower comparative level of operating activities for the discontinued operating activities.

Cash used in investing activities

There were no investing activities related to discontinued operations during the three months ended March 31, 2018. During the three months ended March 31, 2017, we used $4,000 of cash in investing activities related to discontinued operations for the purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities related to discontinued operations was $400,000 during the three months ended March 31, 2018, representing the cash received during the period from our joint venture partner. There were no financing activities related to discontinued operations during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2018. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2017, a purported stockholder class action lawsuit captioned Garfield v. Capnia, Inc., et al, Case No. C17-00284 was filed in Superior Court of the State of California, County of Contra Costa against us and certain of our officers and directors, or the Lawsuit. The Lawsuit alleged, generally, that our directors breached their fiduciary duties to our stockholders by seeking to sell control of the company through an allegedly defective process, and on unfair terms. The Lawsuit also alleged that defendants failed to disclose all material facts concerning the merger with Essentialis to stockholders. The Lawsuit sought, among other things, equitable relief that would have enjoined the consummation of the merger, compensatory and/or rescissory damages, and attorneys’ fees and costs. We made certain supplemental disclosures in a Current Report on Form 8-K filed with the SEC on February 28, 2017 in connection with the plaintiff’s agreement to voluntarily dismiss plaintiff’s claims in the Lawsuit. The stipulation of dismissal was approved by the court on April 14, 2017.

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

Item 1A. Risk Factors

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties. A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk Factors” in Item 1A of Part I of our 2017 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2017 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 15, 2018	SOLENO THERAPEUTICS, INC.

	By:	/s/ Anish Bhatnagar
Anish Bhatnagar Chief Executive Officer (chief executive and principal financial and accounting officer)