Form 10-Q
period 2018-06-30
SOLENO THERAPEUTICS INC
filed 2018-08-14
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,“ “smaller reporting company,“ and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2018, there were 21,413,867 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$12,593	$17,100
Restricted cash	—	35
Prepaid expenses and other current assets	248	343
Current assets held for sale	470	516

Total current assets	13,311	17,994
Long-term assets
Property and equipment, net	13	23
Other assets	126	126
Intangible assets, net	19,441	20,413
Long-term assets held for sale	453	466

Total assets	$33,344	$39,022

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$981	$633
Accrued compensation and other current liabilities	862	973
Current liabilities held for sale	102	127

Total current liabilities	1,945	1,733
Long-term liabilities
Series A warrant liability	1,015	352
Series C warrant liability	5	6
2017 PIPE warrant liability	8,036	5,076
Contingent liability for Essentialis purchase price	5,443	5,082
Other liabilities	13	13
Long-term liabilities held for sale	1,050	225

Total liabilities	17,507	12,487

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 are designated at June 30, 2018 and December 31, 2017; nil and 4,571 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,413,867 and 19,238,972 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	21	19
Additional paid-in-capital	141,187	140,495
Accumulated deficit	(125,371)	(113,979)

Total stockholders’ equity	15,837	26,535

Total liabilities and stockholders’ equity	$33,344	$39,022

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$1,714	$773	$2,894	$1,100
Sales and marketing	—	—	—	27
General and administrative	1,766	2,195	3,633	3,214
Change in fair value of contingent consideration	(67)	—	361	—

Total operating expenses	3,413	2,968	6,888	4,341

Operating loss	(3,413)	(2,968)	(6,888)	(4,341)

Other income (expense)
Cease-use income (expense)	3	—	6	(2)
Change in fair value of warrants liabilities	(3,834)	(91)	(3,622)	(160)
Interest and other income (expense)	30	3	49	(598)

Total other income (expense)	(3,801)	(88)	(3,567)	(760)

Loss from continuing operations	(7,214)	(3,056)	(10,455)	(5,101)
Loss from discontinued operations	(423)	(913)	(937)	(1,755)

Net loss	$(7,637)	$(3,969)	$(11,392)	$(6,856)

Loss per common share from continuing operations, basic and diluted	$(0.36)	$(0.32)	$(0.52)	$(0.70)
Loss per common share from discontinued operations, basic and diluted	(0.02)	(0.10)	(0.05)	(0.24)

Net loss per common share, basic and diluted	$(0.38)	$(0.42)	$(0.57)	$(0.94)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	20,345,437	9,516,108	19,940,126	7,315,569

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,392)	$(6,856)
Loss from discontinued operations	(937)	(1,755)

Loss from continuing operations	(10,455)	(5,101)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	983	570
Stock-based compensation expense	520	545
Board fees paid with common stock	136	113
Change in fair value of stock warrants	3,622	160
Change in fair value of contingent consideration	361	—
Non-cash expense of issuing shares to Aspire Capital	—	602
Change in operating assets and liabilities:
Prepaid expenses and other current assets	95	1
Accounts payable	348	(41)
Accrued compensation and other current liabilities	(111)	(264)
Other long-term liabilities	—	(25)

Net cash used in continuing operating activities	(4,501)	(3,440)
Net cash used in discontinued operating activities	(769)	(1,735)

Net cash used in operating activities	(5,270)	(5,175)

Cash flows from investing activities:
Purchases of property and equipment	(1)	(3)

Net cash used in continuing investing activities	(1)	(3)
Net cash used in discontinued investing activities	—	(1)

Net cash used in investing activities	(1)	(4)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	10,000

Net cash provided by continuing financing activities	—	10,000
Net cash provided by discontinued financing activities	825	—

Net cash provided by financing activities	825	10,000

Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	(4,502)	6,557
Net increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	56	(1,736)

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,446)	4,821
Net increase in cash and cash equivalents included in current assets held for sale	(96)	—

Cash, cash equivalents and restricted cash, beginning of period	17,135	2,761

Cash, cash equivalents and restricted cash, end of period	$12,593	$7,582

Supplemental disclosures of non-cash investing and financing information
Issuance of common stock in Essentialis acquisition	$—	$18,764

Contingent consideration of Essentialis acquisition	$—	$1,090

Costs of Essentialis acquisition included in accounts payable	$—	$349

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

June  30, 2018

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Soleno Therapeutics, Inc. (the “Company” or “Soleno”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. On May 8, 2017, Soleno received stockholder approval to amend its Amended and Restated Certificate of Incorporation to change its name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” The Company was initially established as a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz ® Allergy Relief, or Serenz; CoSense ® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly and which can lead to adverse neurological outcomes; and, products that included temperature probes, scales, surgical tables, and patient surfaces.

The Company’s previously wholly-owned subsidiary NFI also marketed innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets.

On December 22, 2016, the Company entered into the Merger Agreement with Essentialis, Inc. Essentialis’s efforts prior to the Merger were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis has tested Diazoxide Choline Controlled Release Tablet, or DCCR, as a treatment for Prader-Willi Syndrome, or PWS, a complex metabolic/neurobehavioral disorder. DCCR has orphan designation for the treatment of PWS in the U.S. as well as in the E.U. Consummation of the merger was subject to various closing conditions, including the Company’s consummation of a financing of at least $8 million at, or substantially contemporaneous with, the closing of the Merger, which occurred on March 7, 2017 and the receipt of stockholder approval of the Merger at a special meeting of its stockholders, which was held on March 6, 2017.

Soleno subsequently explored opportunities to divest, sell or otherwise dispose of the CoSense, NFI and Serenz businesses. Accordingly, and pursuant to ASC 205-20-45-10, the assets and liabilities related to the discontinued operations of CoSense, NFI and Serenz are presented separately in the Balance Sheet as held for sale items, and the related operations reported herein for the CoSense, NFI and Serenz businesses are reported as discontinued operations in the Statement of Operations.

The Company determined to divest, sell or otherwise dispose of the CoSense, NFI and Serenz businesses in order to focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. The Company’s current research and development efforts are primarily focused on advancing its lead candidate, DCCR tablets for the treatment of PWS, into late-stage clinical development.

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

On December 4, 2017, Soleno, and its wholly-owned subsidiary, Capnia, Inc., a Delaware corporation, or Capnia, entered into a joint venture with OAHL. The purpose of the joint venture is to develop and commercialize medical monitors, including the CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, that measure end-tidal carbon monoxide in breath to assist in the detection of excessive hemolysis in neonates, a condition in which red blood cells degrade rapidly and which can lead to adverse neurological outcomes.

The Company continues to separately evaluate alternatives for its Serenz portfolio.

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $11.4 million for the six months ended June 30, 2018 and has an accumulated deficit of $125.4 million at June 30, 2018 from having incurred losses since its inception. The Company has $11.4 million of working capital at June 30, 2018 and used $5.3 million of cash in its operating activities during the six months ended June 30, 2018. The Company has financed its operations principally through issuances of equity securities.

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the six months ended June 30, 2018 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Below are those policies with current period updates.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2018, and results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K.

Recent Accounting Standards

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or the ASU 2016-18, “Statement of Cash Flows: Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted these standards in the first quarter of 2018 utilizing the retrospective transition method. There was no material impact on the Company’s condensed consolidated financial statements resulting from the adoption of this guidance.

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

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, or SAB 118, to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act”, or the Tax Act, which became effective for the Company on January 1, 2018. The Company has adopted ASU 2018-09 and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of control of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. Since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. For other public entities the ASU is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its consolidated financial statements in future reporting periods. The Company is also in the process of evaluating the new standard against its existing revenue recognition accounting policies to determine the effect the guidance will have on its condensed consolidated financial statements and what changes to systems and controls may be warranted.

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)” which provides new guidance that requires a lessee to recognize lease assets and lease liabilities on the balance sheet for most leases and provide enhanced disclosures. Most prominent is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Leases will continue to be classified as either finance or operating leases, and for both, the initial lease liabilities should be measured at the present value of the lease payments. ASU 2016-02 is effective for public entities with fiscal years beginning after December 15, 2018 and for all other entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, ASU 2016-02 will be effective for the Company beginning in fiscal 2020, although early adoption is permitted. Companies are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and there are certain practical expedients that companies may elect, including an accounting policy election to not recognize lease assets and liabilities for leases with a term of twelve months or less. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its condensed consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2016-02 will be effective for the Company beginning in fiscal 2020, although early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its condensed consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, or ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for the Company beginning in 2019, with early adoption permitted, and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2018-07 will be effective for the Company beginning in fiscal 2020. Early adoption is permitted, including in an interim period. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-08, “Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made”. The ASU clarifies and enhances current guidance about whether a transfer of assets (or the reduction, settlement, or cancellation of liabilities) is a contribution or an exchange transaction. In addition, the amendments clarify how an entity determines whether a resource provider is participating in an exchange transaction and improves the framework for determining whether a contribution is conditional or unconditional, and for distinguishing a donor-imposed condition from a donor-imposed restriction. ASU 2018-08 is effective for contributions received by public entities in annual periods beginning after June 15, 2018 and interim periods within those fiscal years. However, since the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2018-08 will be effective for contributions received beginning in fiscal 2019. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

•	Level I—Unadjusted quoted prices in active markets for identical assets or liabilities;

•

Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

•	Level III—Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$12,423	$12,423	$—	$—

Liabilities
Series A warrant liability	$1,015	$1,015	$—	$—
Series C warrant liability	5	—	—	5
2017 PIPE warrant liability	8,036	—	—	8,036
Essentialis purchase price contingency liability	5,443	—	—	5,443

Total common stock warrant and contingent consideration liability	$14,499	$1,015	$—	$13,484

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$16,790	$16,790	$—	$—

Liabilities
Series A warrant liability	$352	$352	$—	$—
Series C warrant liability	6	—	—	6
2017 PIPE warrant liability	5,076	—	—	5,076
Essentialis purchase price contingency liability	5,082	—	—	5,082

Total common stock warrant and contingent consideration liability	$10,516	$352	$—	$10,164

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 1 and Level 3 warrants, which are treated as liabilities (dollars in thousands).

	Series A Warrant		Series C Warrant		2017 PIPE Warrants
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Purchase Price Contingent Liability
Balance at December 31, 2017	485,121	$352	118,083	$6	6,024,425	$5,076	$5,082
Change in value of Series A Warrants	—	663	—	—	—	—	—
Change in value of Series C Warrants	—	—	—	(1)	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	—	—	2,960	—
Change in value of contingent liability	—	—	—	—	—	—	361

Balance at June 30, 2018	485,121	$1,015	118,083	$5	6,024,425	$8,036	$5,443

Note 5. Discontinued Operations and Assets Held for Sale

(i) Assets held for sale and discontinued operations

Subsequent to the Merger with Essentialis described in Note 1, the Company explored opportunities to divest, sell or dispose of the CoSense, NeoForce, and Serenz businesses.

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

The components of the Balance Sheet accounts presented as assets and liabilities held for sale follow (in thousands).

	June 30, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$96	$—
Accounts receivable	1	50
Inventory	373	420
Prepaid expenses and other current assets	—	46

Total current assets held for sale	$470	$516

Long-term assets
Property and equipment, net	$18	$20
Other intangible assets	435	446

Total long-term assets held for sale	$453	$466

Current liabilities
Accounts payable	$59	$51
Accrued compensation and other current liabilities	43	76

Total current liabilities for sale	$102	$127

Long-term liabilities
Other long-term liabilities	$1,050	$225

Total long-term liabilities held for sale	$1,050	$225

The components of the Statements of Operations presented as Discontinued Operations follow (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenue	$3	$376	$54	$641
Cost of product revenue	(23)	323	28	532

Gross profit (loss)	26	53	26	109
Expenses
Research and development	302	647	703	1,314
Sales and marketing	13	96	24	183
General and administrative	134	257	236	396

Total expenses	449	1,000	963	1,893

Operating loss	(423)	(947)	(937)	(1,784)
Other income (expense)	—	34	—	29

Net loss from discontinued operations	$(423)	$(913)	$(937)	$(1,755)

Stock-based compensation expense classified in discontinued operations was $19,000 and $38,000 for the three months ended June 30, 2018 and 2017, respectively, and was $38,000 and $83,000 for the six months ended June 30, 2018 and 2017, respectively.

(ii) NFI Sale

On September 2, 2015, the Company established NFI, a previously wholly owned subsidiary of the Company and through NFI, acquired substantially all of the assets of an unrelated privately held company, NeoForce Group, Inc., or NeoForce.

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

(iii) CoSense Joint Venture Agreement

In December 2017, the Company entered into a joint venture with OAHL with respect to its CoSense product by agreeing to sell common shares of Capnia, its wholly-owned subsidiary, to OAHL. CoSense was Soleno’s first Sensalyze Technology Platform product to receive 510(k) clearances from the U.S. Food and Drug Administration, or FDA, and CE Mark certification. CoSense measures CO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. The first target market for CoSense is for the use of ETCO measurements to aid in detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. The Company’s entry into the joint venture results from a comprehensive review of strategic alternatives for its legacy products and product candidates following its transition to a primarily therapeutic drug product company. The terms of the Joint Venture Agreement provide that OAHL will invest up to a total of $2.2 million for Capnia’s common shares on an incremental quarterly basis commencing in December 2017. Going forward, OAHL will be responsible for funding a portion of the Capnia operations. Through June 30, 2018, OAHL had made incremental investment in the cumulative amount of $1,050,000 to fund Capnia’s operations. Capnia will issue common shares to OAHL when the cumulative investment made by OAHL equals or exceeds $1,200,000, and, as of June 30, 2018, Capnia had issued no shares of common stock to OAHL.

Note 6. Warrant Liabilities

Warrants terms

The Company has issued multiple warrant series, of which the Series A Warrants, Series C Warrants and 2017 PIPE Warrants (the “Warrants”) are considered liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

The Company’s Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. The Series A and Series C Warrants also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the Series A Warrants and shares underlying the Series A Warrants, or the shares underlying the Series C Warrants, respectively. The Company is required to comply with certain requirements to cause or maintain the effectiveness of a registration statement for the offer and sale of the shares underlying the Warrants and for the offer and sale of the Series C Warrants. The Series A and Series C Warrants contracts further provide for the payment of liquidated damages at an amount per month equal to 1% of the aggregate volume weighted average price, or VWAP, of the shares into which each Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds related to the warrant financings to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which approximates the binomial lattice model.

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

Series A Warrants

The Company has issued 489,921 Series A Warrants to purchase shares of its Common Stock at an exercise price of $32.50 per share in connection with the unit offering offered in the Company’s initial public offering, or the IPO, in November 2014. The Series A Warrants are exercisable at any time prior to the expiration of the five-year term on November 12, 2019.

Upon the completion of the IPO, the Series A Warrants started trading on the NASDAQ under the symbol SLNOW. As the Series A Warrants are publicly traded, the Company uses the closing price on the measurement date to determine the fair value of the Series A Warrants.

Since their issuance, a total of 4,800 Series A Warrants have been exercised. As of June 30, 2018, the fair value of the 485,121 outstanding Series A Warrants was $1,015,000, which represents an increase of $724,000 and $663,000 in fair value during the three and six months ended June 30, 2018, respectively, both of which were recorded as other expense in the condensed consolidated statements of operations.

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

The Series C Warrants are exercisable into 118,083 shares of the Company’s Common Stock. As of June 30, 2018, the fair value of the Series C Warrants was determined to be $5,000, which represents an increase of $1,000 and a decrease of $1,000 in fair value during the three and six months ended June 30, 2018, respectively, which was recorded as other expense and other income in the condensed consolidated statements of operations, respectively.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs.

	June 30, 2018	December 31, 2017
Volatility	90%	90%
Expected term (years)	1.67	2.17
Expected dividend yield	—%	—%
Risk-free rate	2.46%	1.91%

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants were issued on December 15, 2017 in the 2017 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2017 PIPE Offering, and entitle the holder to purchase one share of the Company’s common stock at an exercise price equal to $2.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2017 PIPE Warrants and terminating at the earlier of December 15, 2020 or 30 days following positive Phase III results for Diazoxide Choline Controlled-Release (DCCR) tablet in PWS.

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

As of June 30, 2018, the fair value of the PIPE Warrants was determined to be approximately $8.0 million, which represents an increase of $3.1 million and $3.0 million in fair value during the three and six months ended June 30, 2018, respectively, both of which were recorded as other expense in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	June 30, 2018	December 31, 2017
Volatility	70%	67%
Expected term (years)	0.9	0.8
Expected dividend yield	—%	—%
Risk-free rate	2.33%	1.76%

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

Rent expense was $83,000 and $208,000 for the three months ended June 30, 2018 and 2017, respectively, and was $168,000 and $343,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The Company has issued a total of 13,780 shares of Series B Convertible Preferred Stock under the 2016 Sabby Purchase Agreement, with a par value of $0.001 and a stated value of $1,000 per share. The Series B Convertible Preferred Stock is convertible to Common Stock of the Company at the rate of 200 shares of Common Stock for each converted share of Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common Stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. The Series B Convertible Preferred Stock do not have an expiration date and are not redeemable at the option of the holders. In connection with each close of the Series B Convertible Preferred Stock, the Company was obligated to repurchase the remaining outstanding Series A Convertible Preferred Stock at the original issuance price. In addition, the exercise price of the existing Series D Warrants originally issued in conjunction with the 2015 Sabby Purchase Agreement was reduced from $12.30 to $8.75 per share on the effective date of the 2016 Sabby Purchase Agreement. Sabby converted 1,000 shares of Series B Convertible Preferred Stock into 200,000 shares of Common Stock during 2016.

During the six months ended June 30, 2018 and 2017 Sabby converted 4,571 and 601 shares of Series B Convertible Preferred stock into 914,200 and 120,200 shares of Common Stock, respectively. As of June 30, 2018, there were no shares of Series B Convertible Preferred Stock outstanding.

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

On March 7, 2017, the Company completed the Merger with Essentialis and issued 3,783,388 shares of common stock to shareholders of Essentialis. Pursuant to the terms of the Merger Agreement, the Company held back shares of common stock as partial recourse to satisfy indemnification claims. Effective March 7, 2018, on the 1-year anniversary of the closing of the merger, the Company issued 180,667 shares for the previously held back amount. In the second quarter of 2018 there were 903,367 additional shares of common stock issued upon the achievement of a development milestone. In total, 4,867,422 shares of common stock were issued to Essentialis stockholders. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, the Company is obligated to make cash earnout payments of up to a maximum of $30 million to Essentialis stockholders. The merger consideration described above will be reduced by any such shares of common stock issuable, or cash earnout payments payable, to Essentialis’ management carve-out plan participants and other service providers of Essentialis, in each case, in accordance with the terms of the Merger Agreement.

On January 27, 2017, the Company entered into the 2017 Aspire Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million in value of shares of the Company’s common stock over the 30-month term of the purchase agreement. Further, on the date of the closing of the financing, as defined in the Merger Agreement, the Company shall sell to Aspire Capital, and Aspire Capital shall purchase from the Company an aggregate of $2.0 million of the Company’s common stock.

In December 2017, the Company entered into a Securities Purchase Agreement, or the Unit Purchase Agreement, with purchasers of the Company’s securities pursuant to which the Company sold and issued 8,141,116 immediately separable units at a price per unit of $1.84 for aggregate gross proceeds of approximately $15.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.74 of a share of the Company’s common stock at an exercise price of $2.00 per share, for an aggregate of 8,141,116 shares of common stock, and corresponding warrants, or the 2017 PIPE Warrants, to purchase 6,024,425 shares of common stock. Soleno refers to the Shares and the Warrant Shares collectively as the Resale Shares. The Company also granted certain registration rights to the investors pursuant to the Unit Purchase Agreement pursuant to which, among other things, the Company prepared and filed a registration statement with the SEC to register for resale the Resale Shares. The registration statement was declared effective in February 2018.

Stock Incentive Plan

The Company has adopted the 1999 Incentive Stock Plan, the 2010 Equity Incentive Plan, and the 2014 Equity Incentive Plan, or the 2014 Plan, and together, the Plans. The 1999 Incentive Stock Plan expired in 2009, and the 2010 Equity Incentive Plan has been closed to new issuances. Under the 2014 Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or performance shares to employees, directors, advisors, and consultants. Options granted under the 2014 Plan may be incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and directors.

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. There have been no grants of stock appreciation rights, performance units or performance shares as of June 30, 2018. As of June 30, 2018, a total of 1,150,218 shares are available for future grant under the 2014 Plan.

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the three months ended June 30, 2018 and 2017 of $198,000 and $443,000, respectively of which $19,000 and $38,000 was recorded in discontinued operations during the three months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the six months ended June 30, 2018 and 2017 of $558,000 and $628,000, respectively of which $38,000 and $83,000 was recorded in discontinued operations during the six months ended June 30, 2018 and 2017, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

Stock compensation expense was allocated between departments in continuing operations as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$34	$37	$140	$47
General and administrative	145	368	380	498

Total	$179	$405	$520	$545

Stock Options

The Company granted options to purchase 119,586 and 610,755 shares of the Company’s common stock during the three months ended June 30, 2018 and 2017, respectively, and granted options to purchase 736,086 and 622,755 shares of the Company’s common stock during the six months ended June 30, 2018 and 2017, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected life (years)	5.5	5.78-6.08	5.5-6.02	5.5-6.08
Risk-free interest rate	2.8%	1.9%-2.1%	2.7%-2.8%	1.9%-2.2%
Volatility	70%	69%	70%	61%-69%
Dividend rate	— %	— %	— %	— %

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

•

Expected dividend yield: The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes stock option transactions for the six months ended June 30, 2018 as issued under the Plans:

	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Balance at December 31, 2017	1,026,987	$9.99	7.94
Options granted	736,086	1.68
Options exercised	—
Options canceled/forfeited	(95,177)	14.63

Balance at June 30, 2018	1,667,896	$6.06	8.75

Options vested at June 30, 2018	656,360	$11.13	7.91

Options vested and expected to vest at June 30, 2018	1,667,896	$6.06	8.75

The weighted-average grant date fair value of employee options granted was $1.09 and $3.05 per share for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, total unrecognized employee stock-based compensation was $1.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years. As of June 30, 2018, the outstanding stock options had an intrinsic value of $0.5 million.

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

Restricted Stock Units

There were 99,217 restricted stock units granted by the Company during the six months ended June 30, 2018 to employees and nonemployees. The shares were 100% vested on the grant date and were valued based on the Company’s common stock price on the grant date, with all of the related stock-based compensation expense recognized at that time.

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

As of June 30, 2018, there were no purchases by employees under the ESPP.

Series D Warrants

The Company issued 256,064 Series D Warrants in October 2015, which are exercisable into 586,182 shares of the company’s Common Stock, with an exercise price of $12.30 and a term of five years expiring on October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirements to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of this securities agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.

Accounting Treatment

The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants

As of June 30, 2018, the Company had 102,070 Common Stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had outstanding 1,851 Common Stock warrants issued in 2009, with an exercise price of $108.00 and a term of 10 years, expiring in January 2019 and 16,500 Common Stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 9. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three and six months ended June 30, 2018 and 2017, the effect of issuing the potential Common Stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares).

	As of June 30
	2018	2017
Convertible preferred stock	—	2,435,800
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	1,667,896	1,182,803
Warrants issued in 2009 to purchase common stock	1,851	1,851
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A warrants to purchase common stock	485,121	485,121
Series C warrants to purchase common stock	118,083	118,083
Series D warrants to purchase common stock	586,182	586,162
2017 PIPE warrants	6,024,425	—

Total	9,002,128	4,928,390

Note 10. Fair Value of Contingent Consideration

On March 7, 2017, the Company acquired Essentialis through the Merger of the Company’s wholly-owned subsidiary, Company E Merger Sub, Inc., a Delaware corporation, or the Merger Sub, whereby Merger Sub merged into Essentialis, with Essentialis surviving the merger as a wholly owned subsidiary of the Company.

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

Management engaged independent professional assistance and advice in order to assess the fair value of the contingent stock and cash consideration as of March 7, 2017 and December 31, 2017. During the process of determining the fair value of the contingent consideration at December 31, 2017, the Company became aware that certain of the subjective assumptions made at the time of the initial valuation should be modified based upon management’s increased understanding of the commercial capabilities of the DCCR drug. Accordingly, the Company determined that it was appropriate to adjust the provisional valuation amounts recorded for the contingent stock and cash consideration made at the inception in March 2017. As a result, the value of the contingent cash consideration to be paid upon completing successive sales milestones increased and the value of the contingent stock consideration payable upon timing milestones was reduced; the resulting combined change to the total contingent consideration was not material. The initial valuation of the contingent consideration determined the fair value of the contingent stock consideration to be $4.2 million and the fair value of the contingent cash consideration to be $1.1 million, for the combined value of $5.3 million. The revision of the initial valuation of the contingent consideration, made within the measurement period, determined the fair value of the contingent stock consideration to be $2.7 million and the fair value of the contingent cash consideration to be $2.6 million, for the combined value of $5.3 million.

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

The probability weighted milestone payments were discounted to determine the present value of future cash payments. The analysis utilized the weighted average cost of capital, or WACC, discount rate which was estimated to be 20%.

The fair value of the liability for the contingent consideration payable by the Company achieving the commercial sales milestones of $100 million and $200 million was initially established as approximately $2.6 million at the time of the merger and approximately $5.4 million at June 30, 2018, based on the Company’s assessment that it could reach the commercial sales milestones in 2024 and 2026, respectively.

Note 11. Compensation Plan for Board Members

In 2017, the Compensation Committee of the Board of Directors recommended, and the Board approved a revised compensation plan pursuant to which all board fees are paid in Common Stock of the Company. Payment to the Board of Directors in shares of the Company’s Common Stock is made after the close of the quarter in which the compensation is earned. During the six months ended June 30, 2018 and 2017, the Company issued 77,444 and 31,550 shares, respectively, of Common Stock to its Board members for fees earned.

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

Overview

We were incorporated in the State of Delaware on August 25, 1999, and are located in Redwood City, California. On May 8, 2017, we received stockholder approval to amend our Amended and Restated Certificate of Incorporation to change our name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” We were initially established as a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz ® Allergy Relief, or Serenz; CoSense ® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly and which can lead to adverse neurological outcomes; and, products that included temperature probes, scales, surgical tables, and patient surfaces.

Our previously wholly-owned subsidiary NFI also marketed innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets.

On December 22, 2016, we entered into the Merger Agreement with Essentialis. Essentialis’s efforts prior to the Merger were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis has tested DCCR as a treatment for PWS, a complex metabolic/neurobehavioral disorder. DCCR has orphan designation for the treatment of PWS in the U.S. as well as in the E.U. Consummation of the Merger was subject to various closing conditions, including our consummation of a financing of at least $8 million at, or substantially contemporaneous with, the closing of the Merger, which occurred on March 7, 2017 and the receipt of stockholder approval of the Merger at a special meeting of our stockholders, which was held on March 6, 2017.

We subsequently explored opportunities, and made a decision to divest, sell or otherwise dispose of the CoSense, NeoForce and Serenz businesses. Accordingly, and pursuant to ASC 205-20-45-10, the assets and liabilities related to the discontinued operations of CoSense, NeoForce and Serenz businesses are presented separately in the Balance Sheet as held for sale items, and the related operations reported herein for the CoSense, NeoForce and Serenz businesses are reported as discontinued operations in the Statement of Operations.

We now focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our current research and development efforts are primarily focused on advancing our lead candidate, DCCR tablets for the treatment of PWS, into late-stage clinical development.

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

On July 27, 2018 the FDA has granted Fast Track designation to DCCR for the treatment of PWS. Soleno is currently conducting a Phase III clinical trial of DCCR for the treatment of PWS.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 3 of our most recent Form 10-K.

Results of Continuing Operations

Comparison of the three months ended June 30, 2018 and 2017, from continuing operations

	Three Months Ended June 30,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$1,714	$773	$941	122%
General and administrative	1,766	2,195	(429)	20%
Change in fair value of contingent consideration	(67)	—	(67)	—

Total operating expenses	3,413	2,968	445	15%

Operating loss	(3,413)	(2,968)	(445)	15%
Other income (expense)
Cease-use income	3	—	3	—
Change in fair value of warrants liabilities	(3,834)	(91)	(3,743)	4,113%
Interest and other income	30	3	27	900%

Total other income (expense)	(3,801)	(88)	(3,713)	4,219%

Loss from continuing operations	(7,214)	(3,056)	(4,158)	136%
Loss from discontinued operations	(423)	(913)	490	54%

Net loss	$(7,637)	$(3,969)	$(3,668)	92%

Revenue

We have yet not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through June 30, 2018, have generated no revenue in continuing operations.

Research and development expense

Research and development expense of $1.7 million for the three months ended June 30, 2018 increased by $941,000 over the three months ended June 30, 2017, resulting primarily from expenditures for the Phase III trial of DCCR that the Company commenced in May 2018 in its efforts directed toward development of DCCR which we acquired with the Essentialis acquisition in March 2017.

General and administrative expense

General and administrative expense of $1.8 million for the three months ended June 30, 2018 decreased $429,000 from the three months ended June 30, 2017. The decrease was primarily a result of a decrease in personnel related costs of $281,000 due to planned headcount reductions as well as a $156,000 decrease in spending for professional fees as the Company continues to curb and monitor spending for only DCCR.

Change in fair value of contingent consideration

The $67,000 for the three months ended June 30, 2018 represents the change in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on an expected likelihood of achieving commercial sales milestones of $100 million and $200 million. There was no change in the fair value of this contingent consideration during the three months ended June 30, 2017.

Other income (expense)

Net other expense of $3.8 million in the three months ended June 30, 2018, increased by $3.7 million from net other expense of $88,000 in the three months ended June 30, 2017. This increase was primarily due to a $3.7 million increase in the fair value for the Company’s outstanding warrants during the three months ended June 30, 2018, primarily for the 2017 PIPE warrants, and to a lesser extent, the Series A warrants.

Comparison of the six months ended June 30, 2018 and 2017, from continuing operations

	Six Months Ended June 30,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$2,894	$1,100	$1,794	163%
Sales and marketing	—	27	(27)	100%
General and administrative	3,633	3,214	419	13%
Change in fair value of contingent consideration	361	—	361	—

Total operating expenses	6,888	4,341	2,547	59%

Operating loss	(6,888)	(4,341)	(2,547)	59%
Other income (expense)
Cease-use income (expense)	6	(2)	8	400%
Change in fair value of warrants	(3,622)	(160)	(3,462)	2,164%
Interest and other income (expense)	49	(598)	647	108%

Other income (expense)	(3,567)	(760)	(2,807)	369%

Loss from continuing operations	(10,455)	(5,101)	(5,354)	105%
Loss from discontinued operations	(937)	(1,755)	818	47%

Net loss	$(11,392)	$(6,856)	$(4,536)	66%

Revenue

We have yet not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through June 30, 2018, have generated no revenue in continuing operations.

Research and development expense

Research and development expense of $2.9 million for the six months ended June 30, 2018 increased by $1.8 million over the six months ended June 30, 2017, resulting primarily from efforts directed toward development of DCCR which we acquired with the Essentialis acquisition on March 7, 2017.

Sales and marketing expense

Sales and marketing expense of $27,000 for the six months ended June 30, 2017 consisted of expense incurred to revise our website. We have not yet commenced commercialization of DCCR, its current sole novel therapeutic product, and accordingly, through June 30, 2018, have incurred no sales and marketing activities in continuing operations.

General and administrative expense

General and administrative expense of $3.6 million for the six months ended June 30, 2018 increased $419,000 over the six months ended June 30, 2017. The increase was primarily from a $380,000 increase in the amortization expense of the patent intangible acquired in the March 7, 2017 Merger with Essentialis, as 2017 only had amortization for a portion of the six months compared to the entire period in 2018. In addition, during the three months ended March 31, 2017, $267,000 of legal fees that had been previously recorded as expense in an earlier quarter were reclassified as transaction costs to increase the cost of the intangible asset acquired with the Merger with Essentialis. Professional fees and investor costs also increased by $425,000 between the two periods, primarily related to financing activities and regulatory filings required in 2018. These increases were offset by a decrease in personnel related costs of $529,000 due to planned headcount reductions, and $127,000 of general planned cost reductions including the sublease of excess facility space during 2018.

Change in fair value of contingent consideration

The $361,000 for the six months ended June 30, 2018 represents the change in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on an expected likelihood of achieving commercial sales milestones of $100 million and $200 million. There was no change in the fair value of this contingent consideration during the six months ended June 30, 2017.

Other income (expense)

Net other expense of $3.6 million in the six months ended June 30, 2018, increased by $2.8 million from net other expense of $760,000 in the six months ended June 30, 2017. This increase was primarily due to a $3.6 million increase in the fair value for the Company’s outstanding warrants during the six months ended June 30, 2018, primarily for the 2017 PIPE warrants, and to a lesser extent, the Series A warrants. This amount was offset by a $647,000 decrease in expense due to primarily to the fact that during the six months ended June 30, 2017 there were commitment shares issued to Aspire Capital with a value of approximately $600,000.

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

Comparison of the three months ended June 30, 2018 and 2017, from discontinued operations

	Three Months Ended June 30,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Product revenue	$3	$376	$(373)	99%
Cost of product revenue	(23)	323	(346)	107%

Gross profit	26	53	(27)	51%
Operating expenses:
Research and development	302	647	(345)	53%
Sales and marketing	13	96	(83)	86%
General and administrative	134	257	(123)	48%

Total operating expenses	449	1,000	(551)	55%

Operating loss	(423)	(947)	524	55%
Other income (expense), net	—	34	(34)	100%

Net loss from discontinued operations	$(423)	$(913)	$490	54%

Product revenue

Revenue related to our discontinued operations was $3,000 during the three months ended June 30, 2018, a $373,000 decrease from the three months ended June 30, 2017, resulting primarily from the sale of the NeoForce business in July 2017.

Cost of product revenue

Cost of product revenue related to our discontinued operations has declined in relation to the decrease in sales activity, resulting from the sale of the NeoForce business in July 2017. The negative amount during the three months ended June 30, 2018 was the result of returned product during the period.

Research and development expense

Research and development expense related to our discontinued operations decreased by $345,000 from the three months ended June 30, 2017 to the same period of 2018. The decrease primarily resulted from the sale of NFI in July 2017, and the curtailment of spending towards the development of the Serenz product during 2017.

Sales and marketing expense

Sales and marketing expense during the three months ended June 30, 2018 was $13,000, representing a $83,000 decrease from the three months ended June 30, 2017. The decrease is largely attributed to our stopping the promotion and sales of the Serenz product in the second quarter of 2017. The sales and marketing expenses relating to our discontinued operations during the three months ended June 30, 2018 relate only to Capnia’s marketing of its products.

General and administrative expense

General and administrative expense associated with our discontinued operations was $134,000 during the three months ended June 30, 2018, a decrease of $123,000 from the three months ended June 30, 2017. The decrease was primarily due to the sale of the NeoForce business in July 2017.

Other income and (expense)

Other income and expense associated with discontinued operations has been nominal in the periods reported.

Comparison of the six months ended June 30, 2018 and 2017, from discontinued operations

	Six Months Ended June 30,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Product revenue	$54	$641	$(587)	92%
Cost of product revenue	28	532	(504)	95%

Gross profit	26	109	(83)	76%
Operating expenses:
Research and development	703	1,314	(611)	46%
Sales and marketing	24	183	(159)	87%
General and administrative	236	396	(160)	40%

Total operating expenses	963	1,893	(930)	49%

Operating loss	(937)	(1,784)	847	47%
Other income (expense), net	—	29	(29)	100%

Net loss from discontinued operations	$(937)	$(1,755)	$818	47%

Product revenue

Revenue related to our discontinued operations was $54,000 during the six months ended June 30, 2018, a $587,000 decrease from the six months ended June 30, 2017, resulting primarily from the sale of the NFI business in July 2017.

Cost of product revenue

Cost of product revenue related to our discontinued operations has declined in relation to the decrease in sales activity, resulting from the sale of the NFI business in July 2017.

Research and development expense

Research and development expense related to our discontinued operations decreased by $611,000 from the six months ended June 30, 2017 to the same period of 2018. The decrease primarily resulted from the sale of NFI in July 2017, and the curtailment of spending towards the development of the Serenz product during 2017.

Sales and marketing expense

Sales and marketing expense during the six months ended June 30, 2018 was $24,000, representing a $159,000 decrease from the six months ended June 30, 2017. The decrease is largely attributed to our stopping the promotion and sales of the Serenz product in the second quarter of 2017. The sales and marketing expenses relating to our discontinued operations during the six months ended June 30, 2018 relate only to Capnia’s marketing of its products.

General and administrative expense

General and administrative expense associated with our discontinued operations was $236,000 during the six months ended June 30, 2018, a decrease of $160,000 from the six months ended June 30, 2017. The decrease was primarily due to the sale of NFI in July 2017.

Other income and (expense)

Other income and expense associated with discontinued operations has been nominal in the periods reported.

Liquidity and Capital Resources

We had a net loss of $11.4 million for the six months ended June 30, 2018 and an accumulated deficit of $125.4 million at June 30, 2018 from having incurred losses since our inception. We had $11.4 million of working capital at June 30, 2018 and used $5.3 million of cash in operating activities during the six months ended June 30, 2018. We have financed our operations principally through issuances of equity securities.

We have continued to focus on expense control, including reducing our workforce, eliminating outside consultants, reducing legal fees and implementing a plan to allow Board members to receive common stock, in lieu of cash payments.

On December 11, 2017, we entered into the Unit Purchase Agreement with certain stockholders, pursuant to which we sold and issued 8,141,116 immediately separable units at a price per unit of $1.84, for aggregate gross proceeds of $15.0 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.74 shares of our common stock at an exercise price of $2.00 a share, for an aggregate of 8,141,116 shares and corresponding warrants to purchase an aggregate of 6,024,425 warrant shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we prepared and filed a registration statement with the SEC to register for resale the Resale Shares. The registration statement was declared effective in February 2018.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in continuing operating activities	$(4,501)	$(3,440)
Net cash used in discontinued operating activities	(769)	(1,735)

Net cash used in operating activities	(5,270)	(5,175)

Net cash used in continuing investing activities	(1)	(3)
Net cash used in discontinued investing activities	—	(1)

Net cash used in investing activities	(1)	(4)

Net cash provided by continuing financing activities	—	10,000
Net cash provided by discontinued financing activities	825	—

Net cash provided by financing activities	825	10,000

Net increase (decrease) in cash, cash equivalents and restricted cash
Continuing operations	(4,502)	6,616
Discontinued operations	56	(1,795)

Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,446)	$4,821

Continuing Operations

Cash used in operating activities

During the six months ended June 30, 2018, operating activities used net cash of $4.5 million, which was primarily due to the loss from continuing operations of $10.5 million, adjusted for non-cash expenses of $983,000 for depreciation and amortization, $656,000 of expenses paid with common stock or equity awards, and $4.0 million for the change in fair value of stock warrants and contingent consideration. Additionally, an increase in accounts payable and a decrease in prepaid expenses and accrued compensation and other current liabilities offset the cash usage by $332,000.

During the six months ended June 30, 2017, operating activities used net cash of $3.4 million, which was primarily due to the loss from continuing operations of $5.0 million, adjusted for non-cash expenses of $570,000 for depreciation and amortization, $658,000 of non-cash expenses paid with common stock or equity awards, $165,000 for the change in fair value of stock warrants and contingent consideration, and $602,000 for issuing shares to Aspire Capital. There were also decreases in prepaid expenses and other current assets, accounts payable, accrued compensation and other current liabilities and other long-term liabilities that contributed to the cash usage by $334,000.

Cash used in investing activities

Cash used in investing activities in the six months ended June 30, 2018 and June 30, 2017 represents the costs of acquiring property and equipment.

Cash provided by financing activities

There were no financing activities related to continued operations during the six months ended June 30, 2018. During the six months ended June 30, 2017, we received $10.0 million as a result of the completion of the concurrent financing associated with the Essentialis Merger.

As of June 30, 2018, we had cash, cash equivalents and restricted cash of approximately $12.6 million.

We do not believe that we have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. We expect to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue its therapeutic product development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this report.

Discontinued Operations

Cash used in operating activities

During the six months ended June 30, 2018 we used net cash of $769,000 for discontinued operating activities, resulting primarily from the loss from discontinued operations of $937,000 partially offset by $51,000 of non-cash expenses associated with stock compensation and depreciation and amortization. Changes in the discontinued operations working capital accounts also offset the cash used by $117,000, primarily from the decrease in various asset balances. During the six months ended June 30, 2017, we used net cash of $1.7 million for discontinued operating activities, resulting primarily from the loss from discontinued operations of $1.8 million, partially offset by $150,000 of non-cash expenses associated with stock compensation and depreciation and amortization Changes in the discontinued operations working capital accounts contributed $129,000 to the cash used. The decrease from the six months ended June 30, 2017 to June 30, 2018 was primarily due to the lower comparative level of operating activities for the discontinued operating activities.

Cash used in investing activities

There were no investing activities related to discontinued operations during the six months ended June 30, 2018. During the six months ended June 30, 2017, we used $1,000 of cash in investing activities related to discontinued operations for the purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities related to discontinued operations was $825,000 during the six months ended June 30, 2018, representing the cash received during the period from our joint venture partner. There were no financing activities related to discontinued operations during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2018. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2018	SOLENO THERAPEUTICS, INC.

	By:	/s/ Jonathan Wolter
Jonathan Wolter Chief Financial Officer (authorized officer and principal financial and accounting officer)