Form 10-Q
period 2018-09-30
SOLENO THERAPEUTICS INC
filed 2018-11-14
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,“ “smaller reporting company,“ and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2018, there were 21,435,241 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$10,239	$17,100
Restricted cash	—	35
Prepaid expenses and other current assets	327	343
Current assets held for sale	847	516

Total current assets	11,413	17,994
Long-term assets
Property and equipment, net	14	23
Other assets	—	126
Intangible assets, net	18,955	20,413
Long-term assets held for sale	453	466

Total assets	$30,835	$39,022

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,245	$633
Accrued compensation and other current liabilities	1,153	973
Current liabilities held for sale	110	127

Total current liabilities	2,508	1,733
Long-term liabilities
Series A warrant liability	58	70
Series C warrant liability	2	6
2017 PIPE warrant liability	6,641	5,076
Contingent liability for Essentialis purchase price	5,671	5,082
Other liabilities	—	13
Long-term liabilities held for sale	1,750	225

Total liabilities	16,630	12,205

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 are designated at September 30, 2018 and December 31, 2017; nil and 4,571 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,435,241 and 19,238,972 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	21	19
Additional paid-in-capital	141,479	140,495
Accumulated deficit	(127,295)	(113,697)

Total stockholders’ equity	14,205	26,817

Total liabilities and stockholders’ equity	$30,835	$39,022

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$2,092	$946	$4,986	$2,046
Sales and marketing	—	—	—	26
General and administrative	1,558	1,685	5,191	4,900
Change in fair value of contingent consideration	228	—	589	—

Total operating expenses	3,878	2,631	10,766	6,972

Operating loss	(3,878)	(2,631)	(10,766)	(6,972)

Other income (expense)
Cease-use income	—	5	6	3
Change in fair value of warrants liabilities	1,543	131	(1,549)	(29)
Interest and other income (expense)	26	3	75	(595)

Total other income (expense)	1,569	139	(1,468)	(621)

Loss from continuing operations	(2,309)	(2,492)	(12,234)	(7,593)
Loss from discontinued operations
Operating loss	(427)	(1,086)	(1,364)	(2,841)
Loss on sale of assets	—	(208)	—	(208)

Total	(427)	(1,294)	(1,364)	(3,049)

Net loss	$(2,736)	$(3,786)	$(13,598)	$(10,642)

Loss per common share from continuing operations, basic and diluted	$(0.11)	$(0.26)	$(0.60)	$(0.94)
Loss per common share from discontinued operations, basic and diluted	(0.02)	(0.13)	(0.07)	(0.37)

Net loss per common share, basic and diluted	$(0.13)	$(0.39)	$(0.67)	$(1.31)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	21,432,482	9,670,543	20,443,044	8,109,187

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,598)	$(10,642)
Loss from discontinued operations	(1,364)	(3,049)

Loss from continuing operations	(12,234)	(7,593)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,473	1,029
Stock-based compensation expense	731	749
Board fees paid with common stock	197	195
Change in fair value of stock warrants	1,549	29
Change in fair value of contingent consideration	589	—
Non-cash expense of issuing shares to Aspire Capital	—	602
Change in operating assets and liabilities:
Prepaid expenses and other current assets	142	101
Accounts payable	612	232
Accrued compensation and other current liabilities	167	(74)
Other long-term liabilities	—	(20)

Net cash used in continuing operating activities	(6,774)	(4,750)
Net cash used in discontinued operating activities	(1,173)	(2,468)

Net cash used in operating activities	(7,947)	(7,218)

Cash flows from investing activities:
Costs of Essentialis acquisition paid	—	(573)
Purchases of property and equipment	(6)	(4)

Net cash used in continuing investing activities	(6)	(577)
Net cash provided by discontinued investing activities	—	716

Net cash provided by (used) in investing activities	(6)	139

Cash flows from financing activities:
Proceeds from issuance of common stock	—	10,000

Net cash provided by continuing financing activities	—	10,000
Net cash provided by discontinued financing activities	1,525	—

Net cash provided by financing activities	1,525	10,000

Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	(6,780)	4,673
Net increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	352	(1,752)

Net increase (decrease) in cash, cash equivalents and restricted cash	(6,428)	2,921
Net increase in cash and cash equivalents included in current assets held for sale	(468)	—

Cash, cash equivalents and restricted cash, beginning of period	17,135	2,761

Cash, cash equivalents and restricted cash, end of period	$10,239	$5,682

Supplemental disclosures of non-cash investing and financing information
Issuance of common stock in Essentialis acquisition	$—	$18,764

Contingent consideration of Essentialis acquisition	$—	$1,090

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

September  30, 2018

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

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

The Company’s previously wholly-owned subsidiary, NeoForce, Inc. or NFI, through which the Company acquired substantially all of the assets of an unrelated privately-held company, NeoForce Group, Inc., or NeoForce, also marketed innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets.

The Company acquired Essentialis, Inc., or Essentialis, through a merger, or the Merger, on March 7, 2017, pursuant to Merger Agreement and Plan of Merger dated December 22, 2016. Essentialis’s efforts prior to the Merger were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis has tested Diazoxide Choline Controlled Release Tablet, or DCCR, as a treatment for Prader-Willi Syndrome, or PWS, a complex metabolic/neurobehavioral disorder. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U. Consummation of the Merger was subject to various closing conditions, including the Company’s consummation of a financing of at least $8 million at, or substantially contemporaneous with, the closing of the Merger, which occurred on March 7, 2017 and the receipt of stockholder approval of the Merger at a special meeting of its stockholders, which was held on March 6, 2017.

Soleno subsequently explored opportunities to divest, sell or otherwise dispose of the CoSense, NFI and Serenz businesses. Accordingly, and pursuant to ASC 205-20-45-10, the assets and liabilities related to the discontinued activities of CoSense, NFI and Serenz are presented separately in the balance sheet as held for sale items, and the related operations reported herein for the CoSense, NFI and Serenz activities are reported as discontinued operations in the Statement of Operations.

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

The Company sold its entire interest in NFI in a stock transaction that was completed on July 18, 2017, pursuant to a Stock Purchase Agreement dated July 18, 2017, or the NFI Purchase Agreement, entered into with Neoforce Holdings, Inc., a wholly-owned subsidiary of Flexicare Medical Limited, a privately-held United Kingdom company, for $720,000 and adjustments for inventory and the current cash balances held at NFI.

On December 4, 2017, Soleno, and its wholly-owned subsidiary, Capnia, Inc., a Delaware corporation, or Capnia, entered into a joint venture with OptAsia Healthcare Limited, or OAHL. The purpose of the joint venture is to develop and commercialize medical monitors, including CoSense, that measure end-tidal carbon monoxide in breath to assist in the detection of excessive hemolysis in neonates, a condition in which red blood cells degrade rapidly and which can lead to adverse neurological outcomes.

The Company continues to separately evaluate alternatives for its Serenz portfolio.

Restatement of prior periods

During the preparation of the condensed consolidated financial statements as of September 30, 2018 and for the related three- and nine-months then ended, the Company determined that an error had been made in certain previously reported consolidated balance sheets and statements of operations for the valuation and resultant reporting of fair value for the Company’s Series A Warrants, resulting in the value of the warrant liability being overstated. The Company has adjusted the prior period information reported in the current period. The Company determined that the error was not material to any of the previously reported periods in which the error occurred and has not amended any previously issued consolidated financial statements.

The following table (in thousands, except share and per share amounts) sets forth the effects of the restatement on affected items within the Company’s previously reported Consolidated Balance Sheets and Statements of Operations for the periods ended December 31, 2017, March 31, 2018, and June 30, 2018, had the adjustments been made in the corresponding quarters.

	As of December 31, 2017			As of March 31, 2018			As of June 30, 2018			As of June 30, 2018
	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated
Series A Warrant liability	$352	$(282)	$70	$291	$(233)	$58	$1,015	$(812)	$203	$1,015	$(812)	$203
Total liabilities	12,487	(282)	12,205	13,312	(233)	13,079	17,507	(812)	16,695	17,507	(812)	16,695
Accumulated deficit	(113,979)	282	(113,697)	(117,734)	233	(117,501)	(125,371)	812	(124,559)	(125,371)	812	(124,559)

	Year Ended December 31, 2017			Quarter Ended March 31, 2018			Quarter Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated
Change in fair value of warrant liabilities	(967)	282	(685)	212	(49)	163	(3,834)	579	(3,255)	(3,622)	530	(3,092)
Total other income (expense)	(1,553)	282	(1,271)	234	(49)	185	(3,801)	579	(3,222)	(3,567)	530	(3,037)
Pro Forma net loss per common share	$(1.75)	$(0.04)	$(1.71)	$(0.19)	$-	$(0.19)	$(0.38)	$0.03	$(0.35)	$(0.57)	$0.03	$(0.54)

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $13.6 million for the nine months ended September 30, 2018 and has an accumulated deficit of $127.3 million at September 30, 2018 resulting from having incurred losses since its inception. The Company has $8.9 million of working capital at September 30, 2018 and used $7.9 million of cash in its operating activities during the nine months ended September 30, 2018. The Company has financed its operations principally through issuances of equity securities.

The Company has continued to focus on expense control, including reducing its workforce, reducing outside consultants, reducing legal fees and implementing a policy providing for Board members to receive common stock in lieu of cash payments for Board service compensation.

On December 11, 2017, the Company entered into the Unit Purchase Agreement with certain stockholders, pursuant to which the Company sold and issued 8,141,116 immediately separable units at a price per unit of $1.84, for aggregate gross proceeds of $15.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.74 shares of the Company’s common stock at an exercise price of $2.00 a share, for an aggregate of 8,141,116 shares of common stock and corresponding warrants to purchase an aggregate of 6,024,425 warrant shares of common stock and underlying warrants, together referred to as the Resale Shares. The Company also granted certain registration rights to these stockholders, pursuant to which, among other things, the Company prepared and filed a registration statement with the Securities and Exchange Commission, or SEC, to register for resale the Resale Shares. The registration statement was declared effective on February 6, 2018.

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

The Company expects to continue incurring losses for the foreseeable future and may be required to raise additional capital to complete its clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the Company’s access to such capital resources is uncertain and is not assured. If the Company is unable to secure additional capital, it may be required to curtail its clinical trials and development of new products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to complete its clinical trials and commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should it be unable to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the nine months ended September 30, 2018 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Below are those policies with current period updates.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2018, and results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. These classifications have no effect on the previously reported net loss or loss per share.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017 and early adoption is permitted. The Company adopted the standard in the first quarter of 2018. The adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, or SAB 118, to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act”, or the Tax Act, which became effective for the Company on January 1, 2018. The Company has adopted ASU 2018-09, and adoption of this ASU has no significant impact on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)”. ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 and ASU 2018-10, Codification Improvements to Topic 842, Leases. Topic 842 is effective for public entities with fiscal years beginning after December 15, 2018 and for all other entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, Topic 842 will be effective for the Company beginning in fiscal 2020, although early adoption is permitted. The Company is currently evaluating the potential impact of adoption of this standard on its condensed consolidated financial statements and the additional transition method under ASU 2018-11, which allows the Company to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2016-02 will be effective for the Company beginning in fiscal 2020, although early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its condensed consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2018-07 will be effective for the Company beginning in fiscal 2020. Early adoption is permitted, including in an interim period. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-08, “Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made”. The ASU clarifies and enhances current guidance about whether a transfer of assets (or the reduction, settlement, or cancellation of liabilities) is a contribution or an exchange transaction. In addition, the amendments clarify how an entity determines whether a resource provider is participating in an exchange transaction and improves the framework for determining whether a contribution is conditional or unconditional, and for distinguishing a donor-imposed condition from a donor-imposed restriction. ASU 2018-08 is effective for contributions received by public entities in annual periods beginning after June 15, 2018 and interim periods within those fiscal years. However, as the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2018-08 will be effective for contributions received beginning in fiscal 2019. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for the Company beginning in 2020. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has not yet evaluated the impact of adoption of this ASU on its condensed consolidated financial statements disclosures.

In August 2018, SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company plans to apply the new guidance to its condensed consolidated financial statements during the first quarter of 2019.

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

	Fair Value Measurements at September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$10,109	$10,109	$—	$—

Liabilities
Series A warrant liability	$58	$58	$—	$—
Series C warrant liability	2	—	—	2
2017 PIPE warrant liability	6,641	—	—	6,641
Essentialis purchase price contingency liability	5,671	—	—	5,671

Total common stock warrant and contingent consideration liability	$12,372	$58	$—	$12,314

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market fund	$16,790	$16,790	$—	$—

Liabilities
Series A warrant liability	$70	$70	$—	$—
Series C warrant liability	6	—	—	6
2017 PIPE warrant liability	5,076	—	—	5,076
Essentialis purchase price contingency liability	5,082	—	—	5,082

Total common stock warrant and contingent consideration liability	$10,234	$70	$—	$10,164

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

	Series A Warrant		Series C Warrant		2017 PIPE Warrants
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Purchase Price Contingent Liability
Balance at December 31, 2017	485,121	$70	118,083	$6	6,024,425	$5,076	$5,082
Change in value of Series A Warrants	—	(12)	—	—	—	—	—
Change in value of Series C Warrants	—	—	—	(4)	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	—	—	1,565	—
Change in value of contingent liability	—	—	—	—	—	—	589

Balance at September 30, 2018	485,121	$58	118,083	$2	6,024,425	$6,641	$5,671

Note 5. Discontinued Operations and Assets Held for Sale

(i) Assets held for sale and discontinued operations

Subsequent to the Merger with Essentialis described in Note 1, the Company explored opportunities to divest, sell or dispose of the CoSense, NFI, and Serenz businesses.

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

The components of the Balance Sheet accounts presented as assets and liabilities held for sale follow (in thousands).

	September 30, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$468	$—
Accounts receivable	4	50
Inventory	365	420
Prepaid expenses and other current assets	10	46

Total current assets held for sale	$847	$516

Long-term assets
Property and equipment, net	$18	$20
Other intangible assets	435	446

Total long-term assets held for sale	$453	$466

Current liabilities
Accounts payable	$61	$51
Accrued compensation and other current liabilities	49	76

Total current liabilities for sale	$110	$127

Long-term liabilities
Other long-term liabilities	$1,750	$225

Total long-term liabilities held for sale	$1,750	$225

The components of the Statements of Operations presented as Discontinued Operations follow (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenue	$6	$61	$60	$702
Cost of product revenue	2	237	30	769

Gross profit (loss)	4	(176)	30	(67)
Expenses
Research and development	306	632	1,009	1,946
Sales and marketing	1	37	25	220
General and administrative	124	204	360	600

Total expenses	431	873	1,394	2,766

Operating loss	(427)	(1,049)	(1,364)	(2,833)
Other income (expense)	—	(37)	—	(8)
Loss on sale of assets	—	(208)	—	(208)

Net loss from discontinued operations	$(427)	$(1,294)	$(1,364)	$(3,049)

Stock-based compensation expense classified in discontinued operations was $20,000 and $23,000 for the three months ended September 30, 2018 and 2017, respectively, and was $58,000 and $106,000 for the nine months ended September 30, 2018 and 2017, respectively.

(ii) NFI Sale

On September 2, 2015, the Company established NFI, a previously wholly owned subsidiary of the Company and through NFI, acquired substantially all of the assets of an unrelated privately held company, NeoForce.

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

(iii) CoSense Joint Venture Agreement

In December 2017, the Company entered into a joint venture with OAHL with respect to its CoSense product by agreeing to sell common shares of Capnia, its wholly-owned subsidiary, to OAHL. CoSense was Soleno’s first Sensalyze Technology Platform product to receive 510(k) clearances from the U.S. Food and Drug Administration, or FDA, and CE Mark certification. CoSense measures CO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. The first target market for CoSense is for the use of ETCO measurements to aid in detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. The Company’s entry into the joint venture results from a comprehensive review of strategic alternatives for its legacy products and product candidates following its transition to a primarily therapeutic drug product company. The terms of the Joint Venture Agreement provide that OAHL will invest up to a total of $2.2 million for Capnia’s common shares on an incremental quarterly basis commencing in December 2017. Going forward, OAHL will be responsible for funding a portion of the Capnia operations. The Joint Venture Agreement provides that Capnia will issue common shares to OAHL when the cumulative investment made by OAHL equals or exceeds $1.2 million. During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018, when OAHL’s investment was determined to exceed $1.2 million and as of such date reached the total value of $1,690,000. As of September 30, 2018, Capnia had issued no shares of common stock to OAHL. However, refer to Note 12 for information regarding the issuance of Capnia shares subsequent to September 30, 2018.

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

Since their issuance, a total of 4,800 Series A Warrants have been exercised. As of September 30, 2018, the fair value of the 485,121 outstanding Series A Warrants was $58,000, which represents a decrease of $145,000 and $12,000 in fair value during the three and nine months ended September 30, 2018, respectively, both of which were recorded as other income in the condensed consolidated statements of operations.

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

The Series C Warrants are exercisable into 118,083 shares of the Company’s Common Stock. As of September 30, 2018, the fair value of the Series C Warrants was determined to be $2,000, which represents a decrease of $3,000 and $4,000 in fair value during the three and nine months ended September 30, 2018, respectively, both of which were recorded as other income in the condensed consolidated statements of operations.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs.

	September 30, 2018	December 31, 2017
Volatility	90%	90%
Expected term (years)	1.42	2.17
Expected dividend yield	—%	—%
Risk-free rate	2.68%	1.57%

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants were issued on December 15, 2017 in the 2017 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2017 PIPE Offering, and entitle the holder to purchase one share of the Company’s common stock at an exercise price equal to $2.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2017 PIPE Warrants and terminating at the earlier of December 15, 2020 or 30 days following positive Phase III results for the DCCR tablet in PWS.

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

As of September 30, 2018, the fair value of the PIPE Warrants was determined to be approximately $6.6 million, which represents a decrease of $1.4 million and an increase of $1.6 million in fair value during the three and nine months ended September 30, 2018, respectively, both of which were recorded as other income (expense) in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	September 30, 2018	December 31, 2017
Volatility	70%	67%
Expected term (years)	0.8	0.8
Expected dividend yield	—%	—%
Risk-free rate	2.59%	1.76%

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

The Company also leased office space under a non-cancelable operating lease agreement that was set to expire in May 2015, and in February 2015 the Company signed an amendment to its lease agreement, extending the lease through June 2018. The amendment provided for monthly lease payments of $22,000 beginning in June 2015, with increases in the following two years. The Company subleased this facility in January 2016.

Rent expense was $78,000 and $62,000 for the three months ended September 30, 2018 and 2017, respectively, and was $246,000 and $405,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company has issued a total of 13,780 shares of Series B Convertible Preferred Stock under the Securities Purchase Agreement entered into on June 29, 2016 with Sabby Healthcare Master Fund Ltd and Sabby Volatility Warrant Fund Ltd, which are funds managed by Sabby Management, LLC, and which the Company collectively refers to as Sabby, as amended by Amendment No. 1 dated September 2016, referred to as the 2016 Sabby Purchase Agreement, with a par value of $0.001 and a stated value of $1,000 per share. The Series B Convertible Preferred Stock is convertible to Common Stock of the Company at the rate of 200 shares of Common Stock for each converted share of Series B Convertible Preferred Stock. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of Common Stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of Common Stock would result in Sabby having ownership in excess of 4.99%. The Series B Convertible Preferred Stock do not have an expiration date and are not redeemable at the option of the holders. In connection with each close of the Series B Convertible Preferred Stock, the Company was obligated to repurchase the remaining outstanding Series A Convertible Preferred Stock at the original issuance price. In addition, the exercise price of the existing Series D Warrants originally issued in conjunction with the 2015 Sabby Purchase Agreement was reduced from $12.30 to $8.75 per share on the effective date of the 2016 Sabby Purchase Agreement. Sabby converted 1,000 shares of Series B Convertible Preferred Stock into 200,000 shares of Common Stock during 2016.

During the nine months ended September 30, 2018 and 2017 Sabby converted 4,571 and 2,731 shares of Series B Convertible Preferred stock into 914,200 and 546,200 shares of Common Stock, respectively. As of September 30, 2018, there were no shares of Series B Convertible Preferred Stock outstanding.

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

On January 27, 2017, the Company entered into the 2017 Aspire Purchase Agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $17.0 million in value of shares of the Company’s common stock over the 30-month term of the purchase agreement. Additionally, on the date of the closing of the financing, as defined in the Merger Agreement, the Company issued to Aspire Capital, and Aspire Capital purchased from the Company an aggregate of $2.0 million of the Company’s common stock.

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

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. There have been no grants of stock appreciation rights, performance units or performance shares as of September 30, 2018. As of September 30, 2018, a total of 1,150,218 shares are available for future grant under the 2014 Plan.

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the three months ended September 30, 2018 and 2017 of $231,000 and $226,000, respectively of which $20,000 and $23,000 was recorded in discontinued operations during the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the nine months ended September 30, 2018 and 2017 was $789,000 and $855,000, respectively of which $58,000 and $106,000 was recorded in discontinued operations during the nine months ended September 30, 2018 and 2017, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

Stock compensation expense was allocated between departments in continuing operations as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$34	$23	$174	$70
General and administrative	177	181	557	679

Total	$211	$204	$731	$749

Stock Options

No options were granted by the Company during the three months ended September 30, 2018 and 2017. The Company granted options to purchase 736,086 and 622,755 shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Nine Months Ended September 30,
	2018	2017
Expected life (years)	5.5-6.02	5.5-6.08
Risk-free interest rate	2.7%-2.8%	1.9%-2.2%
Volatility	70%	61%-69%
Dividend rate	— %	— %

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

The following table summarizes stock option transactions for the nine months ended September 30, 2018 as issued under the Plans:

	Number of Options Outstanding	Weighted-Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Balance at December 31, 2017	1,026,987	$9.99	7.94
Options granted	736,086	1.68
Options exercised	—
Options canceled/forfeited	(95,177)	14.63

Balance at September 30, 2018	1,667,896	$6.06	8.50

Options vested at September 30, 2018	739,851	$10.44	7.77

Options vested and expected to vest at September 30, 2018	1,667,896	$6.06	8.50

The weighted-average grant date fair value of employee options granted was $1.09 and $3.05 per share for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, total unrecognized employee stock-based compensation was $1.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years. As of September 30, 2018, the outstanding stock options had an intrinsic value of $0.4 million.

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

Restricted Stock Units

There were 99,217 restricted stock units granted by the Company during the nine months ended September 30, 2018 to employees and nonemployees. The shares were 100% vested on the grant date and were valued based on the Company’s common stock price on the grant date, with $159,000 of the related stock-based compensation expense recognized at that time.

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

As of September 30, 2018, there were no purchases by employees under the ESPP.

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

Other Common Stock Warrants

As of September 30, 2018, the Company had 102,070 Common Stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had outstanding 1,851 Common Stock warrants issued in 2009, with an exercise price of $108.00 and a term of 10 years, expiring in January 2019 and 16,500 Common Stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 9. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of Common Stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of Common Stock outstanding and dilutive potential Common Stock that would be issued upon the exercise of Common Stock warrants and options. For the three and nine months ended September 30, 2018 and 2017, the effect of issuing the potential Common Stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in Common Stock equivalent shares).

	As of September 30
	2018	2017
Convertible preferred stock	—	2,009,800
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	1,667,896	1,072,004
Warrants issued in 2009 to purchase common stock	1,851	1,851
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A warrants to purchase common stock	485,121	485,121
Series C warrants to purchase common stock	118,083	118,083
Series D warrants to purchase common stock	586,162	586,162
2017 PIPE warrants	6,024,425	—

Total	9,002,108	4,391,591

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

The fair value of the liability for the contingent consideration payable by the Company achieving the commercial sales milestones of $100 million and $200 million was initially established as approximately $2.6 million at the time of the merger and approximately $5.7 million at September 30, 2018, based on the Company’s assessment that it could reach the commercial sales milestones in 2024 and 2026, respectively.

Note 11. Compensation Plan for Board Members

In 2017, the Compensation Committee of the Board of Directors recommended, and the Board approved a revised compensation plan pursuant to which all board fees are paid in Common Stock of the Company. Payment to the Board of Directors in shares of the Company’s Common Stock is made after the close of the quarter in which the compensation is earned. During the nine months ended September 30, 2018 and 2017, the Company issued 98,818 and 58,589 shares, respectively, of Common Stock to its Board members for fees earned.

Note 12. Subsequent Event

The Joint Venture Agreement between the Company and OAHL provides that the Company’s previously wholly-owned subsidiary, Capnia, will issue common shares to OAHL when the cumulative investment made by OAHL equals or exceeds $1.2 million (see Note 5). In October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018, once each entity had concluded its quarterly and year-to-date record-keeping. As of September 30, 2018, Capnia had issued no shares of common stock to OAHL as the Company and OAHL had not concluded their review prior to the end of the quarter. Immediately after the close of the quarter ended September 30, 2018, the Company and OAHL reconciled and determined that the cumulative investment made by OAHL was $1,690,000 as of the end of the September 2018 quarter and Capnia issued 1,690,322 shares of its common stock to OAHL. Accordingly, the total shares of Capnia’s issued and outstanding common stock as of October 16, 2018, is 3,170,322, of which OAHL owns 1,690,322 shares, or 53.3% of the total outstanding shares, and the Company owns 1,480,000 shares, or 46.7% of the shares outstanding. After the sale by Capnia of the 53.3% of its common stock shares, Soleno will no longer have a controlling interest in Capnia and the financial statements of the previously wholly-owned subsidiary will no longer be consolidated with those of the Company. The Company’s remaining 46.7% ownership in Capnia will be recorded as an investment and initially measured at fair value. Any gain or loss on the deconsolidation will be included in Other income (expense) in the Company’s Consolidated Statement of Operations during the fourth quarter of 2018.

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

We subsequently explored opportunities, and made a decision to divest, sell or otherwise dispose of the CoSense, NFI and Serenz businesses. Accordingly, and pursuant to ASC 205-20-45-10, the assets and liabilities related to the discontinued activities of CoSense, NFI and Serenz businesses are presented separately in the balance sheet as held for sale items, and the related operations reported herein for the CoSense, NFI and Serenz activities are reported as discontinued operations in the Statement of Operations.

We now primarily focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our current research and development efforts are primarily focused on advancing our lead candidate, DCCR tablets for the treatment of PWS, into late-stage clinical development.

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

Results of Continuing Operations

Comparison of the three months ended September 30, 2018 and 2017, from continuing operations

	Three Months Ended September 30,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$2,092	$946	$1,146	121%
General and administrative	1,558	1,685	(127)	8%
Change in fair value of contingent consideration	228	—	228	—

Total operating expenses	3,878	2,631	1,247	47%

Operating loss	(3,878)	(2,631)	(1,247)	47%
Other income
Cease-use income	—	5	(5)	100%
Change in fair value of warrants liabilities	1,543	131	1,412	1,078%
Interest and other income	26	3	23	767%

Total other income	1,569	139	1,430	1,029%

Loss from continuing operations	(2,309)	(2,492)	183	7%
Loss from discontinued operations	(427)	(1,294)	867	67%

Net loss	$(2,736)	$(3,786)	$1,050	28%

Revenue

We have yet not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through September 30, 2018, have generated no revenue from continuing operations.

Research and development expense

Research and development expense of $2.1 million for the three months ended September 30, 2018 increased by $1.1 million over the three months ended September 30, 2017, resulting primarily from efforts directed toward development and commencement, during the quarter ended June 30, 2018, of the Phase III trial of DCCR which we acquired with the Essentialis acquisition on March 7, 2017.

General and administrative expense

General and administrative expense of $1.6 million for the three months ended September 30, 2018 decreased $127,000 from the three months ended September 30, 2017. The decrease was primarily a result of a decrease in personnel related expenses of $92,000 due to planned headcount reductions as well as a $30,000 decrease in rent expense as the lease on one of the Company’s facilities expired on June 30, 2018.

Change in fair value of contingent consideration

The $228,000 for the three months ended September 30, 2018 represents the change in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on our assessment of the expected likelihood of achieving commercial sales milestones of $100 million and $200 million in future years.

Other income

Other income of $1.6 million in the three months ended September 30, 2018, increased by $1.4 million from the three months ended September 30, 2017. This increase was primarily due to a $1.4 million larger decrease in the fair value for the Company’s outstanding warrants during the three months ended September 30, 2018, of which $1.4 million relates to the decrease in the valuation of the 2017 PIPE warrants.

Comparison of the nine months ended September 30, 2018 and 2017, from continuing operations

	Nine Months Ended September 30,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$4,986	$2,046	$2,940	144%
Sales and marketing	—	26	(26)	100%
General and administrative	5,191	4,900	291	6%
Change in fair value of contingent consideration	589	—	589	—

Total operating expenses	10,766	6,972	3,794	54%

Operating loss	(10,766)	(6,972)	(3,794)	54%
Other income (expense)
Cease-use income	6	3	3	100%
Change in fair value of warrants	(1,549)	(29)	(1,520)	5,241%
Interest and other income (expense)	75	(595)	670	113%

Other expense	(1,468)	(621)	(847)	136%

Loss from continuing operations	(12,234)	(7,593)	(4,641)	61%
Loss from discontinued operations	(1,364)	(3,049)	1,685	55%

Net loss	$(13,598)	$(10,642)	$(2,956)	28%

Revenue

We have yet not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through September 30, 2018, have generated no revenue from continuing operations.

Research and development expense

Research and development expense of $5.0 million for the nine months ended September 30, 2018 increased by $2.9 million over the nine months ended September 30, 2017, resulting primarily from efforts directed toward development and commencement, during the quarter ended June 30, 2018, of the Phase III trial of DCCR which we acquired with the Essentialis acquisition on March 7, 2017.

Sales and marketing expense

Sales and marketing expense of $26,000 for the nine months ended September 30, 2017 consisted of expense incurred to revise our website. We have not yet commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through September 30, 2018, have incurred no sales and marketing activities in continuing operations.

General and administrative expense

General and administrative expense of $5.2 million for the nine months ended September 30, 2018 increased $291,000 over the nine months ended September 30, 2017. The increase was primarily from a $415,000 increase in the amortization expense of the patent intangible acquired in the March 7, 2017 acquisition of Essentialis, as 2017 only had amortization for a portion of the nine months compared to the entire period in 2018. In addition, during the three months ended March 31, 2017, $267,000 of legal fees that had been previously recorded as expense in an earlier quarter were reclassified as transaction costs, which increased the cost of the intangible asset acquired with the Merger with Essentialis. Professional fees and investor communication expenses also increased by $353,000 between the two periods, primarily related to financing activities and regulatory filings required in 2018. These increases were offset by a decrease in employee and consultant-related expenses of $492,000 due to planned reductions, and $217,000 of general planned cost reductions including the sublease of excess facility space during 2018.

Change in fair value of contingent consideration

The change in fair value of contingent consideration in the amount of $589,000 for the nine months ended September 30, 2018 represents the change in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on our assessment of the expected likelihood of achieving commercial sales milestones of $100 million and $200 million in future years.

Other income (expense)

Net other expense of $1.5 million in the nine months ended September 30, 2018, increased by $847,000 from net other expense of $621,000 in the nine months ended September 30, 2017. This increase was primarily due to a $1.5 million increase in the fair value for the Company’s outstanding warrants during the nine months ended September 30, 2018, primarily for the 2017 PIPE warrants. This amount was partially offset by a $670,000 decrease in expense due primarily to the fact that during the nine months ended September 30, 2017 there were commitment shares issued to Aspire Capital with a value of approximately $600,000.

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

Comparison of the three months ended September 30, 2018 and 2017, from discontinued operations

	Three Months Ended September 30,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Product revenue	$6	$61	$(55)	90%
Cost of product revenue	2	237	(235)	99%

Gross profit	4	(176)	180	102%
Operating expenses:
Research and development	306	632	(326)	52%
Sales and marketing	1	37	(36)	97%
General and administrative	124	204	(80)	39%

Total operating expenses	431	873	(442)	51%

Operating loss	(427)	(1,049)	622	59%
Other expense	—	(37)	37	100%
Loss on sale of assets	—	(208)	208	100%

Net loss from discontinued operations	$(427)	$(1,294)	$867	67%

Product revenue

Revenue related to our discontinued operations was $6,000 during the three months ended September 30, 2018, a $55,000 decrease from the three months ended September 30, 2017, resulting primarily from the sale of the NFI business in July 2017.

Cost of product revenue

Cost of product revenue related to our discontinued operations has declined in relation to the decrease in sales activity, resulting from the sale of the NFI business in July 2017. The negative gross profit of $(176,000) during the three months ended September 30, 2017 was the result of the write-off of Serenz product inventory.

Research and development expense

Research and development expense related to our discontinued operations decreased by $326,000 from the three months ended September 30, 2017 compared to the same period of 2018. The decrease resulted primarily from the sale of NFI in July 2017, and the curtailment of spending towards the development of the Serenz product commencing in 2017.

Sales and marketing expense

Sales and marketing expense during the three months ended September 30, 2018 was $1,000, representing a $36,000 decrease from the three months ended September 30, 2017. The decrease is largely attributed to our stopping the promotion and sales of the Serenz product in the second quarter of 2017. The sales and marketing expenses relating to our discontinued operations during the three months ended September 30, 2018 relate only to Capnia’s marketing of its CoSense products.

General and administrative expense

General and administrative expense associated with our discontinued operations was $124,000 during the three months ended September 30, 2018, a decrease of $80,000 from the three months ended September 30, 2017, which decrease was primarily due to the sale of the NFI business in July 2017.

Other expense

Other expense associated with discontinued operations during the three months ended September 31, 2017 relates to NFI, which was sold in July 2017.

Loss on sale of assets

In July 2017 we completed the sale of stock of our wholly-owned subsidiary, NFI. A loss was recorded on the sale in the amount of $208,000 as the net book value of assets sold in the amount of $1.2 million exceeded the total proceeds of $977,000.

Comparison of the nine months ended September 30, 2018 and 2017, from discontinued operations

	Nine Months Ended September 30,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Product revenue	$60	$702	$(642)	91%
Cost of product revenue	30	769	(739)	96%

Gross profit	30	(67)	97	145%
Operating expenses:
Research and development	1,009	1,946	(937)	48%
Sales and marketing	25	220	(195)	89%
General and administrative	360	600	(240)	40%

Total operating expenses	1,394	2,766	(1,372)	50%

Operating loss	(1,364)	(2,833)	1,469	52%
Other expense	—	(8)	8	100%
Loss on sale of assets	—	(208)	208	100%

Net loss from discontinued operations	$(1,364)	$(3,049)	$1,685	55%

Product revenue

Revenue related to our discontinued operations was $60,000 during the nine months ended September 30, 2018, a $642,000 decrease from the nine months ended September 30, 2017, resulting primarily from the sale of the NFI business in July 2017.

Cost of product revenue

Cost of product revenue related to our discontinued operations has declined in relation to the decrease in sales activity, resulting from the sale of the NFI business in July 2017.

Research and development expense

Research and development expense related to our discontinued operations decreased by $937,000 from the nine months ended September 30, 2017 to the same period of 2018. The decrease primarily resulted from the sale of NFI in July 2017, and the curtailment of spending towards the development of the Serenz product during 2017.

Sales and marketing expense

Sales and marketing expense during the nine months ended September 30, 2018 was $25,000, representing a $195,000 decrease from the nine months ended September 30, 2017. The decrease is largely attributed to our stopping the promotion and sales of the Serenz product in the second quarter of 2017. The sales and marketing expenses relating to our discontinued operations during the nine months ended September 30, 2018 relate only to Capnia’s marketing of its CoSense products.

General and administrative expense

General and administrative expense associated with our discontinued operations was $360,000 during the nine months ended September 30, 2018, a decrease of $240,000 from the nine months ended September 30, 2017. The decrease was primarily due to the sale of NFI in July 2017.

Other expense

Other expense associated with discontinued operations has been nominal in the periods reported.

Loss on sale of assets

In July 2017 we completed the sale of stock of our wholly-owned subsidiary, NFI. A loss was recorded on the sale in the amount of $208,000 as the net book value of assets sold in the amount of $1.2 million exceeded the total proceeds of $977,000.

Liquidity and Capital Resources

We had a net loss of $13.6 million for the nine months ended September 30, 2018 and an accumulated deficit of $127.3 million at September 30, 2018 from having incurred losses since our inception. We had $8.9 million of working capital at September 30, 2018 and used $7.9 million of cash in operating activities during the nine months ended September 30, 2018. We have financed our operations principally through issuances of equity securities.

We have continued to focus on expense control, including reducing our workforce, eliminating outside consultants, reducing legal fees and implementing a plan to allow Board members to receive common stock, in lieu of cash payments.

On December 11, 2017, we entered into the Unit Purchase Agreement with certain stockholders, pursuant to which we sold and issued 8,141,116 immediately separable units at a price per unit of $1.84, for aggregate gross proceeds of $15.0 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.74 shares of our common stock at an exercise price of $2.00 a share, for an aggregate of 8,141,116 shares of common stock and corresponding warrants to purchase an aggregate of 6,024,425 shares of common stock underlying the warrants. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we prepared and filed a registration statement with the SEC to register for resale the Resale Shares. The registration statement was declared effective in February 2018.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in continuing operating activities	$(6,774)	$(4,750)
Net cash used in discontinued operating activities	(1,173)	(2,468)

Net cash used in operating activities	(7,947)	(7,218)

Net cash used in continuing investing activities	(6)	(577)
Net cash provided by discontinued investing activities	—	716

Net cash provided by (used in) investing activities	(6)	139

Net cash provided by continuing financing activities	—	10,000
Net cash provided by discontinued financing activities	1,525	—

Net cash provided by financing activities	1,525	10,000

Net increase (decrease) in cash, cash equivalents and restricted cash
Continuing operations	(6,780)	4,673
Discontinued operations	352	(1,752)

Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,428)	$2,921

Continuing Operations

Cash used in operating activities

During the nine months ended September 30, 2018, operating activities used net cash of $6.8 million, which was primarily due to the loss from continuing operations of $12.2 million, which loss is adjusted for non-cash expenses of $1.5 million for depreciation and amortization, $928,000 of expenses paid with common stock or equity awards, and $2.1 million for the change in fair value of stock warrants and contingent consideration. Additionally, the usage of cash during the nine-months ended September 30, 2018 was reduced by $920,000 by an increase in accounts payable, accrued compensation and other current liabilities and a decrease in prepaid expenses.

During the nine months ended September 30, 2017, operating activities used net cash of $4.8 million, which was primarily due to the loss from continuing operations of $7.6 million, adjusted for non-cash expenses of $1.0 million for depreciation and amortization, $1.0 million of non-cash expenses paid with common stock or equity awards, $29,000 for the change in fair value of stock warrants and contingent consideration, and $602,000 for issuing shares to Aspire Capital. There were also decreases in accounts receivable, prepaid expenses and other current assets, accrued compensation and other current liabilities and other long-term liabilities and an increase in accounts payable that offset the cash usage by $242,000.

Cash used in investing activities

Minimal cash was used for investing activities in the nine months ended September 30, 2018 and September 30, 2017 for the costs of acquiring property and equipment. During the nine months ended September 30, 2017 cash used in investing activities also includes the payment of costs associated with the acquisition of Essentialis.

Cash provided by financing activities

There were no financing activities related to continued operations during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we received $10.0 million as a result of the completion of the concurrent financing associated with the Essentialis Merger.

As of September 30, 2018, we had cash, cash equivalents and restricted cash of approximately $10.2 million.

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

Discontinued Operations

Cash used in operating activities

During the nine months ended September 30, 2018 we used net cash of $1.2 million for discontinued operating activities, compared to $2.5 million during the nine months ended September 30, 2017. The decrease was primarily due to the lower comparative level of operating activities for the discontinued operations, reflecting primarily the sale of NFI in July 2017.

Cash provided by investing activities

There were no investing activities related to discontinued operations during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, net cash provided by investing activities was $716,000, resulting primarily from the sale of the NFI operations in July 2017.

Cash provided by financing activities

Net cash provided by financing activities related to discontinued operations was $1.5 million during the nine months ended September 30, 2018, representing the cash received during the period from our joint venture partner. There were no financing activities related to discontinued operations during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2018. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties. A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk Factors” in Item 1A of Part I of our 2017 Annual Report on Form 10-K and is incorporated herein by reference. We have marked below with an asterisk (*) those risk factors that reflect substantive changes to the text of the risk factors in our 2017 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment.

*

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

We may experience delays in our clinical trials. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient nonclinical, toxicology, or other in vivo or in vitro data, or clinical safety data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval, or feedback on trial design, to commence a trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	obtain and maintain institutional review board, or IRB, approval at each clinical trial site;

•	identify, recruit and enroll suitable patients to participate in a trial;

•	have a sufficient number of patients complete a trial and/or return for post-treatment follow-up;

•	ensure clinical investigators observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts or compliance with new or existing laws, rule, regulations or guidelines;

•	have a sufficient number of clinical trial sites to conduct the trials;

•	timely manufacture sufficient quantities of product candidate suitable for use at the stage of clinical development; or

•	raise sufficient capital to fund a trial.

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

There has recently been increased activity in the development of drugs to treat PWS. As of November 2018, we are aware of eight other current or proposed clinical trials evaluating PWS therapies. If all of these clinical trials are ongoing concurrently, given the limited number of patients, it may hamper recruitment and enrollment of qualified patients for our current trial of DCCR in PWS.

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

*We may need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our planned products and technologies.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2018, we have incurred significant operating losses since inception and continue to generate losses from operations and have an accumulated deficit of $127.3 million. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Commercial results have been limited and we have not generated significant revenues. We cannot assure our stockholders that our revenues will be sufficient to fund our operations, including expenses related to our current ongoing clinical trial of DCCR. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through dilutive financings or entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

At September 30, 2018, our cash balance was $10.2 million. We intend to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including increased expenses for additional resources deployed to manage enrollment of patients and other activities related to our current ongoing clinical trial of DCCR. We believe that we can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Date: November 14, 2018	SOLENO THERAPEUTICS, INC.

	By:	/s/ Jonathan Wolter
Jonathan Wolter Chief Financial Officer (authorized officer and principal financial and accounting officer)