Form 10-K
period 2018-12-31
SOLENO THERAPEUTICS INC
filed 2019-03-20
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2018, based on the closing price of $2.34 for shares of the registrant’s common stock as reported by the NASDAQ Capital Market, was approximately $27.6 million. Shares of Common Stock held by each executive officer, director and beneficial holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of March 6, 2019 there were 31,755,169 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Soleno Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2018

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

PART I

ITEM 1. BUSINESS

Company Overview

We were incorporated in the State of Delaware on August 25, 1999, and are located in Redwood City, California. On May 8, 2017, we received stockholder approval to amend our Amended and Restated Certificate of Incorporation to change our name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” We initially established our operations as a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz® Allergy Relief, or Serenz; the CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly and which can lead to adverse neurological outcomes; and, products that included temperature probes, scales, surgical tables, and patient surfaces.

On March 7, 2017, we completed our merger, or the Merger, with Essentialis, Inc., a Delaware corporation, or Essentialis, in accordance with the Merger Agreement by and between Soleno Therapeutics and Essentialis dated December 22, 2016, or the Merger Agreement. After the Merger, our primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases. Essentialis was a privately held, clinical stage biotechnology company focused on the development of breakthrough medicines for the treatment of rare diseases where there is increased mortality and risk of cardiovascular and endocrine complications. Prior to the Merger, Essentialis’s efforts were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis has tested Diazoxide Choline Controlled Release tablets, or DCCR, as a treatment for Prader-Willi Syndrome, or PWS, a complex metabolic/neurobehavioral disorder. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U.

Subsequent to the Merger with Essentialis, we determined to divest, sell or dispose of our business efforts focused on the development and commercialization of our Serenz and CoSense technologies. Our current research and development efforts are primarily focused on advancing our lead candidate, DCCR tablets for the treatment of PWS, through late-stage clinical development.

Diazoxide Choline Controlled-Release Tablets

DCCR tablets consist of the active ingredient diazoxide choline, a choline salt of diazoxide, which is a benzothiadiazine. Once solubilized from the formulation, diazoxide choline is rapidly hydrolyzed to diazoxide prior to absorption. Diazoxide acts by stimulating ion flux through ATP-sensitive K+ channels (KATP). The KATP channel links the cellular energy status to the membrane potential. Diazoxide appears to act on signs and symptoms of PWS in a variety of ways. Agonizing the KATP channel in the hypothalamus has the potential to address hyperphagia, which is an insatiable desire to eat. Agonizing the channel in GABAergic neurons improves GABA signaling and may reduce aggressive behaviors.

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

DCCR tablets were formulated with the goals of improving the safety and bioavailability of orally-administered diazoxide and reducing the frequency of daily dosing required by current diazoxide formulations. Diazoxide choline is formulated into an extended-release tablet that lowers peak plasma concentration compared to diazoxide oral suspension and slows release of diazoxide from DCCR, making it suitable for once-a-day dosing. The control of release and absorption of diazoxide achieved using DCCR results in very level and consistent intraday circulating drug levels, and consistent levels of diazoxide in tissues that are the site of action of the drug (the hypothalamus). In circulation, diazoxide is extensively protein bound. Only unbound diazoxide is active. The consistent absorption of diazoxide may also result in some level of disequilibrium in protein binding, potentiating the therapeutic response to treatment. The controlled rate of absorption, level intraday circulating drug levels and the disequilibrium in protein binding likely results in the potential for improved therapeutic response to treatment. Avoiding significant swings in circulating drug levels also has the potential to reduce adverse events which are often associated with transiently high circulating drug levels that often follow rapid absorption from immediate release product formulations.

Prader-Willi Syndrome

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

PWS is typically thought of as a genetic obesity, which is often significant. With increasing awareness among families and caregivers leading to significant control of food intake, many PWS patients today may not be obese. However, they remain hyperphagic and will typically have a higher body fat and lower lean body mass content. They are prone to cardiometabolic issues such as abnormal lipid profiles, diabetes and hypertension. Other complications in PWS patients include greater risk for autistic symptomatology, psychosis, sleep disorders, distress, food stealing, withdrawal, sulking, nail-biting, hoarding and overeating, and more pronounced attention-deficit hyperactivity disorder symptoms, insistence on sameness, and their association with maladaptive conduct problems. The reported rates of psychotic symptoms, between 6% and 28%, are higher than those for individuals with other intellectual disabilities. Individuals with PWS show age-related increases in internalizing problems such as anxiety, sadness and a feeling of low self-esteem. Males are at greater risk for aggressive behavior, depression and dependent personality disorder and overall severity of psychopathology than females. Cognitively, most individuals with PWS function in the mild intellectually disability range with a mean IQ in the 60s to low 70s. The combination of food-related preoccupations and numerous maladaptive behaviors make it difficult for individuals with PWS to perform to their IQ potential.

Unmet Medical Needs in PWS

The target indication for DCCR is the treatment of PWS. Currently, the only approved treatment related to PWS is growth hormone which addresses the short stature associated with PWS, but has no effect on hyperphagia. A global patient survey conducted by the Foundation for Prader-Willi Research (n=779), found that 96.5% of respondents rated reducing hunger and 91.2% rated improving behavior around food as very important or most important symptom to be relieved by a new treatment. Physical function and body composition symptoms for which a high percentage of respondents indicated were very important or most important included: 92.9% indicated improving metabolic health (reduces fat / increases muscle) and 81.3% indicated the related symptom of improving activity and stamina. The behavioral and cognitive symptoms rated by respondents as very or most important were: 85.2% indicated reduction of obsessive/compulsive behavior, 84.6% indicated improvements to intellect/development, and 83.2% indicated reduction of temper outburst severity and frequency.

Therefore, there is a clear unmet need in the treatment of PWS to reduce hyperphagia and improve behaviors around food, and to reduce other behavioral and cognitive impacts of this complex disease. In addition, improving metabolic health is also an important unmet need.

Clinical Trial of DCCR for PWS

A Phase III clinical trial is currently being conducted to evaluate the efficacy and safety of DCCR in patients with genetically-confirmed PWS.  This study, DESTINY PWS, is a multi-center, randomized, double-blind, placebo-controlled study with enrollment of approximately 105 children and adults with PWS.  Subjects who complete the 15-week DESTINY PWS study may enroll in a long-term, safety extension study.

A Phase II clinical trial has been conducted to evaluate the safety and preliminary efficacy of DCCR in the treatment of PWS subjects. This study, PC025, was a single-center, randomized withdrawal study and enrolled 13 overweight and obese subjects with genetically-confirmed PWS who were between the ages of 11 and 21. The first phase of the study was open label during which subjects were initiated on a DCCR dose that was escalated every 14 days at the discretion of the investigator. Any subject who showed an increase in resting energy expenditure and/or a reduction in hyperphagia from baseline at certain study visits would be designated a responder, whereas all others would be designated non-responders. This 10-week open-label treatment phase was followed by randomized double-blind, placebo-controlled, withdrawal phase. Responders were randomized in a 1:1 ratio either to continue on active treatment at the dose they were treated with, or to the placebo equivalent of that dose for an additional 4 weeks. Of the 13 subjects who enrolled, 11 were designated as responders; the remaining two subjects had discontinued prematurely.

Key efficacy results included a statistically significant reduction in hyperphagia from baseline to the end of the open-label treatment phase. In addition, greater improvement in hyperphagia from baseline was observed in those subjects with moderate to severe hyperphagia who received higher DCCR doses. There was a significant improvement in the number of subjects reporting one or more aggressive and destructive behaviors. During the open-label treatment phase, a mean decrease in body fat mass and increases in lean body mass and lean body mass / fat mass ratio were seen. These changes were associated with a statistically significant reduction in waist circumference, consistent with the loss of visceral fat. Statistically significant reductions from baseline in LDL cholesterol and non-HDL cholesterol were observed. The change in triglycerides, while marked, did not reach statistical significance.

Safety of DCCR in the Treatment of PWS

Many of the adverse events were common medical complications of PWS including ear and respiratory infections, hypersomnia, peripheral edema, skin picking and constipation. The most common adverse events that occurred during the study, regardless of the relationship to DCCR, included peripheral edema, hyperglycemia, impaired glucose tolerance, upper respiratory tract infections, ear infection, headache, somnolence, constipation, and bruises.

Regulatory Status of DCCR for the Treatment of PWS

Diazoxide choline is being developed in the U.S. under a current IND and is designated as an Orphan Drug for the treatment of PWS.  We announced successful completion of a scientific advice meeting with the FDA on July 5, 2017.  On September 25, 2017, we announced receipt of advice from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) regarding DCCR for the treatment of PWS.  On October 12, 2017, we announced the receipt of a positive opinion from the Committee for Orphan Medicinal Products (COMP) of the EMA recommending diazoxide choline for the treatment of PWS.  This designation was granted by the European Commission as EU/3/17/1941.  We announced successful completion and receipt of minutes from an End-of-Phase II meeting with the FDA and confirmed alignment on key aspects of the Phase III study design, including the primary endpoint and duration of the trial on February 20, 2018.  On July 30, 2018, we announced that DCCR was granted “Fast Track” designation for the treatment of PWS. Fast Track designation is intended to provide patients with serious conditions and unmet medical needs access to new drugs earlier by assisting their development and accelerating their review by the FDA. Fast Track designation allows additional meetings with the FDA to discuss our development plan to ensure the appropriate data are collected and encourages frequent written communication with the FDA regarding design of clinical trials and use of biomarkers. If certain criteria are met, DCCR may be eligible for “Accelerated Approval” and “Priority Review” and also “Rolling Review”, which would allow us to submit to the FDA sections of our New Drug Application (NDA) as they are finished instead of waiting for all sections to be completed before submitting the marketing application.

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

Sales and Marketing

Newly diagnosed PWS patients tend to be treated by a multi-disciplinary team led by a pediatric endocrinologist. Many patients receive care at larger clinics devoted to PWS in university-associated hospitals or at children’s hospitals. This concentration of care allows us to consider marketing DCCR without a partner by assembling a small, dedicated salesforce to target the limited number of major PWS treatment centers in the U.S. In contrast to the situation in the U.S., we are likely to need to identify a marketing partner for DCCR in Europe, Japan, and the rest of the world. The final decision on sales and marketing strategy will be made at a later date.

Pricing

We have not conducted a formal pricing analysis of DCCR in PWS. We anticipate that pricing at launch may be influenced by the product label negotiated with the FDA, pharmacoeconomic data developed to support pricing and the potential for greater sales under negotiated government contracts.

Competition

Currently, the only approved products for PWS are Genotropin® (somatropin), and Omnitrope® (somatropin) which are approved only for growth failure due to PWS. There are no approved products to address PWS-associated hyperphagia and behaviors, or for any other abnormalities associated with the disease. However, to our knowledge, there are a number of therapeutic products at various stages of clinical development for the treatment of PWS, including for hyperphagia, by Levo Therapeutics, Inc., Millendo Therapeutics, Inc., Zafgen, Inc., Rhythm Pharmaceuticals, Inc., Saniona AB, Insys Therapeutics, Inc., and GLWL Research, Inc.

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

Intellectual Property

DCCR Patent Portfolio

Our patent portfolio surrounding DCCR consists of five issued U.S. patents, one allowed U.S. patent and 10 pending U.S. applications. Our issued U.S. patents (no.’s 7,572,789, 7,799,777, 9,381,202, 9,757,384, and 9,782,416) expire in 2026 to 2035. We also have one or more issued patents covering the product in the E.U., Canada, Japan, China, India, Hong Kong and Australia, and numerous patent applications being prosecuted at the national level in all major pharma markets around the world. The issued patents and pending patent applications include protection of:

•	A large family of salts including diazoxide choline, the active ingredient in DCCR and all pharmaceutical formulations of those salts;
•	Specific polymorphs (specific crystalline forms) of salts of diazoxide and all pharmaceutical formulations of those polymorphs;
•	Methods of manufacture of diazoxide choline and specific crystalline forms;
•	Methods to treat various diseases including a number of aspects of PWS and other rare diseases with DCCR;
•	Methods to treat obese, overweight and obesity-prone individuals with DCCR;
•	Pharmaceutical formulations of diazoxide;
•	Methods to treat various diseases including a number of aspects of PWS and other rare diseases with diazoxide; and
•	Methods to treat various rare diseases including PWS with KATP channel agonists.

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

Nonclinical Testing

Before a drug candidate in can be tested in humans, it must be studied in laboratory experiments and in animals to generate data to support the drug candidate’s potential benefits and/or safety. Additional nonclinical testing may be required during the clinical development process such as reproductive toxicology and juvenile toxicology studies. Carcinogenicity studies in two species are generally required for products intended for long-term use.

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

Clinical Trials

These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:

Phase I Studies. During Phase I studies, researchers test a new drug in normal volunteers who are healthy. In most cases, 20 to 80 healthy volunteers or people with the disease/condition participate in Phase 1. Phase I studies are closely monitored and gather information about how a drug interacts with the human body. Researchers adjust dosing schemes based on animal data to find out how much of a drug the body can tolerate and what its acute side effects are. As a Phase I trial continues, researchers answer research questions related to how it works in the body, the side effects associated with increased dosage, and early information about how effective it is to determine how best to administer the drug to limit risks and maximize possible benefits. This is important to the design of Phase II studies.

Phase II Studies. In Phase II studies, researchers administer the drug to a group of patients with the disease or condition for which the drug is being developed. Typically involving up to a few hundred patients, these studies are not large enough to show whether the drug will be beneficial. Instead, Phase II studies provide researchers with additional safety data. Researchers use these data to refine research questions, develop research methods, and design new Phase III research protocols.

Phase III Studies. Researchers design Phase III studies to demonstrate whether or not a product offers a treatment benefit to a specific population. Sometimes known as pivotal studies, these studies generally involve a larger number of participants than do Phase II studies. Phase III studies provide most of the safety data. In Phase II studies, it is possible that less common side effects might have gone undetected. Because these studies are larger and longer in duration, the results are more likely to show long-term or rare side effects.

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

The FDA may also require Phase IV non-registrational studies to explore scientific questions to further characterize safety and efficacy during commercial use of our drug. The FDA may also require us to provide additional data or information, improve our manufacturing processes, procedures or facilities or may require extensive surveillance to monitor the safety or benefits of our product candidates if it determines that our filing does not contain adequate evidence of the safety and benefits of the drug. In addition, even if the FDA approves a drug, it could limit the uses of the drug. The FDA can withdraw approvals if it does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.

In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for companies who manufacture our drugs for us. These facilities are subject to periodic inspections by the FDA. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection.

Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase IV studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the development of additional data or conduct of additional pre-clinical studies and clinical trials.

Drugs that treat serious or life-threatening diseases and conditions that are not adequately addressed by existing drugs, and for which the development program is designed to address the unmet medical need, may be designated as fast track and/or breakthrough candidates by the FDA and may be eligible for accelerated and priority review.

Drugs that are developed for rare diseases (i.e., in the U.S., the disease or condition has an prevalence of less than 200,000 persons; in the E.U., the prevalence of the condition must be not more than 5 in 10,000) can be designated as “Orphan Drugs”. In the U.S., orphan-designated drugs are granted up to 7-year market exclusivity. In the E.U., products granted orphan designation are subject to reduced fees for protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations, and annual fees, access to the centralized authorization procedure, and 10 years of market exclusivity.

Ongoing Regulation

Once a pharmaceutical product is approved, a product will be subject to pervasive and continuing regulation by the FDA, EMA, and other health authorities, including, among other things, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP or QSR and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug and device products that are placed on the market. The Federal Trade Commission, or the FTC, also regulates the promotion and advertising of consumer products.  While physicians may prescribe drugs and devices for off label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. Manufacturers may not promote a drug that is still under development and has not been approved by the FDA. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

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

Additional Government Regulations

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

Federal and State Billing and Fraud and Abuse Laws

Antifraud Laws/Overpayments. As participants in federal and state healthcare programs, we are subject to numerous federal and state antifraud and abuse laws. Many of these antifraud laws are broad in scope, and neither the courts nor government agencies have extensively interpreted these laws. Prohibitions under some of these laws include:

•	the submission, or causing the submission of, false claims or false information to government programs;
•	deceptive or fraudulent conduct;
•	performing medically unnecessary procedures; and
•	prohibitions in defrauding private sector health insurers.

We could be subject to substantial penalties for violations of these laws, including denial of payment and refunds, suspension of payments from Medicare, Medicaid or other federal healthcare programs and exclusion from participation in the federal healthcare programs, as well as civil monetary and criminal penalties and imprisonment. One of these statutes, the False Claims Act, is a key enforcement tool used by the government to combat healthcare fraud. The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, violations of the federal physician self-referral laws, such as the Stark laws discussed below, may also violate false claims laws. Liability under the False Claims Act can result in treble damages and imposition of penalties. For example, we could be subject to penalties of $11,181 to $22,363 per false claim, and each use of our product could potentially be part of a different claim submitted to the government. Separately, the HHS office of the Office of Inspector General, or OIG, can exclude providers found liable under the False Claims Act from participating in federally funded healthcare programs, including Medicare and Medicaid. The steep penalties that may be imposed on laboratories and other providers under this statute may be disproportionate to the relatively small dollar amounts of the claims made by these providers for reimbursement. In addition, even the threat of being excluded from participation in federal healthcare programs can have significant financial consequences on a provider.

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

Providers are subject to sanctions for claims submitted for each service that is furnished based on a referral prohibited under the federal self-referral laws. These sanctions include denial of payment and refunds, civil monetary payments and exclusion from participation in federal healthcare programs and civil monetary penalties, and they may also include penalties for applicable violations of the False Claims Act, which may require payment of up to three times the actual damages sustained by the government, plus civil penalties of $11,181 to $22,363 for each separate false claim. Similarly, sanctions for violations under the North Carolina self-referral laws include refunds and monetary penalties.

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

U.S. Healthcare Reform

In March 2010, the PPACA was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Beginning in August 2013, the PPACA and its implementing regulations requires drug and medical device manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to report this information to Centers for Medicare & Medicaid Services on an annual basis.  Failure to make timely reports to CMS can subject us to significant civil penalties. Various states have also implemented regulations prohibiting certain financial interactions with healthcare professionals or mandating public disclosure of such financial interactions. We may incur significant costs to comply with such laws and regulations now or in the future.

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

Other Corporate Transactions

Joint Venture Agreement and Issuance of Shares by Capnia, Inc.

In December 2017, we entered into a joint venture agreement, or the Joint Venture Agreement, with OptAsia Healthcare Limited, a Hong Kong company, or OAHL, with respect to CoSense with the intent to sell shares of Capnia, Inc., our previously wholly-owned subsidiary into which our CoSense business had been transferred, to OAHL. Under the terms of the Joint Venture Agreement, OAHL agreed to invest up to $2.2 million to purchase shares of our Capnia subsidiary and as a result of this investment, when made, Capnia would no longer be our wholly-owned subsidiary. Going forward, OAHL would be responsible for funding the operations of Capnia. In addition, OAHL has the option to buy our remaining interest in Capnia as set forth in the Joint Venture Agreement.

During October 2018, we determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million as dictated by the Joint Venture Agreement between us and OAHL. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the issuance by Capnia, we no longer held a controlling interest in Capnia. The transfer of the 53% ownership stake resulted in the deconsolidation of Capnia from our financial statements and a $1.9 million gain recognized in the fourth quarter of 2018. Our remaining 47% investment in Capnia is classified as an equity method investment.

2018 PIPE Offering

On December 19, 2018, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.05 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we will prepare and file with the SEC a registration statement to register for resale the 2018 Resale Shares prior to March 31, 2019. This offering is referred to herein as the 2018 PIPE Offering and the warrants issued therein are referred to as the 2018 PIPE Warrants.

Employees

As of December 31, 2018, we had nine full-time employees and fourteen full-time or part-time consultants providing services to us. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are a developer of therapeutics and medical devices with a limited commercialization history. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception and expect that we will not be profitable for an indefinite period of time. As of December 31, 2018, we had an accumulated deficit of $127.0 million.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2018, we have incurred significant operating losses since inception and continue to generate losses from operations and have an accumulated deficit of $127.0 million. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

At December 31, 2018, our cash balance was $23.1 million. We intend to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including increased expenses related to additional resources being deployed to manage enrollment of patients and other activities related to our current ongoing clinical trial of DCCR. We believe that we can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, Jonathan Wolter, our Chief Financial Officer, Neil M. Cowen, our Senior Vice President of Drug Development, Kristen Yen, our Vice President of Clinical Operations, and Patricia Hirano our Vice President of Regulatory Affairs. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our officers all have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1.0 million “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.

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

Management turnover creates uncertainties and could harm our business

We have experienced changes in our executive leadership in the past. David O’Toole, our Senior Vice President and Chief Financial Officer, resigned from employment effective September 11, 2017. Mr. Jonathan Wolter, a partner at FLG Partners, LLC, was retained as our interim Chief Financial Officer and on May 30, 2018, was appointed Chief Financial Officer. Patricia Hirano was appointed Vice President of Regulatory Affairs on January 1, 2019.

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

As of December 31, 2018, we had nine employees and fourteen full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Our manufacturing processes currently require the controlled use of potentially harmful chemicals. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. These are particularly stringent in California, including for purposes of our joint venture with OAHL, where the Cosense manufacturing facility and several suppliers are located. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our financial condition, results of operations and cash flows. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals or be held liable for damages or penalized with fines.

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

Interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office, or USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We may become involved in proceedings, including oppositions, interferences, derivation proceedings interparty reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

Nonclinical Testing

Before a drug candidate in can be tested in humans, it must be studied in laboratory experiments and in animals to generate data to support the drug candidate’s potential benefits and safety. Additional nonclinical testing may be required during the clinical development process such as reproductive toxicology and juvenile toxicology studies. Carcinogenicity studies in two species are generally required for products intended for long-term use.

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

Clinical Trials

These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:

•

Phase I. The drug candidate is given to a small number of healthy human control subjects or patients suffering from the indicated disease, to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

•

Phase II. The drug candidate is given to a limited patient population to determine the effect of the drug candidate in treating the disease, the best dose of the drug candidate, and the possible side effects and safety risks of the drug candidate. It is not uncommon for a drug candidate that appears promising in Phase I clinical trials to fail in the more rigorous Phase II clinical trials.

•

Phase III. If a drug candidate appears to be effective and safe in Phase II clinical trials, Phase III clinical trials are commenced to confirm those results. Phase III clinical trials are conducted over a longer term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug candidate. It is not uncommon for a drug candidate that appears promising in Phase II clinical trials to fail in the more rigorous and extensive Phase III clinical trials.

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

FDA may also require Phase IV non-registrational studies to explore scientific questions to further characterize safety and efficacy during commercial use of our drug. FDA may also require us to provide additional data or information, improve our manufacturing processes, procedures or facilities or may require extensive surveillance to monitor the safety or benefits of our product candidates if it determines that our filing does not contain adequate evidence of the safety and benefits of the drug. In addition, even if FDA approves a drug, it could limit the uses of the drug. FDA can withdraw approvals if it does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.

In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for companies who manufacture our drugs for us. All of these facilities are subject to periodic inspections by FDA. FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection.

Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase IV studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the development of additional data or conduct of additional pre-clinical studies and clinical trials.

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

We intend to seek distribution and marketing partners for our current products outside the U.S. and may market planned products in international markets. Our joint venture has obtained a CE Mark certification for CoSense and it is therefore authorized for sale in the E.U.; however, in order to market products in Asia, Latin America and other foreign jurisdictions, we must obtain separate regulatory approvals.

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. The PPACA, among other things, imposed an excise tax of 2.3% on the sale of most medical devices, including ours, and any failure to pay this amount could result in the imposition of an injunction on the sale of our products, fines and penalties. Although this tax has been suspended through 2019, it is expected to apply to sales of our products, including CoSense devices and may be applicable to CoSense consumables sold under our joint venture and also Serenz devices, in 2020 and thereafter. The current presidential administration and Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 1, 2018, through December 31, 2018, the reported high and low prices of our common stock ranged from $3.60 to $1.45. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

•	our ability to successfully commercialize, and realize significant revenues from sales of our products;
•	the success of competitive products or technologies;
•	the results of clinical studies of our products or those of our competitors;
•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;
•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or planned products;
•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	the other risks described in this “Risk Factors” section.

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

We issued 13,780 shares of Series B Convertible Preferred Stock in 2017. As of December 31, 2017, all of the shares of Series B Convertible Preferred Stock have been converted into 2,556,000 shares of common stock. Under the terms of the Series B Convertible Preferred Stock, no shares of common stock have been issued to Sabby Management, LLC, or “Sabby”, upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of common stock would have resulted in Sabby having ownership in excess of 4.99%.

On March 7, 2017, we issued 1,666,666 shares of common stock for an investment of $8.0 million from the completion of the concurrent financing and issued 416,666 shares of common stock for an investment of $2.0 million from Aspire Capital pursuant to the 2017 Aspire Purchase Agreement. All the shares issued under the 2017 Aspire Purchase Agreement are eligible for future resale under a registration statement on Form S-1 on February 1, 2017 that was declared effective by the SEC on February 15, 2017. We terminated the 2017 Aspire Purchase Agreement on December 15, 2017 in connection with the closing of the 2017 PIPE Offering.

On December 11, 2017, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 8,141,116 immediately separable units at a price per unit of $1.84, for aggregate gross proceeds of $15.0 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.74 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 8,141,116 shares of common stock and corresponding warrants to purchase an aggregate of 6,024,425 shares of common stock, together the shares of common stock are referred to as the 2017 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we prepared and filed a registration statement with the SEC to register for resale the 2017 Resale Shares. The registration statement was declared effective in February 2018.

On December 19, 2018, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.05 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we will prepare and file with the SEC a registration statement to register for resale the 2018 Resale Shares prior to March 31, 2019.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

We are an “emerging growth company,” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012, and as a “smaller reporting company” under the Exchange Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. After we are no longer an emerging growth company and for as long as we remain a smaller reporting company, we will remain eligible for certain exemptions, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation, but we will be required to hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of golden parachute payments.

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or IPO, which would be December 31, 2019, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We will remain a smaller reporting company until we have a public float, or value attributable to stock held by non-affiliates, of at least $250 million, as measured on the prior June 30th.

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

We cannot predict if investors will find our common stock less attractive to the extent we rely on available exemptions. If some investors do find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile or may decline.

Our executive officers, directors and principal stockholders may continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval and under certain circumstances Abingworth LLP, Vivo Ventures, Oracle Investment Management and Jack W. Schuler and their affiliates may have control over key decision making.

Our executive officers, directors and principal stockholders own a majority of our outstanding common stock. Entities associated with Abingworth LLP, Vivo Ventures, Oracle Investment Management and Jack W. Schuler, as of December 31, 2018, beneficially own approximately 46.2 percent of our common stock. As a result, the foregoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company or smaller reporting company. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

Our ability to utilize our federal net operating loss, carryforwards and federal tax credit will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). During the year ended December 31, 2016, we experienced an “ownership change”, and in the year ended December 31, 2017 our acquisition of Essentialis resulted in an ownership change, of which both changes will limit our ability to utilize our existing and acquired net operating losses and other tax attributes to offset taxable income. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability to us.

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

Under certain circumstances we may be required to settle the value of the Series A, Series C, 2017 PIPE Warrants and 2018 PIPE Warrants in cash.

If, at any time while the Series A, Series C, 2017 PIPE Warrants and 2018 PIPE Warrants, or the Warrants, are outstanding, we enter into a “Fundamental Transaction” (as defined in the Warrants), which includes, but is not limited to, a purchase offer, tender offer or exchange offer, a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or other scheme of arrangement), then each registered holder of outstanding Warrants as at any time prior to the consummation of the Fundamental Transaction, may elect and require us to purchase the Warrants held by such person immediately prior to the consummation of such Fundamental Transaction by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such registered holder’s Warrants.

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

The warrants we have issued and outstanding do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, holders of Series A Warrants may exercise their right to acquire the common stock and pay an exercise price of $32.50 per share prior to the expiration of the five-year term on November 12, 2019, after which date any unexercised Series A Warrants will expire and have no further value. Holders of Series C Warrants may exercise their right to acquire common stock and pay an exercise price of $31.25 per share prior to the expiration of the five-year term on March 4, 2020. Holders of the 2017 PIPE Warrants are entitled to purchase one share of our common stock at an exercise price equal to $2.00 per share prior to at the earlier of (i) December 15, 2020 or (ii) 30 days following positive Phase III results for DCCR tablet in Prader-Willi syndrome. Holders of the 2018 PIPE Warrants are entitled to purchase one share of our common stock at an exercise price equal to $2.00 per share prior to the expiration of the five-year term on December 21, 2023.

Following the amendment of the Series D Common Stock Purchase Warrants, the holders may exercise their right to acquire common stock and pay an amended exercise price of $8.75 per share prior to the expiration of the five-year term on October 15, 2020. In certain circumstances, the Series A Warrants, Series C Warrants and Series D Warrants may be exercisable on a cashless basis. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

The sale of our common stock to investors in the 2018 PIPE Offering may cause substantial dilution to our existing stockholders and the sale of common stock by these investors could cause the price of our common stock to decline.

On December 19, 2018, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.05 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we will prepare and file with the SEC a registration statement to register for resale the 2018 Resale Shares prior to March 31, 2019.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities

Our principal facilities consist of office space in Redwood City, California, which also contains space for Capnia’s final assembly and calibration facility for CoSense. We currently occupy 8,171 square feet of office space under a non-cancelable operating lease that terminates in August 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on NASDAQ under the symbol “SLNO” and our Series A warrants are quoted on NSADAQ under the symbol “SLNOW.” Our Series C Warrants, Series D Warrants, 2017 PIPE Warrants and 2018 PIPE Warrants are not traded on a national securities exchange.

As of March 6, 2019, there were 80 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2018, we issued the following unregistered securities:

•

On December 19, 2018, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million and net proceeds of $16.3 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.05 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we will prepare and file with the SEC a registration statement to register for resale the 2018 Resale Shares prior to March 31, 2019.

•

On December 11, 2017, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 8,141,116 immediately separable units at a price per unit of $1.84, for aggregate gross proceeds of $15.0 million and net proceeds of $13.8 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.74 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 8,141,116 shares of common stock and corresponding warrants to purchase an aggregate of 6,024,425 shares of common stock, together the shares of common stock are referred to as the 2017 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we prepared and filed a registration statement with the SEC to register for resale the 2017 Resale Shares. The registration statement was declared effective in February 2018.

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

•

For the year ended December 31, 2018, we granted to officers, directors, employees, consultants and other service providers options to purchase an aggregate of 756,086 shares of common stock under our 2014 Equity Incentive Plan.

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

(b) Use of Proceeds

There has been no material change in the planned use of proceeds from the 2017 PIPE Offering or 2018 PIPE Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) for such transaction.

ITEM 6. SELECTED FINANCIAL INFORMATION

Pursuant to Item 301(c) of Regulation S-K.as a smaller reporting company, we not required to provide the information required by this item.

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

On December 22, 2016, we entered into the Merger Agreement with Essentialis. Essentialis’s efforts prior to the Merger were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis had tested DCCR as a treatment for PWS, a complex metabolic/neurobehavioral disorder. DCCR has orphan designation for the treatment of PWS in the U.S. as well as in the E.U. Consummation of the Merger was subject to various closing conditions, including our consummation of a financing of at least $8.0 million at, or substantially contemporaneous with, the closing of the Merger, which occurred on March 7, 2017 and the receipt of stockholder approval of the Merger at a special meeting of our stockholders, which was held on March 6, 2017. As a result, we now primarily focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our current research and development efforts are primarily focused on advancing our lead candidate, DCCR tablets for the treatment of PWS, into late-stage clinical development.

Subsequent to March 7, 2017, we explored opportunities, and made a decision to divest, sell or otherwise dispose of the CoSense, NFI and Serenz businesses. Accordingly, and pursuant to ASC 205-20-45-10, the assets and liabilities related to the discontinued activities of CoSense, NFI and Serenz businesses are presented separately in the balance sheet as held for sale items, and the related operations reported herein for the CoSense, NFI and Serenz activities are reported as discontinued operations in the statements of operations until the time that the assets were disposed of.  Our remaining ownership in Capnia is recorded as an investment and initially measured at fair value.

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

On December 4, 2017, we and our then wholly-owned subsidiary Capnia, entered into a joint venture with OAHL with the purpose of developing and commercializing CoSense with the intent to transfer ownership of Capnia to OAHL. During October 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares, after which we no longer hold a controlling interest in Capnia. Accordingly, we deconsolidate Capnia’s financial statements from ours and our remaining minority interest in Capnia is reported as a Minority interest investment in our consolidated balance sheet.

We continue to separately evaluate alternatives for our Serenz portfolio.

On July 27, 2018 the FDA has granted Fast Track designation to DCCR for the treatment of PWS. We are currently conducting a Phase III clinical trial of DCCR for the treatment of PWS.

We have continued to focus on expense control, including reducing our workforce, reducing outside consultants, reducing legal fees and implementing a policy providing for Board members to receive common stock in lieu of cash payments as compensation for Board service.

As of December 31, 2018, we had an accumulated deficit of $127.0 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated approximately $2,000 of revenue only from the 2013 license agreement pertaining to Serenz, approximately $2.7 million in revenue from our neonatology products and approximately $0.2 million in government grants; these activities are reported as discontinued operations in our accompanying consolidated financial statements. We may never be successful in commercializing our novel therapeutic and in divesting, selling or otherwise disposing of our existing neonatology products or related therapeutic products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Financings

Sabby 2016 Stock Purchase

We issued a total of 13,780 780 shares of Series B Convertible Preferred Stock under the Securities Purchase Agreement entered into on June 29, 2016 with Sabby Healthcare Master Fund Ltd and Sabby Volatility Warrant Fund Ltd, which are funds managed by Sabby Management, LLC, collectively referred to as Sabby, as amended by Amendment No. 1 dated September 2016, referred to as the 2016 Sabby Purchase Agreement.  These shares had a par value of $0.001 and a stated value of $1,000 per share. The aggregate purchase price of the Series B Convertible Preferred shares was $13.8 million, and were convertible to common stock at a rate of 200 shares of common stock for each converted share of Series B Convertible Preferred Stock, for a total of 2,756,000 shares of our common stock, based on a fixed conversion price of $5.00 per share on an as-converted basis. Under the terms of the Series B Convertible Preferred Stock, in no event shall shares of common stock be issued to Sabby upon conversion of the Series B Convertible Preferred Stock to the extent such issuance of shares of common stock would result in Sabby having ownership in excess of 4.99%. The Series B Convertible Preferred Stock did not have an expiration date and were not redeemable at the option of the holders. In addition, on the effect date of the 2016 Sabby Purchase Agreement the exercise price of the existing Series D Warrants originally issued in conjunction with the 2015 Sabby Purchase Agreement was reduced from $12.30 to $8.75 per share. In connection with the 2016 Sabby Purchase Agreement, we also were obligated to repurchased the remaining 7,780 outstanding Series A Convertible Preferred Stock held by Sabby for an aggregate amount of $7.8 million, which shares were originally purchased by Sabby under the 2015 Sabby Purchase Agreement and which shares represent 841,081 shares of common stock on an as-converted basis. The sale of the Series B Convertible Preferred Stock occurred in two separate closings. The first closing was on July 5, 2016 and the second closing was on September 29, 2016. Between the two closings, after the repurchase of the Series A Convertible Preferred Stock and estimated transaction expenses, we received $5.6 million of net proceeds. During 2016, 2017 and 2018 Sabby converted 1,000, 8,209 and 4,571 shares of Series B Convertible Preferred stock into 200,000, 1,641,800 and 914,200 shares of common stock, respectively. As of December 31, 2018, there were no shares of Series B Convertible Preferred Stock outstanding.

Aspire Stock Purchase

On January 27, 2017, we entered into a Common Stock Purchase Agreement (the “2017 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $17.0 million in value of shares of our common stock over the 30-month term of the 2017 Aspire Purchase Agreement. We issued Aspire Capital 141,666 shares of common stock as commitment shares under the 2017 Aspire Purchase Agreement. The 2017 Aspire Purchase Agreement was terminated upon the closing of the 2017 PIPE Offering.

2017 PIPE Offering

On December 11, 2017, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 8,141,116 immediately separable units at a price per unit of $1.84, for aggregate gross proceeds of $15.0 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.74 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 8,141,116 shares of common stock and corresponding warrants to purchase an aggregate of 6,024,425 shares of common stock, together the shares of common stock are referred to as the 2017 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we prepared and filed a registration statement with the SEC to register for resale the 2017 Resale Shares. The registration statement was declared effective in February 2018.

2018 PIPE Offering

On December 19, 2018, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.05 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we will prepare and file with the SEC a registration statement to register for resale the 2018 Resale Shares prior to March 31, 2019.

Financial overview

Summary

We have not generated net income from operations to date, and, at December 31, 2018 and December 31, 2017, we had an accumulated deficit of $127.0 million and $113.7 million, respectively, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutics products for the treatment of rare diseases. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Revenue recognition

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products and the revenue resulting from commercialization and sale of the CoSense, Neo Force, Inc. and Serenz products is reported in discontinued operations.

Research and development expenses

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits, professional consultant fees, prototype expenses, certain facility costs and other costs associated with clinical trials, net of reimbursed amounts. Costs to acquire technologies to be used in research and development that have not reached technological feasibility, and have no alternative future use, are expensed to research and development costs when incurred. Research and development expenses resulting from the development of novel therapeutic products are reported in continuing operations, and research and development expenses resulting from the development of the CoSense, Neo Force, Inc. and Serenz products are reported in discontinued operations.

Sales and marketing expenses

Sales and marketing expenses consist principally of salaries and benefits, professional consulting fees, and other expenses associated with commercial activities. We anticipate these expenses will increase significantly in future periods, reflecting the increased level of sales and marketing activity necessary for the commercial launch of a successful future therapeutic drug candidate. We have to date incurred no sales and marketing expenses related to the sale and commercialization of novel therapeutic products, and the sales and marketing expenses related to the CoSense, Neo Force, Inc. and Serenz products are reported in discontinued operations.

General and administrative expenses

General and administrative expenses consist principally of salaries and benefits, professional fees for legal, consulting, audit and tax services, insurance, rent, and other general operating expenses not otherwise included in research and development. We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure, other administrative expenses and increased professional fees associated with being a public reporting company. General and administrative expenses incurred in operating all components of our business are classified as continuing operations and are not allocated to specific research and development or sales and marketing activities that have been discontinued. General and administrative expenses, such as rent, that are incurred specifically to directly support research and development and sales and marketing activities for the CoSense, Neo Force, Inc. and Serenz products are reported in discontinued operations.

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on our assessment of the expected likelihood of achieving commercial sales milestones of $100.0 million and $200.0 million in future years.

Other income (expense)

Other income (expense) is primarily comprised of the gain recognized from the transfer of the majority ownership and resulting deconsolidation of Capnia and changes in the fair value of the Series A, Series C and the 2017 and 2018 PIPE common stock warrant liabilities.

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

Series A, Series C, 2017 PIPE Warrants, and the 2018 PIPE Warrants

We account for the Series A, Series C, 2017 PIPE warrants, and 2018 PIPE warrants, collectively referred to as the Warrants, in accordance with the guidance in ASC 815 Derivatives and Hedging. The Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within our sole control as the issuer of these warrants. Accordingly, the warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which approximates the binomial lattice model.

We classified the Warrants as liabilities at their fair value and re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the statements of operations.

Research and development expense

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

Stock-based compensation expense

Stock-based compensation costs related to stock options granted to employees and directors are measured at the date of grant based on the estimated fair value of the award. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock options we grant to employees generally vest over four years.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•	Expected volatility: We calculate the estimated volatility rate based on the volatilities of common stock of comparable companies in our industry.
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

Business combinations

Business combinations are recorded in accordance with ASC 805. Business combinations are considered, pursuant to ASC 805, to be a purchase of a business entity or a purchase of assets. The guidance established by ASU 2017-01 provides additional guidance in assessing the purchase by providing an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets; if the substance of this test is met, the acquisition is treated as a purchase of assets and not the acquisition of a business entity.

Our acquisition of Essentialis was determined to be an asset acquisition, and the total value of the purchase consideration was allocated to the asset acquired. The asset acquired was recorded as the sum of the estimated fair value of the shares issued on the completion of the merger, the estimated fair value of the shares to be issued under the holdback and milestone stock payment provisions in the future, the estimated fair value of the contingent consideration to be paid for achieving certain commercial milestones in the future, and the value equivalent to the increase in the liability for deferred taxes resulting from the tax effect of the net assets and liabilities acquired.

Contingent consideration

Contingent consideration elements of a business combination are recorded in accordance with ASC 805 which provides that, when contingent consideration terms provide for future payment obligations, the obligation is measured at its fair value on the acquisition date, and the subsequent increase or decrease of the value of the estimated amounts of contingent consideration to be paid is be recognized as expense or income, respectively, in the statements of operations.

Our agreement to pay the selling shareholders of Essentialis for achieving certain commercial milestones resulted in the recognition of a contingent consideration, which was recorded at the inception of the transaction, and subsequent changes to estimate of the amounts of contingent consideration to be paid will be recognized as expenses or income in the statements of operations. The fair value of the contingent consideration is based on our analysis of the likelihood of the drug indication moving from Phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We account for the warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. We classify common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. We assess classification of freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required. We determined that certain freestanding derivatives, which principally consist of Series A, Series C, the 2017 PIPE Warrants and 2018 PIPE Warrants, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within our sole control or variable settlement provision that cause them to not be indexed to our stock.

Income Taxes

We use the liability method of accounting for income taxes, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. We have provided a valuation allowance to reduce deferred tax assets to the amount that will more likely than not be realized.

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

Continuing operations are reported net of the related tax effects and discontinued operations are reported net of related tax effects in the statements of operations.

Results of Continuing Operations

Comparison of the Years Ended December 31, 2018 and 2017 from continuing operations

	Year Ended December 31,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$7,178	$3,069	$4,109	134%
Sales and marketing	—	26	(26)	100%
General and administrative	6,556	6,584	(28)	0%
Change in fair value of contingent consideration	567	2,492	(1,925)	77%
Total operating expenses	14,301	12,171	2,130	18%
Operating loss	(14,301)	(12,171)	(2,130)	18%
Other income (expense)
Cease-use income	6	4	2	50%
Change in fair value of warrants liabilities	522	(685)	1,207	176%
Gain on deconsolidation of former subsidiary	1,994	—	1,994	n/a
Interest and other expense, net	(62)	(590)	528	89%
Total other income (expense)	2,460	(1,271)	3,731	294%
Loss from continuing operations before provision for tax benefit	(11,841)	(13,442)	1,601	12%
Provision for tax benefit	—	1,650	(1,650)	100%
Loss from continuing operations	(11,841)	(11,792)	(49)	0%
Loss from discontinued operations	(1,494)	(3,593)	2,099	58%
Net loss	$(13,335)	$(15,385)	$2,050	13%

Revenue

We have not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through December 31, 2018, have generated no revenue in continuing operations.

Research and development expense

Research and development expense of $7.2 million for the year ended December 31, 2018 increased by $4.1 million over 2017 resulting primarily from efforts directed toward development and commencement, during the quarter ended June 30, 2018, of the Phase III trial of DCCR which we acquired with the Essentialis acquisition on March 7, 2017.

Sales and marketing expense

Sales and marketing expense of approximately $26,000 during 2017 consisted of expense incurred to revise our website. We have not yet commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, during 2018 have incurred no sales and marketing activities in continuing operations.

General and administrative expense

General and administrative expense of $6.6 million during 2018 decreased by approximately $28,000 from 2017. The decrease was primarily due to planned spending reductions in 2018, specifically including a decrease in employee and consultant-related expenses of approximately $329,000, approximately $275,000 of general cost savings including the sublease of excess facility space, and an approximate $71,000 reduction in legal costs related to our intellectual property. These decreases were largely offset by approximately $355,000 of additional amortization expense of the intangible patent asset acquired in the March 7, 2017 acquisition of Essentialis, as 2017 had amortization for a portion of the year compared to the entire period in 2018, and an increase of approximately $288,000 for professional fees and investor communication expenses, primarily related to financing activities and regulatory filings required in 2018

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Essentialis merger agreement. The fair value of the liability for the contingent consideration payable by us achieving the commercial sales milestones of $100 million and $200 million was estimated to be $5.6 million as of December 31, 2018, an approximate $567,000 increase from the estimate as of December 31, 2017. During 2017 the estimate increased $2.5 million from the initial liability of $2.6 million estimated at the time of the merger.

Other income (expense)

Other income of approximately $2.5 million in 2018 increased $3.7 million from other expense of $1.3 million during 2017. The increase in other income was primarily due to a $2.0 million gain recognized on the deconsolidation of Capnia upon the issuance of majority shares to OAHL and a net decrease in the fair value of warrants liabilities during 2018 compared to a net increase in 2017, resulting in a net increase of $1.2 million. In addition, there was an approximate $528,000 decrease in interest and other expense due primarily to the fact that during 2017 there were commitment shares issued to Aspire Capital with a value of approximately $600,000.

Results of Discontinued Operations

Discontinued operations consist of our activities previously dedicated to the development and commercialization of innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz® Allergy Relief, or Serenz; CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly; and, products that included temperature probes, scales, surgical tables and patient surfaces. In March 2017, we determined to divest, sell or otherwise dispose of the CoSense, Neo Force, Inc., and Serenz businesses in order to focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. The discontinued operations for the development and commercialization of innovative diagnostic devices and therapeutics are summarized below.

	Year Ended December 31,		Increase (decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Product revenue	$62	$735	$(673)	92%
Cost of product revenue	32	820	(788)	96%
Gross profit (loss)	30	(85)	115	135%
Expenses:
Research and development	1,106	2,427	(1,321)	54%
Sales and marketing	25	218	(193)	89%
General and administrative	393	669	(276)	41%
Total expenses	1,524	3,314	(1,790)	54%
Operating loss	(1,494)	(3,399)	1,905	56%
Other expense
Loss on sale of assets	—	(186)	186	100%
Other expense	—	(8)	8	100%
Total other expense	—	(194)	194	100%
Net loss from discontinued operations	$(1,494)	$(3,593)	$2,099	58%

Product revenue

Revenue related to our discontinued operations was approximately $62,000 during 2018, an approximate $673,000 decrease from the discontinued operations revenue during 2017.  The decrease resulted primarily from the sale of the NFI business in July 2017 and a decrease in Capnia revenue.

Cost of product revenue

Cost of product revenue related to our discontinued operations has declined in relation to the decrease in sales activity.

Research and development expense

Research and development expense related to our discontinued operations decreased by $1.3 million from 2017 to 2018. The decrease primarily resulted from the sale of NFI in July 2017, and the curtailment of spending towards the development of the Serenz product during 2017.

Sales and marketing expense

Sales and marketing expense during 2018 was approximately $25,000, representing an approximate $193,000 decrease from 2017. The decrease is largely attributed to our stopping the promotion and sales of the Serenz product in the second quarter of 2017. The sales and marketing expenses relating to our discontinued operations during 2018 relate only to Capnia’s marketing of its CoSense products.

General and administrative expense

General and administrative expense associated with our discontinued operations was approximately $393,000 during 2018, a decrease of approximately $276,000 from 2017. The decrease was primarily due to the sale of NFI in July 2017.

Other expense

During 2017 we recorded other expense of approximately $194,000, consisting primarily of the loss recorded on the sale of our wholly-owned subsidiary, NFI.

Liquidity and Capital Resources

We had a net loss of $13.3 million during 2018 and an accumulated deficit of $127.0 million at December 31, 2018 from having incurred losses since our inception. We had $22.8 million of working capital at December 31, 2018 and used $11.7 million of cash in operating activities during 2018. We have financed our operations principally through issuances of equity securities.

We have continued to focus on expense control, including reducing our workforce, eliminating outside consultants, reducing legal fees and implementing a plan to allow Board members to receive common stock, in lieu of cash payments.

The accompanying consolidated financial statements have been prepared under the assumption we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future and may be required to raise additional capital to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the access to such capital resources is uncertain and is not assured. If we are unable to secure additional capital, we may be required to curtail our clinical trials and development of new products and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to complete clinical trials and commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern within one year from the date of filing this annual report. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net cash used in continuing operating activities	$(10,322)	$(6,919)
Net cash used in discontinued operating activities	(1,361)	(3,031)
Net cash used in operating activities	(11,683)	(9,950)
Net cash used in continuing investing activities	(8)	(562)
Net cash (used in) provided by discontinued investing activities	(172)	716
Net cash (used in) provided by investing activities	(180)	154
Net cash provided by continuing financing activities	16,302	23,945
Net cash provided by discontinued financing activities	1,525	225
Net cash provided by financing activities	17,827	24,170
Net increase (decrease) in cash, cash equivalents and restricted cash
Continuing operations	5,972	16,464
Discontinued operations	(8)	(2,090)
Net increase in cash, cash equivalents and restricted cash	$5,964	$14,374

Continuing Operations

Cash used in operating activities

During 2018 operating activities used net cash of $10.3 million, which was primarily due to the loss from continuing operations of $11.8 million, adjusted for non-cash expenses of $2.0 million for depreciation and amortization, $1.3 million of expenses paid with common stock or equity awards, $160,000 operating loss on minority interest investment and approximately $45,000 for the net change in fair value of common stock warrants and contingent consideration, all of which were partially offset by the non-cash gain of $2.0 million recognized on the deconsolidation of Capnia upon the issuance of majority shares to OAHL.

During the year ended December 31, 2017, we used net cash of $6.9 million for continuing operating activities, resulting primarily from the loss from continuing operations of $11.8 million, adjusted for the non-cash items consisting primarily of $1.6 million of depreciation and amortization, $2.5 million of expense for the change in the fair value of contingent consideration for the acquisition of Essentialis, $1.2 million of expenses paid with common stock or equity awards, approximately $602,000 for issuing shares to Aspire Capital, and approximately $685,000 for the change in fair value of the liability for warrants, all of which were partially offset by the non-cash provision for income tax benefit in the amount of $1.7 million.

Cash used in investing activities

Minimal cash was used for investing activities during 2018 and 2017 for the costs of acquiring property and equipment. During 2017 the net cash used in investing activities was primarily a result of approximately $573,000 for the payment of costs associated with the acquisition of Essentialis.

Cash provided by financing activities

During 2018 we obtained $16.5 million of cash from the issuance of common stock and warrants in the 2018 PIPE offering, which proceeds were partially offset by approximately $250,000 of costs. During 2017 we obtained net cash of $23.9 million resulting from the proceeds of $10.0 million from the issuance of common stock immediately upon closing the acquisition of Essentialis together with $15.0 million of proceeds from the issuance of common stock and warrants on common stock resulting from the 2017 PIPE Offering, all of which proceeds were partially offset by $1.1 million of costs paid for the raising and issuance of the related securities offerings.

As of December 31, 2018, we had cash, cash equivalents and restricted cash of $23.1 million.

We do not believe that we have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. We expect to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue our therapeutic product development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this report.

Discontinued Operations

Cash used in operating activities

During 2018 we used net cash of $1.4 million for discontinued operating activities, compared to $3.0 million during 2017. The decrease was primarily due to the lower comparative level of operating activities for the discontinued operations, reflecting primarily the sale of NFI in July 2017, and to a lesser extent the deconsolidation of Capnia, Inc. upon the transfer of the majority share ownership in October 2018.

Cash provided by (used in) investing activities

During 2018 we used approximately $172,000 of cash for discontinued investing activities, representing the net cash reduction for the deconsolidation of Capnia, Inc. upon the transfer of the majority share ownership in October 2018. During 2017 net cash provided by investing activities was approximately $716,000, resulting primarily from the sale of the NFI operations in July 2017.

Cash provided by financing activities

Net cash provided by financing activities related to discontinued operations was $1.5 million during 2018 and approximately $225,000 during 2017, representing the cash received during the respective periods from our joint venture partner.

Contractual Obligations and Commitments

As of December 31, 2018, we had lease obligations totaling approximately $335,000, consisting of operating leases for our operating facilities in Redwood City, California. We signed a lease for our current operating facilities at 1235 Radio Road in Redwood City in July 2015, which expires in August of 2019. We are subleasing a portion of this unused space to two separate parties.

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands).

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Lease obligations	$335	$—	$—	$—	$335
Total	$335	$—	$—	$—	$335

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Guidance Update

Recently Issued Accounting Guidance

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date (see Note 3).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $23.1 million at December 31, 2018. This balance was invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Soleno Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Soleno Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soleno Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Francisco, CA

March 19, 2019

Soleno Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$23,099	$17,100
Restricted cash	—	35
Prepaid expenses and other current assets	529	343
Due from related party	64	—
Minority interest investment in former subsidiary	978	—
Current assets held for sale	—	516
Total current assets	24,670	17,994
Long-term assets
Property and equipment, net	12	23
Other assets	—	126
Intangible assets, net	18,469	20,413
Long-term assets held for sale	—	466
Total assets	$43,151	$39,022
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$934	$633
Accrued compensation and other current liabilities	943	973
Current liabilities held for sale	—	127
Total current liabilities	1,877	1,733
Long-term liabilities
Series A warrant liability	49	70
Series C warrant liability	—	6
2017 PIPE Warrant liability	4,563	5,076
2018 PIPE Warrant liability	600	—
Contingent liability for Essentialis purchase price	5,649	5,082
Other liabilities	—	13
Long-term liabilities held for sale	—	225
Total liabilities	12,738	12,205
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 shares designated at December 31, 2018 and December 31, 2017; zero and 4,571 shares issued and outstanding at December 31, 2018 and at December 31, 2017, respectively. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,755,169 and 19,238,972 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	32	19
Additional paid-in-capital	157,413	140,495
Accumulated deficit	(127,032)	(113,697)
Total stockholders’ equity	30,413	26,817
Total liabilities and stockholders’ equity	$43,151	$39,022

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands except share and per share data)

	For the Years Ended December 31,
	2018	2017
Operating expenses
Research and development	$7,178	$3,069
Sales and marketing	—	26
General and administrative	6,556	6,584
Change in fair value of contingent consideration	567	2,492
Total operating expenses	14,301	12,171
Operating loss	(14,301)	(12,171)
Other income (expense)
Cease-use income	6	4
Change in fair value of warrants liabilities	522	(685)
Gain on deconsolidation of former subsidiary	1,994	—
Interest and other expense, net	(62)	(590)
Total other income (expense)	2,460	(1,271)
Loss from continuing operations before provision for income tax benefit	(11,841)	(13,442)
Provision for income tax benefit from continuing operations	—	1,650
Loss from continuing operations	(11,841)	(11,792)
Loss from discontinued operations:
Operating loss	(1,494)	(3,399)
Other expense	—	(194)
Total	(1,494)	(3,593)
Net loss	$(13,335)	$(15,385)
Loss per common share from continuing operations, basic and diluted	$(0.56)	$(1.31)
Loss per common share from discontinued operations, basic and diluted	(0.07)	(0.40)
Net loss per common share, basic and diluted	$(0.64)	$(1.71)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	20,975,479	8,977,795

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2017	12,780	$—	3,357,387	$3	$101,744	$(98,312)	$3,435
Stock-based compensation					1,000		1,000
Issuance of common stock on conversion of series B convertible preferred shares	(8,209)	(—)	1,641,800	2	(2)		—
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			90,306	—	278		278
Issuance of common stock to acquire Essentialis			3,783,388	4	17,243		17,247
Sale of shares under the 2017 Aspire Purchase Agreement			2,083,333	2	9,998		10,000
Issuance of shares to Aspire Capital in lieu of commitment fees			141,666	—	602		602
Rounding adjustment resulting from 1 for 5 reverse split			(24)	—	—		—
Sale of shares to investors in the 2017 PIPE, net of costs of $1,172			8,141,116	8	13,819		13,827
Fair value at transaction date of warrants to purchase common stock under the 2017 PIPE					(4,187)		(4,187)
Net loss						(15,385)	(15,385)
Balances at December 31, 2017	4,571	—	19,238,972	19	140,495	(113,697)	26,817
Stock-based compensation					829		829
Issuance of common stock on conversion of series B convertible preferred shares	(4,571)	(—)	914,200	1	(1)		—
Issuance of restricted common stock for bonuses			99,217	—	159		159
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			146,371	—	275		275
Issuance of common stock held back on acquisition of Essentialis			1,084,034	1	(1)		—
Sale of shares to investors in the 2018 PIPE, net of costs of $250			10,272,375	11	16,239		16,250
Fair value at transaction date of warrants to purchase common stock under the 2018 PIPE					(582)		(582)
Net loss						(13,335)	(13,335)
Balances at December 31, 2018	—	$—	31,755,169	$32	$157,413	$(127,032)	$30,413

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,335)	$(15,385)
Loss from discontinued operations	(1,494)	(3,593)
Loss from continuing operations	(11,841)	(11,792)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,963	1,611
Stock-based compensation expense	988	880
Income tax benefit	—	(1,651)
Board fees paid with common stock	275	278
Change in fair value of stock warrants	(522)	685
Change in fair value of contingent consideration	567	2,492
Non-cash expense of issuing shares to Aspire Capital	—	602
Gain on deconsolidation of former subsidiary	(1,994)	—
Operating loss of minority interest investment	160	—
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(60)	(97)
Due from related party	(64)	—
Accounts payable	249	191
Accrued compensation and other current liabilities	(43)	(78)
Other long-term liabilities	—	(40)
Net cash used in continuing operating activities	(10,322)	(6,919)
Net cash used in discontinued operating activities	(1,361)	(3,031)
Net cash used in operating activities	(11,683)	(9,950)
Cash flows from investing activities:
Costs of Essentialis acquisition paid	—	(573)
Security deposit on sublease	—	13
Purchases of property and equipment	(8)	(2)
Net cash used in continuing investing activities	(8)	(562)
Net cash (used in) provided by discontinued investing activities	(172)	716
Net cash (used in) provided by investing activities	(180)	154
Cash flows from financing activities:
Proceeds from issuance of common stock	—	10,000
Proceeds from sale of common stock and common stock warrants	16,500	15,008
Cash paid for the issuance of common stock and common stock warrants	(198)	(1,063)
Net cash provided by continuing financing activities	16,302	23,945
Net cash provided by discontinued financing activities	1,525	225
Net cash provided by financing activities	17,827	24,170
Net increase in cash, cash equivalents and restricted cash from continuing operations	5,972	16,464
Net decrease in cash, cash equivalents and restricted cash from discontinued operations	(8)	(2,090)
Net increase in cash, cash equivalents and restricted cash	5,964	14,374
Net increase in cash and cash equivalents included in current assets held for sale	—	—
Cash, cash equivalents and restricted cash, beginning of period	17,135	2,761
Cash, cash equivalents and restricted cash, end of period	$23,099	$17,135
Supplemental disclosures of non-cash investing and financing information
Issuance of common stock in Essentialis acquisition	$—	$17,246
Contingent consideration of Essentialis acquisition	$—	$2,590
Accrued liability for cost of issuing common stock	$52	$—
Warrants issued in connection with sale of common stock	$582	$4,187

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

December 31, 2018

Notes to Consolidated Financial Statements

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

The Company acquired Essentialis, Inc., or Essentialis, through a merger, or the Merger, on March 7, 2017, pursuant to Agreement and Plan of Merger dated December 22, 2016. Essentialis’s efforts prior to the Merger were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis has tested Diazoxide Choline Controlled Release Tablet, or DCCR, as a treatment for Prader-Willi Syndrome, or PWS, a complex metabolic/neurobehavioral disorder. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U. Consummation of the Merger was subject to various closing conditions, including the Company’s consummation of a financing of at least $8.0 million at, or substantially contemporaneous with, the closing of the Merger, which occurred on March 7, 2017 and the receipt of stockholder approval of the Merger at a special meeting of its stockholders, which was held on March 6, 2017.

Subsequent to the acquisition of Essentialis, the Company determined to divest, sell or otherwise dispose of the CoSense, NFI and Serenz businesses. Accordingly, and pursuant to ASC 205-20-45-10, any assets and liabilities related to the discontinued activities of CoSense, NFI and Serenz have been presented separately in the balance sheet as held for sale items, and the related operations reported herein for the CoSense, NFI and Serenz activities are reported as discontinued operations in the statements of operations.

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

On December 4, 2017, Soleno, and Capnia, Inc., a Delaware corporation, or Capnia, entered into a joint venture with OptAsia Healthcare Limited, or OAHL. The purpose of the joint venture is to develop and commercialize medical monitors, including CoSense, that measure end-tidal carbon monoxide in breath to assist in the detection of excessive hemolysis in neonates, a condition in which red blood cells degrade rapidly and which can lead to adverse neurological outcomes.

The Company continues to separately evaluate alternatives for its Serenz portfolio.

Restatement of prior periods

During the preparation of the condensed consolidated financial statements as of September 30, 2018 and for the related three and nine months then ended, the Company determined that an error had been made in certain previously reported consolidated balance sheets and statements of operations for the valuation and resultant reporting of fair value for the Company’s Series A Warrants, resulting in the value of the warrant liability being overstated. The Company  adjusted the prior period information reported in the September 30, 2018 interim condensed consolidated financial statements. The Company determined that the error was not material to any of the previously reported periods in which the error occurred and has not amended any previously issued consolidated financial statements.

The following table (in thousands, except share and per share amounts) sets forth the effects of the restatement on affected items within the Company’s previously reported consolidated balance sheets and statements of operations for the periods ended December 31, 2017, March 31, 2018, and June 30, 2018, had the adjustments been made in the corresponding quarters.

	As of December 31, 2017			As of March 31, 2018			As of June 30, 2018			As of June 30, 2018
	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated
Series A Warrant liability	$352	$(282)	$70	$291	$(233)	$58	$1,015	$(812)	$203	$1,015	$(812)	$203
Total liabilities	12,487	(282)	12,205	13,312	(233)	13,079	17,507	(812)	16,695	17,507	(812)	16,695
Accumulated deficit	(113,979)	282	(113,697)	(117,734)	233	(117,501)	(125,371)	812	(124,559)	(125,371)	812	(124,559)

	Year Ended December 31, 2017			Quarter Ended March 31, 2018			Quarter Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated	As Previously Reported	Correction of error	As Restated
Change in fair value of warrant liabilities	(967)	282	(685)	212	(49)	163	(3,834)	579	(3,255)	(3,622)	530	(3,092)
Total other income (expense)	(1,553)	282	(1,271)	234	(49)	185	(3,801)	579	(3,222)	(3,567)	530	(3,037)
Pro Forma net loss per common share	$(1.75)	$(0.04)	$(1.71)	$(0.19)	$—	$(0.19)	$(0.38)	$0.03	$(0.35)	$(0.57)	$0.03	$(0.54)

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $13.3 million during 2018 and has an accumulated deficit of $127.0 million at December 31, 2018 resulting from having incurred losses since its inception. The Company had $22.8 million of working capital at December 31, 2018 and used $11.7 million of cash in its operating activities during 2018. The Company has financed its operations principally through issuances of equity securities.

The Company has continued to focus on expense control, including reducing its workforce, reducing outside consultants, reducing legal fees and implementing a policy providing for Board members to receive common stock in lieu of cash payments for Board service compensation.

On December 19, 2018, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of common stock and a warrant to purchase 0.05 shares of common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares.

The accompanying consolidated financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain amounts from prior periods have been reclassified to conform to the current period presentation, consisting of certain line items within the Consolidated Statements of Cash Flows.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at one U.S. commercial bank that management believes is of high credit quality. Cash and cash equivalents deposited with these commercial banks exceeded the Federal Deposit Insurance Corporation insurable limit at December 31, 2018 and 2017. The Company expects the maintenance of balances in excess of insurable limits will continue.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting, making operating decisions, and assessing financial performance. All long-lived assets are maintained in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including its money market fund, purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in institutions in the U.S. and the U.K. and include deposits in a money market fund which was unrestricted as to withdrawal or use. Restricted cash was security of the Company credit card.

Accounts Receivable

Accounts receivable as of December 31, 2017 consist of balances due from customers in the normal course of business and are classified as Assets Held for Sale (See Note 9). The Company did not record an allowance for doubtful accounts as this balance was deemed fully collectible. There were no accounts receivable as of December 31, 2018.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to insurance and short-term deposits. Prepaid expenses are initially recorded upon payment and are expensed as goods or services are received.

Inventory

Inventory consists of raw materials to be used in the assembly of the Company’s products, work-in-progress and finished goods. Inventory is stated at the lower of cost or net realizable value under the first-in, first-out (FIFO) method. As of December 31, 2017, the Company’s inventory included approximately $213,000 of raw materials, approximately $30,000 of work-in-progress, and approximately $177,000 of finished goods and was classified as Assets Held for Sale (See Note 9). There was no inventory balance as of December 31, 2018.

Patent

On May 11, 2010, the Company entered into an Asset Purchase Agreement with BioMedical Drug Development, Inc., or BDDI, pursuant to which BDDI agreed to sell certain technology to us and BDDI received and was entitled to receive, among other consideration, certain royalty payments related to the technology. In June 2015, the Company and BDDI amended the BDDI Asset Purchase Agreement, pursuant to which the Company committed to pay aggregate cash payments of $450,000 and issued 8,000 shares of common stock to an affiliate of BDDI. Under the original Asset Purchase Agreement dated June 11, 2010, the Company purchased a patent for Breath End Tidal Gas Monitor. The patent was issued on June 19, 2003 and expires on August 1, 2027. The Company capitalized the fair value of the patent purchased as an intangible asset on its consolidated balance sheet and amortized the fair value over the remaining useful life of the patent.

The BDDI patent is reported as an Intangible Asset and classified as Assets Held for Sale as of December 31, 2017. (See Note 9.)

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

Certain property and equipment were classified as Assets Held for Sale as of December 31, 2017. (See Note 9.)

Equity Method Investment

Equity method investments are equity securities in investees not controlled by the Company, but over which the Company has the ability to exercise significant influence. The Company’s equity method investment is measured at fair value minus impairment, if any, plus or minus the Company’s share of equity method investee income or loss.

The Company’s equity method investment in Capnia, Inc. is classified as Minority interest investment in former subsidiary in the consolidated balance sheet as of December 31, 2018 and was initially measured at fair value. (See Note 9.) The Company expects to divest of its investment within one year of the balance sheet date.

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

Intangible Assets in the amount of approximately $447,000 consisting of the patent acquired in the BDDI acquisition were classified as Assets Held for Sale as of December 31, 2017. (See Note 9.)

Intangible assets consist of the following at December 31, 2018 (in thousands).

	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)
Patents and merger costs	$22,003	$(3,534)	$18,469	11
Total	$22,003	$(3,534)	$18,469

Future amortization expense for intangible assets over their remaining useful lives is as follows (in thousands).

Year ending December 31	Patents and trademarks
2019	$1,944
2020	1,944
2021	1,944
2022	1,944
2023	1,944
2024 and thereafter	8,749
Total	$18,469

Amortization expense for the years ended December 31, 2018 and 2017, was $1.9 million and $1.7 million, respectively.

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

Certain Research and Development expenses are reported as Discontinued Operations. (See Note 9.)

Change in fair value of contingent consideration

The Company recorded the value of contingent future consideration to be paid for the acquisition of Essentialis as a liability in March 2017 at the date of the acquisition. The changes in value of the liability for the contingent consideration since the acquisition date are recorded as operating expense in the consolidated statements of operations.

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

The loss from discontinued operations is reported net of the related effect for income taxes in the statements of operations.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of Series A, Series C, the 2017 PIPE Warrants and 2018 PIPE Warrants, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within the sole control of the Company or variable settlement provision that cause them to not be indexed to the Company’s own stock.

Stock-Based Compensation

Stock-based compensation costs related to stock options granted to employees and directors are measured at the date of grant based on the estimated fair value of the award. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock options we grant to employees generally vest over four years.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•	Expected volatility: The Company calculates the estimated volatility rate based on the volatilities of common stock of comparable companies in its industry.
•

Expected term: The Company does not believe it is able to rely on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term for use in estimating the fair value-based measurement of our options. Therefore, the Company has opted to use the “simplified method” for estimating the expected term of options.

•	Risk-free rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.
•

Expected divided yield: The Company has never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, it used an expected dividend yield of zero.

The Company accounts for forfeitures as they occur.

Recent Accounting Standards

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or the ASU 2016-18, “Statement of Cash Flows: Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted these standards in the first quarter of 2018 utilizing the retrospective transition method. There was no material impact on the Company’s consolidated financial statements resulting from the adoption of this guidance.

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

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, or SAB 118, to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act”, or the Tax Act, which became effective for the Company on January 1, 2018. The Company has adopted ASU 2018-09, and adoption of this ASU has no significant impact on its consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)”. ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize most leases on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. Topic 842 is effective for public entities with fiscal years beginning after December 15, 2018 and for all other entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, Topic 842 will be effective for the Company beginning in fiscal 2020, although early adoption is permitted. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements and the additional transition method under ASU 2018-11, which allows the Company to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, this ASU 2017-11 will be effective for the Company beginning in fiscal 2020, although early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for the Company beginning in 2020. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has not yet evaluated the impact of adoption of this ASU on its consolidated financial statements disclosures.

In August 2018, SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company plans to apply the new guidance to its consolidated financial statements during the first quarter of 2019.

In October 2018, the FASB issued ASU 2018-17, "Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities”, which modifies the guidance related to indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interest. This ASU is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Fair Value of Financial Instruments

The carrying value of the Company’s cash, restricted cash, cash equivalents and accounts payable, approximate fair value due to the short-term nature of these items.

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

•	Level I — Unadjusted quoted prices in active markets for identical assets or liabilities;
•

Level II — Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

•	Level III — Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$49	$49	$—	$—
Series C warrant liability	—	—	—	—
2017 PIPE warrant liability	4,563	—	—	4,563
2018 PIPE warrant liability	600	—	—	600
Essentialis purchase price contingency liability	5,649	—	—	5,649
Total common stock warrant and contingent consideration liability	$10,861	$49	$-	$10,812

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$70	$70	$—	$—
Series C warrant liability	6	—	—	6
2017 PIPE warrant liability	5,076	—	—	5,076
Essentialis purchase price contingency liability	5,082	—	—	5,082
Total common stock warrant and contingent consideration liability	$10,234	$70	$-	$10,164

The Series A Warrant is a registered security that trades on the open market and the fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which is listed on and obtained from NASDAQ. Accordingly, the fair value of Series A Warrants is a Level 1 measurement. The fair value measurement of the Series C Warrants is based on significant inputs that are unobservable and thus represent Level 3 measurements. The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model, which is equivalent to fair value computed using the Binomial Lattice Option Model. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates. The Company’s estimated fair value of the 2017 PIPE Warrants and the 2018 PIPE Warrants was calculated using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones (see Note 8). The Level 3 estimates are based, in part, on subjective assumptions.

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

	Series A Warrant		Series C Warrant		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2018	485,121	$70	118,083	$6	6,024,425	$5,076	—	$—	$5,082
Change in value of Series A Warrants	—	(21)	—	—	—	—	—	—	—
Change in value of Series C Warrants	—	—	—	(6)	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	—	—	(513)	—	—	—
Issuance of 2018 PIPE Warrants	—	—	—	—	—	—	513,617	582	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	—	—	18	—
Change in value of contingent liability	—	—	—	—	—	—	—	—	567
Balance at December 31, 2018	485,121	$49	118,083	$—	6,024,425	$4,563	513,617	$600	$5,649

Note 5. Property and Equipment, Net

Property and equipment are summarized in the following table (in thousands).

	December 31, 2018	December 31, 2017
Computer hardware	$67	$61
Computer software	2	—
Furniture and fixtures	23	23
Leasehold improvements	13	13
	105	97
Less accumulated depreciation and amortization	(93)	(74)
Total	$12	$23

Depreciation expense was approximately $19,000 and $44,000 for the years ended December 31, 2018 and December 31, 2017, respectively

Note 6. Warrant Liabilities

The Company has issued multiple warrant series, of which the Series A Warrants, Series C Warrants, the 2017 PIPE Warrants and the 2018 PIPE Warrants (the “Warrants”) are considered liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

Accounting Treatment

The Company accounts for the Warrants in accordance with the guidance in ASC 815. As indicated above, the Company may be obligated to settle Warrants in cash in the case of a Fundamental Transaction.

The Company classified the Warrants, with a term greater than one year, as long-term liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s consolidated statements of operations.

Series A Warrants

The Company has issued 489,921 Series A Warrants to purchase shares of its common stock at an exercise price of $32.50 per share in connection with the unit offering offered in the Company’s initial public offering, or the IPO, in November 2014. The Series A Warrants are exercisable at any time prior to the expiration of the five-year term on November 12, 2019.

Upon the completion of the IPO, the Series A Warrants started trading on the NASDAQ under the symbol SLNOW. As the Series A Warrants are publicly traded, the Company uses the closing price on the measurement date to determine the fair value of the Series A Warrants. The Series A Warrants contract further provide for the payment of liquidated damages at an amount per month equal to 1% of the aggregate volume weighted average price, or VWAP, of the shares into which each Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds related to the warrant financings to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which approximates the binomial lattice model.

Since their issuance, a total of 4,800 Series A Warrants have been exercised. As of December 31, 2018, the fair value of the 485,121 outstanding Series A Warrants was approximately $49,000, and the decrease of approximately $21,000 in fair value during the year ended December 31, 2018 was recorded as other income (expense) in the consolidated statements of operations.

Series C Warrants

On March 5, 2015, the Company entered into separate agreements with certain Series B Warrant holders, who agreed to exercise their Series B Warrants to purchase an aggregate of 117,902 shares of the Company’s common stock at an exercise price of $32.50 per share, resulting in the de-recognition of $6.7 million of the previously issued Series B Warrant liability and gross proceeds to the Company of $3.8 million based on the exercise price of the Series B Warrants. In connection with this exercise of the Series B Warrants, the Company issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of the Company’s common stock underlying the Series B Warrants that were exercised. Each Series C Warrant is exercisable at $31.25 per share and will expire on March 5, 2020. The Series C Warrants contract further provide for the payment of liquidated damages at an amount per month equal to 1% of the aggregate volume weighted average price, or VWAP, of the shares into which each Warrant is convertible into in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds related to the warrant financings to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which approximates the binomial lattice model.

In April 2015, the Company issued a tender offer to the remaining holders of Series B Warrants to induce the holders to cash exercise the outstanding Series B Warrants in exchange for new Series C Warrants with an exercise price of $31.25 per share that expire on March 5, 2020. The tender offer was extended to Series B Warrant holders under a registration statement filed with the SEC on Form S-4, which was declared effective on June 25, 2015 and expired on July 24, 2015. During July 2015, certain Series B Warrant holder(s) tendered their Series B Warrants under the tender offer, which resulted in the issuance of 181 shares of the Company’s common stock, the issuance of 181 Series C Warrants and proceeds to the Company of approximately $6,000.

The Series C Warrants are exercisable into 118,083 shares of the Company’s common stock. As of December 31, 2018, the fair value of the Series C Warrants was determined to be zero. The decline in the fair value of the liability for the Series C Warrants of approximately $6,000 during the year ended December 31, 2018 was recorded as other income (expense) in the consolidated statements of operations.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs.

	December 31, 2018	December 31, 2017
Volatility	90%	90%
Contractual term (years)	1.17	2.17
Expected dividend yield	—%	—%
Risk-free rate	2.60%	1.57%

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

As of December 31, 2018, the fair value of the 2017 PIPE Warrants was estimated at $4.6 million. The decrease in the fair value of the liability for the 2017 PIPE Warrants of approximately $513,000 during the year ended December 31, 2018 was recorded as other income (expense) in the consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	December 31, 2018	December 31, 2017
Volatility	75%	67%
Contractual term (years)	0.8	0.8
Expected dividend yield	—%	—%
Risk-free rate	2.51%	1.76%

Warrants Issued as Part of the Units in the 2018 PIPE Offering

The 2018 PIPE Warrants were issued on December 19, 2018 in the 2018 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2018 PIPE Offering, and entitle the holders of each of the 10,272,375 units to purchase 0.05 shares of the Company’s common stock at an exercise price equal to $2.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2018 PIPE Warrants and terminating on December 21, 2023.

The exercise price and number of shares of common stock issuable upon exercise of the 2018 PIPE Warrants may be adjusted in certain circumstances, including in the event of a stock split, stock dividend, extraordinary dividend, or recapitalization, reorganization, merger or consolidation. However, the exercise price of the 2018 PIPE Warrants will not be reduced below $2.00.

In the event of a change of control of the Company, the holders of unexercised warrants may present their unexercised warrants to the Company, or its successor, to be purchased by the Company, or its successor, in an amount equal to the per share value determined by the Black Scholes methodology.

As of December 31, 2018, the fair value of the 2018 PIPE Warrants was estimated at approximately $600,000. The approximate $18,000 increase in the fair value of the liability for the 2018 PIPE Warrants since they were issued was recorded as other income (expense) in the consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility.

The following summarizes certain key assumptions used in estimating the fair values.

	December 31, 2018	December 19, 2018 (date of issue)
Volatility	75%	75%
Contractual term (years)	5.0	5.0
Expected dividend yield	—%	—%
Risk-free rate	2.51%	2.62%

The Monte Carlo simulation of a geometric Brownian motion model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates.

•	Volatility: The Company calculates the estimated volatility rate based on the volatilities of common stock of comparable companies in its industry.
•	Contractual term: The expected life of the warrants, which is based on the contractual term of the warrants.

•

Expected dividend yield: The Company has never declared or paid any cash dividends and does not currently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

•	Risk-free rate: The risk-free interest rate is based on the U.S. Treasury rate for similar periods as those of expected volatility.

Note 7. Commitments and Contingencies

Facility Leases

On July 1, 2015 the Company executed a new four-year non-cancelable operating lease agreement for 8,171 square feet of office space for its headquarters facility. The lease agreement provides for monthly lease payments of approximately $23,000 beginning in September 2015, with increases in the following three years. An additional 5,265 square feet of office space became part of the new lease agreement on March 1, 2016, and in December 2017 the Company subleased this additional space to a third party through the end of the lease term. The lease and the sublease both expire in August 2019.

The Company also leased office space under a non-cancelable operating lease agreement that was set to expire in May 2015, and in February 2015 the Company signed an amendment to its lease agreement, extending the lease through June 2018. The amendment provided for monthly lease payments of approximately $22,000 beginning in June 2015, with increases in the following two years. The Company subleased this facility in January 2016.

Minimum rental commitments under all noncancelable leases with an initial term in excess of one year as of December 31, 2018 were approximately $344,000 during 2019 and none thereafter, not including the impact of sublease payments the Company will receive under its existing sublease.

Rent expense was approximately $323,000 and $514,000 during the years ended December 31, 2018 and 2017, respectively.

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

The transaction was accounted for as an asset acquisition under the acquisition method of accounting. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets and activities is not a business.

In consideration, the Company issued 3,783,388 shares of common stock to stockholders of Essentialis on March 7, 2017. Pursuant to the terms of the Merger Agreement, the Company held back shares of common stock as partial recourse to satisfy indemnification claims. Effective March 7, 2018, on the one-year anniversary of the closing of the merger, the Company issued 180,667 shares for the previously held back amount. In the second quarter of 2018 there were 903,367 additional shares of common stock issued upon the achievement of a development milestone. In total, 4,867,422 shares of common stock were issued to Essentialis stockholders. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, the Company is obligated to make cash earnout payments of up to a maximum of $30.0 million to Essentialis stockholders. The merger consideration described above will be reduced by any such shares of common stock issuable, or cash earnout payments payable, to Essentialis’ management carve-out plan participants and other service providers of Essentialis, in each case, in accordance with the terms of the Merger Agreement.

Since the acquisition was determined to be an asset acquisition, the total value of the purchase consideration was allocated to the asset acquired. The fair value of the shares issued on the completion of the merger and of the contingent shares to be issued in the future was based on the stock price of the Company on the date of completion of the merger. In addition, the trading history of the Company was reviewed to assess the reliability of the implied consideration value. The Company trades on the NASDAQ, a major U.S. stock exchange, and has significant average daily trading volume with tight intraday bid-ask spreads. These characteristics indicate Soleno’s shares are actively traded and provide a reliable indication of value. On March 7, 2017, the date of the transaction close, the Company’s stock was trading at $3.85 per common share. Additionally, the average closing price of the stock in the 30 calendar days leading up to the close was also approximately $3.85. Accordingly, the fair value of the shares issued on March 7, 2017 and the estimated fair value of the contingent shares to be issued in the future are based on this stock price.

The agreement to pay cash upon the achievement of the commercial milestones results in the recognition of a contingent consideration. The fair value of the contingent cash consideration is based on the Company’s analysis of the likelihood of the drug indication moving from Phase II through approval in the Federal Drug Administration approval process and then reaching the cumulative revenue milestones. In determining the likelihood of this occurring, the analysis relied on 2016 research published by BIO, Biomedtraker, & Amplion titles “Clinical Development Success Rates 2006-2015.” Based on management’s assessment, a 56% probability of achieving each milestone was determined to be reasonable. Additionally, the Company anticipated at the time of the merger that it could reach the commercial milestones of $100.0 million and $200.0 million in applicable revenue in 2023 and 2025, respectively.

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

Management engaged independent professional assistance and advice in order to assess the fair value of the contingent stock and cash consideration as of March 7 and December 31, 2017. During the process of determining the fair value of the contingent consideration at December 31, 2017, the Company became aware that certain of the subjective assumptions made at the time of the initial valuation should be modified based upon management’s increased understanding of the commercial capabilities of the DCCR drug of which it became aware subsequent to the acquisition. Accordingly, the Company determined that it was appropriate to adjust the provisional valuation amounts recorded for the contingent stock and cash consideration made at the inception in March 2017. As a result, the value of the contingent cash consideration to be paid upon completing successive sales milestones increased and the value of the contingent stock consideration payable upon timing milestones was reduced; the resulting combined change to the total contingent consideration was not material. The initial valuation of the contingent consideration determined the fair value of the contingent stock consideration to be $4.2 million and the fair value of the contingent cash consideration to be $1.1 million, for the combined value of $5.3 million for the total of the stock and cash contingent consideration. The revision of the initial valuation of the contingent consideration, made within the measurement period, determined the fair value of the contingent stock consideration to be $2.7 million and the fair value of the contingent cash consideration to be $2.6 million, for the combined value of $5.3 million for the total of the contingent stock and cash consideration.

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

As an asset acquisition, the Company also capitalized approximately $573,000 of total costs incurred to complete the acquisition consisting of legal fees of approximately $469,000, printing fees of approximately $75,000 and accounting and other fees of approximately $29,000. Additionally, the Company recorded as part of the purchase price consideration the value equivalent to the deferred tax liability that resulted from acquiring the assets in the amount of $1.7 million. The total intangible asset of $22.0 million was recorded on the balance sheet and is being amortized ratably over the life of the patents through June 30, 2028.

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

The fair value of the liability for the contingent consideration payable by the Company achieving the commercial sales milestones of $100.0 million and $200.0 million was initially established as $2.6 million at the time of the merger.  The fair value of the contingent consideration payable increased to $5.1 million at December 31, 2017 and to $5.6 million at December 31, 2018, based on the Company’s assessment that it could reach the commercial sales milestones of in 2024 and 2026, respectively. The changes in fair value of the contingent consideration payable after the time of the merger are recognized as income or expense in the line titled Change in fair value of contingent consideration in the Company’s consolidated statements of operations.

Note 9. Discontinued Operations and Assets Held for Sale

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

The components of the Consolidated Balance Sheet accounts presented as assets and liabilities held for sale as of December 31, 2017 follow (in thousands).  There were no assets or liabilities held for sale as of December 31, 2018 after the deconsolidation of Capnia.

December 31, 2017
Current assets
Accounts receivable	$50
Inventory	420
Prepaid expenses and other current assets	46
Total current assets held for sale	$516
Long-term assets
Property and equipment, net	$20
Other intangible assets	446
Total long-term assets held for sale	$466
Current liabilities
Accounts payable	$51
Accrued compensation and other current liabilities	76
Total current liabilities for sale	$127
Long-term liabilities
Other long-term liabilities	$225
Total long-term liabilities held for sale	$225

The components of the Consolidated Statements of Operations presented as discontinued operations follow (in thousands).

	Year Ended December 31,
	2018	2017
Product revenue	$62	$735
Cost of product revenue	32	820
Gross profit (loss)	30	(85)
Expenses
Research and development	1,106	2,427
Sales and marketing	25	218
General and administrative	393	669
Total expenses	1,524	3,314
Operating loss	(1,494)	(3,399)
Other expense
Loss on sale of assets	—	(186)
Other expense	—	(8)
Total other expense	—	(194)
Net loss from discontinued operations	$(1,494)	$(3,593)

Stock-based compensation expense of approximately $76,000 and $120,000 was classified in discontinued operations for the years ended December 31, 2018 and 2017, respectively.

(ii) NFI Sale

On September 2, 2015, the Company established NeoForce, Inc. (“NFI”), a wholly owned subsidiary of the Company and through NFI, acquired substantially all of the assets of an unrelated privately held company NeoForce Group, Inc.(“NeoForce”).

On July 18, 2017, the Company completed the sale of stock of its 100% wholly-owned subsidiary, NFI, primarily related to the Company’s portfolio of neonatology resuscitation business pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated as of July 18, 2017, with NeoForce Holdings, Inc. (“Holdings”), a 100% owned subsidiary of Flexicare Medical Limited, a privately held United Kingdom company, for $720,000 and adjustments for inventory and the current cash balances held at NFI. The Company also received the total outstanding accounts receivable and inventory held by NFI at the date of sale, as it was collected or sold, respectively. The transactions contemplated by the Purchase Agreement are a continuation of a process previously disclosed by the Company of evaluating strategic alternatives and focusing on the Company’s rare disease therapeutic business. The Purchase Agreement includes customary terms and conditions, including an adjustment to the purchase price based on inventory and accounts receivables, and provisions that require the Company to indemnify Holdings, to the maximum of $250,000, for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the Purchase Agreement and certain other matters, which indemnification obligation terminates once the statute of limitations expires. Proceeds from the sale are payable to the Company as follows: (1) a $720,000 payment to the Company in cash on July 18, 2017, (2) the value of outstanding accounts receivable as it is collected by NFI following July 18, 2017, payable on a monthly basis, and (3) the value of inventory as it is sold following July 18, 2017, payable on a monthly basis. The Purchase Agreement contains customary representations and warranties of each of the parties.

(iii) CoSense Joint Venture Agreement

In December 2017, the Company entered into a joint venture with OAHL with respect to its CoSense product by agreeing to sell shares of Capnia, its wholly-owned subsidiary, to OAHL. CoSense was Soleno’s first Sensalyze Technology Platform product to receive 510(k) clearances from the FDA and CE Mark certification. CoSense measures CO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. The first target market for CoSense is for the use of ETCO measurements to aid in detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. The Company’s entry into the joint venture results from a comprehensive review of strategic alternatives for its legacy products and product candidates following its transition to a primarily therapeutic drug product company. The terms of the Joint Venture Agreement provide that OAHL will invest up to a total of $2.2 million in Capnia’s common shares on an incremental quarterly basis commencing in December 2017. Going forward, OAHL will be responsible for funding a portion of the Capnia operations. The Joint Venture Agreement provided that Capnia would issue shares of common shares to OAHL based on a negotiated price of $1.00 per share when the cumulative investment made by OAHL equaled or exceeded $1.2 million. For financial reporting purposes, Capnia’s assets, liabilities and results of operations have historically been consolidated with those of the Company.

During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the share issuance the Company no longer holds a controlling interest in Capnia and resulted in the deconsolidation of Capnia’s financial statements with those of the Company and a $2.0 million gain was recognized in the fourth quarter of 2018 as a result of the deconsolidation. Of this amount, $1.2 million relates to the remeasurement of the Company's retained interest in the joint venture to fair value which was measured based on the negotiated price of $1.00 per share for Soleno’s remaining ownership of 1,480,000 shares less a 23% discount for lack of control over Capnia. The total gain is included in other income from continuing operations on the Company's consolidated statements of operations. The remaining 47% investment in Capnia is classified as an equity method investment and presented as a Minority interest investment in former subsidiary in the consolidated balance sheet.

Note 10. Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock.

The Company had issued a total of 13,780 shares of Series B Convertible Preferred Stock pursuant to the Securities Purchase Agreement entered into on June 29, 2016 with Sabby Management, LLC. As of December 31, 2018, there were no shares of Series B Convertible Preferred Stock outstanding as all such previously issued shares had been converted to common shares.

Common Stock

On December 22, 2016, the Company entered into the Merger Agreement with Essentialis. Consummation of the Merger was subject to various closing conditions, including the Company’s consummation of a financing of at least $8.0 million at, or substantially contemporaneous with, the closing of the Merger, which occurred on March 7, 2017 and the receipt of stockholder approval of the Merger at a special meeting of stockholders, which the Company received on March 6, 2017.

On March 7, 2017, the Company completed the Merger with Essentialis and issued 3,783,388 shares of common stock to shareholders of Essentialis. Pursuant to the terms of the Merger Agreement, the Company held back shares of common stock as partial recourse to satisfy indemnification claims. Effective March 7, 2018, on the one-year anniversary of the closing of the merger, the Company issued 180,667 shares for the previously held back amount. In the second quarter of 2018 there were 903,367 additional shares of common stock issued upon the achievement of a development milestone. In total, 4,867,422 shares of common stock were issued to Essentialis stockholders. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, the Company is obligated to make cash earnout payments of up to a maximum of $30.0 million to Essentialis stockholders. The merger consideration described above will be reduced by any such shares of common stock issuable, or cash earnout payments payable, to Essentialis’ management carve-out plan participants and other service providers of Essentialis, in each case, in accordance with the terms of the Merger Agreement.

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

On December 11, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company sold and issued 8,141,116 immediately separable units at a price per unit of $1.84 for aggregate gross proceeds of $15.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.74 shares of the Company’s common stock at an exercise price of $2.00 per share, for an aggregate of 8,141,116 shares of common stock and corresponding warrants to purchase an aggregate of 6,024,425 shares of common stock, together the shares of common stock are referred to as the 2017 Resale Shares. The Company also granted certain registration rights to these stockholders, pursuant to which, among other things, the Company prepared and filed a registration statement with the SEC to register for resale the 2017 Resale Shares. The registration statement was declared effective in February 2018.

On December 19, 2018, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.05 shares of the Company’s common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. The Company also granted certain registration rights to these stockholders, pursuant to which, among other things, the Company will prepare and file with the SEC a registration statement to register for resale the 2018 Resale Shares prior to March 31, 2019.

Equity Incentive Plans

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

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of December 31, 2018, a total of 1,150,961 shares are available for future grant under the 2014 Plan.

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the years ended December 31, 2018 and 2017 of approximately $988,000 and $1.0 million, respectively, of which approximately $76,000 and $120,000 and was recorded in discontinued operations in 2018 and 2017, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during the year ended December 31, 2018 and December 31, 2017.

Stock compensation expense was allocated between departments in continuing operations as follows (in thousands).

	Year ended
	December 31, 2018	December 31, 2017
Research and development	$205	$93
General and administrative	707	787
Total	$912	$880

Stock Options

The Company granted options to purchase 756,086 and 622,755 of the Company’s common stock in 2018 and 2017, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Year Ended
	December 31, 2018	December 31, 2017
Expected life (years)	5.5-6.0	5.5-6.1
Risk-free interest rate	2.7%-2.8%	1.9%-2.2%
Volatility	70%-71%	61%-69%
Dividend rate	— %	— %

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates:

•

Expected life: The expected life of stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method. The Company does not believe it is able to rely on historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term for use in estimating the fair value-based measurement of stock options. Therefore, it has opted to use the “simplified method” for estimating the expected term of options.

•	Risk-free interest rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.
•	Volatility: The estimated volatility rate based on the volatilities of common stock of comparable companies in the Company’s industry.
•

Dividend rate: The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes stock option transactions for the years ended December 31, 2018 and 2017 as issued under the Plans.

	Shares Available	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term
	for Grant	Outstanding	Share	(in years)
Balance at January 1, 2017	191,770	581,687	$17.10	8.48
Additional shares authorized	134,295
Amendment to plan to authorize additional shares	1,785,837
Options granted	(622,755)	622,755	$3.04
Options exercised	—	—	—	—
Options canceled/forfeited	177,455	(177,455)	$8.84	—
Balance at December 31, 2017	1,666,602	1,026,987	$9.99	7.94
Additional shares authorized	223,742
Shares allocated to grants of restricted stock units	(99,217)
Options granted	(756,086)	756,086	$1.68
Options exercised	—	—	—	—
Options canceled/forfeited	115,920	(115,920)	$12.72	—
Balance at December 31, 2018	1,150,961	1,667,153	$6.03	8.27
Options vested at December 31, 2018		820,422	$9.85	7.64
Options vested and expected to vest at December 31, 2018		1,667,153	$6.03	8.27

The weighted-average grant date fair value of employee options granted was $1.08 and $1.88 per share for the year ended December 31, 2018 and December 31, 2017, respectively. At December 31, 2018 total unrecognized employee stock-based compensation was $1.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. As of December 31, 2018, the outstanding stock options had an intrinsic value of approximately $71,000.

The fair value of an equity award granted to a nonemployee generally is determined in the same manner as an equity award granted to an employee. In most cases, the fair value of the equity securities granted is more reliably determinable than the fair value of the goods or services received. Stock-based compensation related to its grant of options to non-employees has not been material to date.

Restricted Stock Units

There were 99,217 restricted stock units granted by the Company during the year ended December 31, 2018 to employees and nonemployees. The shares were 100% vested on the grant date and were valued based on the Company’s common stock price on the grant date, with approximately $159,000 of the related stock-based compensation expense recognized at that time.

2014 Employee Stock Purchase Plan

The Company’s board of directors and stockholders have adopted the 2014 Employee Stock Purchase Plan, or the ESPP. The ESPP has become effective, and the board of directors will implement commencement of offers thereunder in its discretion. A total of 27,967 shares of the Company’s common stock has been made available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each year beginning in the year following the initial date that the board of directors authorizes commencement, equal to the least of:

•	1.0% of the outstanding shares of the Company’s common stock on the first day of such year;
•	55,936 shares; or
•	such amount as determined by the board of directors.

As of December 31, 2018, there were no purchases by employees under this plan.

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

Other Common Stock Warrants

As of December 31, 2018, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had outstanding 1,851 common stock warrants issued in 2009, with an exercise price of $108.00 and a term of 10 years, which expired in January 2019 and 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 11. Income Taxes

The geographical distribution of loss before income taxes are summarized below (in thousands).

	December 31,
	2018	2017
United States	$(11,830)	$(13,707)
Foreign	(11)	(17)
Income (loss) before income taxes	$(11,841)	$(13,724)
Income (loss) resulting from discontinued operations	$(1,494)	$(3,593)
Taxes allocated to discontinued operations	—	—

The components of the provision for income tax benefit follows (in thousands).

	December 31,
	2018	2017
Current:
Federal	$—	$—
State	—	1
Foreign	—	—
	—	1
Deferred
Federal	—	(1,578)
State	—	(73)
Foreign	—	—
	—	(1,651)
Total provision for income taxes benefit	$—	$(1,650)

The provision for income tax benefit differs from the amount estimated by applying the statutory federal income tax rate to the operating loss from continuing operations due to the following (in thousands).

	December 31,
	2018	2017
Tax on the loss before income tax expense computed at the federal statutory rate	$(2,486)	$(4,666)
State tax (benefit) at statutory rate, net of federal benefit	(187)	(67)
Tax reform	—	10,613
Foreign rate differential	2	3
Change in valuation allowance	4,143	(8,485)
Change in research and development credits	(99)	(121)
Stock based compensation—ISOs	143	295
Change in fair value of warrants	(110)	343
Change in fair value of contingent consideration	119	—
Gain on deconsolidation	(4)	—
Disallowance of loss on discontinued operations	(426)	—
Acquisition costs	—	203
Change in NOL true up	(590)	—
Change in temporary difference true up	(456)	—
Loss on sale of NFI	—	(677)
Other	(49)	909
Provision for income tax benefit	$—	$(1,650)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2018 and 2017 (in thousands).

	December 31,
	2018	2017
Non-Current Deferred Tax Assets:
Federal and state net operating loss carryforwards	$28,532	$25,486
Research and other credits	2,037	1,807
Reserves and accruals	52	145
Assets held for sale	15	17
Fixed assets	67	—
Capital loss carryover	425	459
Stock based compensation	70	36
Other deferred tax assets	542	—
Gross non-current deferred tax assets	31,740	27,950
Intangible Assets	(4,062)	(4,414)
Fixed Assets	—	(3)
Total non-current deferred tax liabilities	(4,062)	(4,417)
Total deferred tax assets	27,678	23,533
Valuation allowance	(27,678)	(23,533)
Net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The valuation allowance increased by $4.1 million from December 31, 2017 to December 31, 2018 primarily due to the generation of current year net operating losses and research and development credits claimed.

As of December 31, 2018, the Company had $129.8 million of federal, $51.4 million of state and approximately $264,000 of foreign net operating losses available to offset future taxable income. The federal net operating loss carryforwards begins to expire in 2019, the state net operating loss carryforwards will begin to expire in 2028 and the foreign net operating loss carryforward can be carried forward indefinitely, if not utilized. As of December 31, 2018, the Company also had $1.2 million of federal and approximately $798,000 of state research and development credit carryforwards. The federal research and development credit carryforward begin to expire in 2024 and the state research and development credit can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carry forwards are subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company completed Section 382 analysis through December 2016 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in June 2016. The Company’s tax attributes are subject to an annual limitation of $0.5 million per year for federal purposes. For years ended after December 31, 2016, the utilization of net operating losses and tax credit carryforwards are subject to further limitation in the event an additional ownership change were to occur for tax purposes. The Company is in process of completing an analysis of whether there was an ownership change, as defined under Section 382 of the Internal Revenue Code, resulting from the issuance of new shares during 2018 and, as such, is not able at this time to determine the impact on the NOL carryforwards, if any, as of the date of these consolidated financial statements as result of the 2018 share issuances. Once the analysis is completed, the Company will make any appropriate adjustments to the balances of NOLs to be carried forward and thus adjust the NOL deferred tax asset accordingly, if required.

United States taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries as of December 31, 2018, as the earnings, if any, are intended to be indefinitely reinvested.

The following tables summarize the activities of gross unrecognized tax benefits (in thousands).

	December 31,
	2018	2017
Beginning balance	$854	$795
Increases (decreases) related to prior year tax positions	23	(4)
Increase related to current year tax positions	87	63
Ending Balance	$964	$854

There were no unrecognized tax benefits that would impact the effective tax rate as of December 31, 2018 and December 31, 2017. As of December 31, 2018, unrecognized tax benefits of approximately $964,000 would be offset by a change in valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, certain state jurisdictions and United Kingdom. In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable. In the U.S federal jurisdiction, tax years 1999 forward remain open to examination, in the state tax jurisdiction, years 2008 forward remain open to examination and in the foreign jurisdiction, years 2015 forward remain open to examination. The Company is currently not under audit by any federal, state, local or foreign jurisdiction.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided provisional estimates of the effect of the Tax Act in our financial statements.  In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and determined that no further adjustments were needed.

The Jobs Act also establishes global intangible low-taxed income, or “GILTI,” provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations. The Company’s accounting policy for the income tax effects of GILTI will be to recognize those taxes as expenses in the period incurred. In 2018, the Company’s foreign subsidiary realized a tested loss for the period and therefore, the Company did not have a GILTI inclusion for the year.

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has no material unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2018. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.

Note 12. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise of common stock warrants and options. For the years ended December 31, 2018 and 2017, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of December 31,
	2018	2017
Convertible preferred stock	—	914,200
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	1,667,153	1,026,987
Warrants issued in 2009 to purchase common stock	1,851	1,851
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A warrants to purchase common stock	485,121	485,121
Series C warrants to purchase common stock	118,083	118,083
Series D warrants to purchase common stock	586,162	586,162
2017 PIPE warrants	6,024,425	6,024,425
2018 PIPE warrants	513,617	—
Total	9,514,982	9,275,399

Note 13. Compensation Plan for Board Members

In 2017, the Compensation Committee of the Board of Directors recommended, and the Board approved a revised compensation plan pursuant to which all board fees are paid in common stock of the Company. Payment to the Board of Directors in shares of the Company’s common stock is made after the close of the quarter in which the compensation is earned. During 2018 and 2017, the Company issued 146,371 and 90,306 shares, respectively, of common stock to its Board members for fees earned.

Note 14. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. To date, the Company has not made any matching contributions.

Note 15. Subsequent Events

On February 4, 2019 the Company formed a new wholly owned subsidiary in Ireland named Soleno Therapeutics Europe Limited.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
2.	Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated as of July 18, 2017, and between Soleno Therapeutics, Inc., a Delaware corporation, and NeoForce Holdings, Inc. a Delaware corporation	8-K	July 24, 2017	2.1

2.2	Joint Venture Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

2.3	PRC IP Purchase Agreement, dated as of December 4, 2017, by and between OptAsia Healthcare Limited and Capnia, Inc.	8-K	December 8, 2017	2.2

2.4	Transition Services Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., a Delaware corporation, Capnia, Inc. and OptAsia Healthcare, Ltd., a Hong Kong company	8-K	December 8, 2017	2.3

3.1	Amended and Restated Certificate of Incorporation of Soleno Therapeutics, Inc.	S-1/A	August 7, 2014	3.2

3.2	Amended and Restated Bylaws of Soleno Therapeutics, Inc.	S-1/A	July 1, 2014	3.4

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	July 6, 2016	3.1

3.5	Certificate of Amendment	8-K	May 11, 2017	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	October 6, 2017	3.1

4.1	Form of the common stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Soleno Therapeutics, Inc. and certain holders of the Soleno Therapeutics, Inc.’s capital stock named therein.	S-1/A	July 1, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	August 5, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	August 5, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	August 5, 2014	4.5

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Soleno Therapeutics, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

4.16	Form of unit certificate.	S-1/A	August 5, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	November 4, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	November 4, 2014	4.18

4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2

4.23	Form of Series D common stock Warrant Certificate.	8-K	October 15, 2015	4.3

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4

4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1

4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2

4.27	Form of Common Stock Purchase Warrant	8-K	December 13, 2017	4.1

4.28	Form of Common Stock Purchase Warrant	8-K	December 19, 2018	4.1

9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1

9.20	Form of Voting Agreement.	8-K	July 6, 2016	9.1

9.30	Form of Voting Agreement.	8-K	December 27, 2016	10.1

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Soleno Therapeutics, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Soleno Therapeutics, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Soleno Therapeutics, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

10.9	Offer Letter, dated April 17, 2014, by and between Soleno Therapeutics, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Soleno Therapeutics, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

10.19	Sublease, dated May 20, 2014, by and among Soleno Therapeutics, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Soleno Therapeutics, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

10.21	Loan Agreement by and between Soleno Therapeutics, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement.	8-K	March 5, 2015	10.1

10.25	Advisory Agreement by and between Soleno Therapeutics, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2015	10.25

10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1

10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2

10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1

10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1

10.30	Engagement Letter dated September 17, 2015, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1

10.31	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

10.32	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2

10.33	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3

10.34	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.33

10.35	Transfer and Distribution Agreement: United States: by and between Soleno Therapeutics, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1

10.36	Engagement Letter dated June 26, 2016, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1

10.37	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1

10.38	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.39	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 20, 2016	10.39

10.40	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Soleno Therapeutics, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Soleno Therapeutics, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.1

10.41	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.51

10.42	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.52

10.43	Stock Purchase Agreement made by and between the Company and NeoForce Holdings, Inc. a Delaware corporation dated July 18, 2017	8-K	July 24, 2017	2.1

10.44	Joint Venture Agreement dated as of December 4, 2017 by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

10.45	Securities Purchase Agreement, dated as of December 11, 2017	8-K	December 13, 2017	10.1

10.46	Confidential Consulting Agreement, dated September 5, 2017 by and between FLG Partners, LLC and the Company	8-K	June 4, 2018	10.1

10.47	Securities Purchase Agreement, dated as of December 11, 2017	8-K	December 19, 2018	10.1

21.1	Subsidiaries				X

23.1	Consent of Marcum LLP				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soleno Therapeutics, Inc.

Date: March 19, 2019	By:	/S/ ANISH BHATNAGAR
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

Signature	Title	Date

/S/ ANISH BHATNAGAR Anish Bhatnagar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2019

/S/ JONATHAN WOLTER Jonathan Wolter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2019

/S/ ERNEST MARIO Ernest Mario	Chairman	March 19, 2019

/S/ ANDREW SINCLAIR Andrew Sinclair	Director	March 19, 2019

/S/ WILLIAM G. HARRIS William G. Harris	Director	March 19, 2019

/S/ MAHENDRA SHAH Mahendra Shah	Director	March 19, 2019

/S/ STUART COLLINSON Stuart Collinson	Director	March 19, 2019