Form 10-Q
period 2019-03-31
SOLENO THERAPEUTICS INC
filed 2019-05-13
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SLNO	NASDAQ
Common Stock, $0.001 per value, underlying the warrants	SLNOW	NASDAQ

As of May 6, 2019, there were 31,776,584 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$19,402	$23,099
Prepaid expenses and other current assets	603	529
Due from related party	72	64
Minority interest investment in former subsidiary	788	978
Total current assets	20,865	24,670
Long-term assets
Property and equipment, net	19	12
Intangible assets, net	17,983	18,469
Total assets	$38,867	$43,151
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,258	$934
Accrued compensation and other current liabilities	992	943
Total current liabilities	2,250	1,877
Long-term liabilities
Series A warrant liability	73	49
2017 PIPE Warrant liability	6,274	4,563
2018 PIPE Warrant liability	784	600
Contingent liability for Essentialis purchase price	5,855	5,649
Total liabilities	15,236	12,738
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 shares designated at March 31, 2019 and December 31, 2018; zero shares issued and outstanding at March 31, 2019 and at December 31, 2018. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,776,584 and 31,755,169 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	32	32
Additional paid-in-capital	157,661	157,413
Accumulated deficit	(134,062)	(127,032)
Total stockholders’ equity	23,631	30,413
Total liabilities and stockholders’ equity	$38,867	$43,151

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses
Research and development	$2,760	$1,180
General and administrative	2,012	1,867
Change in fair value of contingent consideration	206	428
Total operating expenses	4,978	3,475
Operating loss	(4,978)	(3,475)
Other income (expense)
Cease-use income	—	3
Change in fair value of warrants liabilities	(1,919)	163
Loss from minority interest investment	(190)	—
Interest income	57	19
Total other income (expense)	(2,052)	185
Loss from continuing operations	(7,030)	(3,290)
Loss from discontinued operations	—	(514)
Net loss	$(7,030)	$(3,804)
Loss per common share from continuing operations, basic and diluted	$(0.22)	$(0.17)
Loss per common share from discontinued operations, basic and diluted	—	(0.02)
Net loss per common share, basic and diluted	$(0.22)	$(0.19)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	31,756,120	19,530,311

See accompanying notes to condensed consolidated financial statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands except share data)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2017	4,571	$—	19,238,972	$19	$140,495	$(113,697)	$26,817
Stock-based compensation					200		200
Issuance of common stock on conversion of series B convertible preferred shares	(1,000)	(—)	200,000	1	—		1
Issuance of restricted common stock for bonuses			99,217	—	159		159
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			49,519	—	82		82
Transaction costs for the 2017 PIPE common stock and warrant issuance.					(203)		(203)
Issuance of common stock held back on acquisition of Essentialis			180,667	—	—		—
Net loss						(3,804)	(3,804)
Balances at March 31, 2018	3,571	$—	19,768,375	$20	$140,733	$(117,501)	$23,252

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	-	$—	31,755,169	$32	$157,413	$(127,032)	$30,413
Stock-based compensation					202		202
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			21,415	—	46		46
Net loss						(7,030)	(7,030)
Balances at March 31, 2019	—	$—	31,776,584	$32	$157,661	$(134,062)	$23,631

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,030)	$(3,804)
Loss from discontinued operations	—	(514)
Loss from continuing operations	(7,030)	(3,290)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	489	492
Stock-based compensation expense	202	341
Board fees paid with common stock	46	82
Change in fair value of stock warrants	1,919	(163)
Change in fair value of contingent consideration	206	428
Operating loss on minority interest investment	190	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(74)	(80)
Due from related party	(8)	—
Accounts payable	324	409
Accrued compensation and other current liabilities	49	(252)
Net cash used in continuing operating activities	(3,687)	(2,033)
Net cash used in discontinued operating activities	—	(487)
Net cash used in operating activities	(3,687)	(2,520)
Cash flows from investing activities:
Purchases of property and equipment	(10)	—
Net cash used in continuing investing activities	(10)	—
Net cash used in investing activities	(10)	—
Cash flows from financing activities:
Cash paid for the issuance of common stock and common stock warrants	—	(112)
Net cash used in continuing financing activities	—	(112)
Net cash provided by discontinued financing activities	—	400
Net cash provided by financing activities	—	288
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(3,697)	(2,145)
Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	(87)
Net decrease in cash, cash equivalents and restricted cash	(3,697)	(2,232)
Net increase in cash and cash equivalents included in current assets held for sale	—	(2)
Cash, cash equivalents and restricted cash, beginning of period	23,099	17,135
Cash, cash equivalents and restricted cash, end of period	$19,402	$14,901
Supplemental disclosures of non-cash investing and financing information
Accrued liability for cost of issuing common stock	$—	$91

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

March 31, 2019

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

The Company’s previously wholly-owned subsidiary, NeoForce, Inc., or NFI, through which the Company acquired substantially all of the assets of an unrelated privately-held company, NeoForce Group, Inc., or NeoForce, also marketed innovative pulmonary resuscitation solutions for the inpatient and ambulatory neonatal markets.

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

The Company has previously charged to expense all previously-held assets related to its Serenz operations, and there are no remaining Serenz assets, liabilities or operations related to the Company’s previous Serenz-related business.

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $7.0 million during the three months ended March 31, 2019 and has an accumulated deficit of $134.1 million at March 31, 2019 resulting from having incurred losses since its inception. The Company had $18.6 million of working capital at March 31, 2019 and used $3.7 million of cash in its operating activities during the three months ended March 31, 2019. The Company has financed its operations principally through issuances of equity securities.

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2019 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Below are those policies with current period updates.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K.

Recent Accounting Standards

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards is fixed at the grant date, which may lower the cost and reduce volatility in the income statement. This ASU was early adopted by the Company at the beginning of 2019.  Its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must now be provided in a note or separate statement. The Company has applied this new guidance to its condensed financial statements for the first quarter of 2019.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)”. ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company may elect to apply the transition approach either as of the beginning of the earliest period presented in the financial statements – in which case it would restate its comparative periods, or as of the beginning of the period of adoption – in which case it would not restate its comparative periods. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors and ASU 2019-01, Leases (Topic 842): Codification Improvements. Topic 842 is effective for public entities with fiscal years beginning after December 15, 2018 and for all other entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, Topic 842 will be effective for the Company beginning in fiscal 2020, although early adoption is permitted. The Company is currently evaluating the potential impact of adoption of this standard on its condensed consolidated financial statements and the additional transition method under ASU 2018-11, which allows the Company to recognize Topic 842’s cumulative effect within retained earnings in the period of adoption.

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

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$73	$73	$—	$—
Series C warrant liability	—	—	—	—
2017 PIPE warrant liability	6,274	—	—	6,274
2018 PIPE warrant liability	784	—	—	784
Essentialis purchase price contingency liability	5,855	—	—	5,855
Total common stock warrant and contingent consideration liability	$12,986	$73	$—	$12,913

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$49	$49	$—	$—
Series C warrant liability	—	—	—	—
2017 PIPE warrant liability	4,563	—	—	4,563
2018 PIPE warrant liability	600	—	—	600
Essentialis purchase price contingency liability	5,649	—	—	5,649
Total common stock warrant and contingent consideration liability	$10,861	$49	$—	$10,812

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

	Series A Warrant		Series C Warrant		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at December 31, 2018	485,121	$49	118,083	$—	6,024,425	$4,563	513,617	$600	$5,649
Change in value of Series A Warrants	—	24	—	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	—	—	1,711	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	—	—	184	—
Change in value of contingent liability	—	—	—	—	—	—	—	—	206
Balance at March 31, 2019	485,121	$73	118,083	$—	6,024,425	$6,274	513,617	$784	$5,855

Note 5. Warrant Liabilities

The Company has issued multiple warrant series, of which the Series A Warrants, Series C Warrants, the 2017 PIPE Warrants and the 2018 PIPE Warrants (the “Warrants”) are considered liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

Accounting Treatment

The Company accounts for the Warrants in accordance with the guidance in ASC 815. As indicated below, the Company may be obligated to settle Warrants in cash in the case of a Fundamental Transaction (as defined in the Warrants).

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

Upon the completion of the IPO, the Series A Warrants started trading on the NASDAQ under the symbol SLNOW. As the Series A Warrants are publicly traded, the Company uses the closing price on the measurement date to determine the fair value of the Series A Warrants. The Series A Warrants contract further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate volume weighted average price, or VWAP, of the shares into which each Warrant is convertible in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds related to the warrant financings to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which approximates the binomial lattice model.

Since their issuance, a total of 4,800 Series A Warrants have been exercised. As of March 31, 2019, the fair value of the 485,121 outstanding Series A Warrants was approximately $73,000 and the increase of approximately $24,000 in fair value during the three months ended March 31, 2019 was recorded as other income (expense) in the condensed consolidated statements of operations.

Series C Warrants

On March 5, 2015, the Company entered into separate agreements with certain Series B Warrant holders, who agreed to exercise their Series B Warrants to purchase an aggregate of 117,902 shares of the Company’s common stock at an exercise price of $32.50 per share, resulting in the de-recognition of $6.7 million of the previously issued Series B Warrant liability and gross proceeds to the Company of $3.8 million based on the exercise price of the Series B Warrants. In connection with this exercise of the Series B Warrants, the Company issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of the Company’s common stock underlying the Series B Warrants that were exercised. Each Series C Warrant is exercisable at $31.25 per share and will expire on March 5, 2020. The Series C Warrants contract further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate volume weighted average price, or VWAP, of the shares into which each Warrant is convertible in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds related to the warrant financings to the registration payment arrangement. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which approximates the binomial lattice model.

In April 2015, the Company issued a tender offer to the remaining holders of Series B Warrants to induce the holders to cash exercise the outstanding Series B Warrants in exchange for new Series C Warrants with an exercise price of $31.25 per share that expire on March 5, 2020. The tender offer was extended to Series B Warrant holders under a registration statement filed with the SEC on Form S-4, which was declared effective on June 25, 2015 and expired on July 24, 2015. During July 2015, certain Series B Warrant holders tendered their Series B Warrants under the tender offer, which resulted in the issuance of 181 shares of the Company’s common stock, the issuance of 181 Series C Warrants and proceeds to the Company of approximately $6,000.

The Series C Warrants are exercisable into 118,083 shares of the Company’s common stock. As of March 31, 2019, the fair value of the Series C Warrants was determined to be zero, consistent with the balance as of December 31, 2018.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs.

	March 31, 2019	December 31, 2018
Volatility	90%	90%
Contractual term (years)	0.92	1.17
Expected dividend yield	—%	—%
Risk-free rate	2.41%	2.60%

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

The exercise price and number of shares of common stock issuable upon exercise of the 2017 PIPE Warrants may be adjusted in certain circumstances, including the event of a stock split, stock dividend, extraordinary dividend, or recapitalization, reorganization, merger or consolidation. However, the exercise price of the 2017 PIPE Warrants will not be reduced below $1.72.

In the event of a change of control of the Company, the holders of unexercised warrants may present their unexercised warrants to the Company, or its successor, to be purchased by the Company, or its successor, in an amount equal to the per share value determined by the Black Scholes methodology.

As of March 31, 2019, the fair value of the 2017 PIPE Warrants was estimated at $6.3 million. The increase in the fair value of the liability for the 2017 PIPE Warrants of approximately $1.7 million during the three months ended March 31, 2019 was recorded as other income (expense) in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	March 31, 2019	December 31, 2018
Volatility	86%	75%
Contractual term (years)	1.7	2.0
Expected dividend yield	—%	—%
Risk-free rate	2.40%	2.51%

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

The exercise price and number of shares of common stock issuable upon exercise of the 2018 PIPE Warrants may be adjusted in certain circumstances, including the event of a stock split, stock dividend, extraordinary dividend, or recapitalization, reorganization, merger or consolidation. However, the exercise price of the 2018 PIPE Warrants will not be reduced below $2.00.

In the event of a change of control of the Company, the holders of unexercised warrants may present their unexercised warrants to the Company, or its successor, to be purchased by the Company, or its successor, in an amount equal to the per share value determined by the Black Scholes methodology.

As of March 31, 2019, the fair value of the 2018 PIPE Warrants was estimated at approximately $784,000. The approximate $184,000 increase in the fair value of the liability for the 2018 PIPE Warrants during the three months ended March 31, 2019 was recorded as other income (expense) in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	March 31, 2019	December 31, 2018
Volatility	86%	75%
Contractual term (years)	4.7	5.0
Expected dividend yield	—%	—%
Risk-free rate	2.23%	2.51%

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

Note 6. Commitments and Contingencies

Facility Leases

On July 1, 2015, the Company executed a new four-year non-cancelable operating lease agreement for 8,171 square feet of office space for its headquarters facility. The lease agreement provides for monthly lease payments of $23,300 beginning in September of 2015, with increases in the following three years. An additional 5,265 square feet of office space became part of the new lease agreement on March 1, 2016, and in December 2017 the Company subleased this additional space to a third party through the end of the lease term.

Rent expense was approximately $54,000 and $85,000 during the three months ended March 31, 2019 and 2018, respectively, net of sublease income of approximately $65,000 and $98,000, respectively.

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

Note 7. CoSense Joint Venture Agreement and Discontinued Operations

In December 2017, the Company entered into a joint venture with OAHL with respect to its CoSense product by agreeing to sell shares of Capnia, its wholly-owned subsidiary, to OAHL. CoSense was Soleno’s first Sensalyze Technology Platform product to receive 510(k) clearances from the FDA and CE Mark certification. CoSense measures CO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. The first target market for CoSense is for the use of ETCO measurements to aid in detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. The Company’s entry into the joint venture results from a comprehensive review of strategic alternatives for its legacy products and product candidates following its transition to a primarily therapeutic drug product company. The terms of the Joint Venture Agreement provide that OAHL will invest up to a total of $2.2 million in Capnia’s common shares on an incremental quarterly basis commencing in December 2017. Going forward, OAHL will be responsible for funding a portion of the Capnia operations. The Joint Venture Agreement provided that Capnia would issue shares of common shares to OAHL based on a negotiated price of $1.00 per share when the cumulative investment made by OAHL equaled or exceeded $1.2 million. For financial reporting purposes, Capnia’s assets, liabilities and results of operations had historically been consolidated with those of the Company.

During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the share issuance the Company no longer held a controlling interest in Capnia and resulted in the deconsolidation of Capnia’s financial statements with those of the Company and a $2.0 million gain was recognized in the fourth quarter of 2018 as a result of the deconsolidation. Of this amount, $1.2 million related to the remeasurement of the Company's retained interest in the joint venture to fair value which was measured based on the negotiated price of $1.00 per share for Soleno’s remaining ownership of 1,480,000 shares less a 23% discount for lack of control over Capnia. The total gain was included in other income from continuing operations on the Company's consolidated statements of operations. The remaining 47% investment in Capnia is classified as an equity method investment and presented as a Minority interest investment in former subsidiary in the condensed consolidated balance sheet.  The balance of Minority interest investment in former subsidiary decreased by approximately $190,000 during the three months ended March 31, 2019 as a result of the Company recording its share of Capnia’s net losses during the period, which is included in the line titled loss from minority interest investment in the Company’s condensed consolidated statements of operations.

There were no assets or liabilities held for sale as of March 31, 2019 or December 31, 2018 after the deconsolidation of Capnia in October 2018, and no discontinued operations during the three months ended March 31, 2019. The components of the Statements of Operations presented as Discontinued Operations during the three months ended March 31, 2018 follow (in thousands).

Product revenue	$51
Cost of product revenue	51
Gross profit (loss)	—
Expenses
Research and development	401
Sales and marketing	11
General and administrative	102
Total expenses	514
Net loss from discontinued operations	$(514)

Stock-based compensation expense of approximately $19,000 was classified in discontinued operations for the three months ended March 31, 2018.  There were no discontinued operations during the three months ended March 31, 2019.

Note 8. Stockholders’ Equity

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

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of March 31, 2019, a total of 925,749 shares are available for future grant under the 2014 Plan.

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the three months ended March 31, 2019 and 2018 of approximately $202,000 and $359,000, respectively, of which approximately $19,000 was recorded in discontinued operations in the first quarter of 2018. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during any of the periods presented.

Stock compensation expense was allocated between departments in continuing operations as follows (in thousands).

	Three Months Ended March 31,
	2019	2018
Research and development	$53	$105
General and administrative	149	235
Total	$202	$340

Stock Options

The Company granted options to purchase 464,000 and 616,500 of the Company’s common stock during the three months ended March 31, 2019 and 2018, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended March 31,
	2019	2018
Expected life (years)	6.0-6.1	6.0
Risk-free interest rate	2.6%	2.7%
Volatility	71%	70%
Dividend rate	— %	— %

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

The following table summarizes stock option transactions for the three months ended March 31, 2019 as issued under the Plans:

	Shares Available	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term
	for Grant	Outstanding	Share	(in years)
Balance at December 31, 2018	1,150,961	1,667,153	$6.03	8.27
Additional shares authorized	223,742
Options granted	(464,000)	464,000	$1.67
Options exercised	—	—	—	—
Options canceled/forfeited	15,046	(15,046)	$8.83	—
Balance at March 31, 2019	925,749	2,116,107	$5.05	8.43
Options vested at March 31, 2019		901,140	$9.14	7.52
Options vested and expected to vest at March 31, 2019		2,116,107	$5.05	8.43

The weighted-average grant date fair value of options granted was $1.08 and $1.03 per share for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 total unrecognized employee stock-based compensation was $1.5 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years. As of March 31, 2019, the outstanding stock options had an intrinsic value of approximately $476,000.

Restricted Stock Units

There were 99,217 restricted stock units granted by the Company during the three months ended March 31, 2018 to employees and nonemployees. The shares were 100% vested on the grant date and were valued based on the Company’s common stock price on the grant date, with approximately $159,000 of the related stock-based compensation expense recognized at that time. There were no restricted stock units granted by the Company during the three months ended March 31, 2019.

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

As of March 31, 2019, there were no purchases by employees under this plan.

Series D Warrants

The Company issued 256,064 Series D Warrants in October 2015, which are exercisable into 586,182 shares of the Company’s common stock, with an exercise price of $12.30 and a term of five years expiring on October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirements to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of this securities agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.

Accounting Treatment

The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants

As of March 31, 2019, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 9. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise of common stock warrants and options. For the three months ended March 31, 2019 and 2018, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of March 31,
	2019	2018
Convertible preferred stock	—	714,200
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	2,116,107	1,551,310
Warrants issued in 2009 to purchase common stock	—	1,851
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A warrants to purchase common stock	485,121	485,121
Series C warrants to purchase common stock	118,083	118,083
Series D warrants to purchase common stock	586,162	586,182
2017 PIPE warrants	6,024,425	6,024,425
2018 PIPE warrants	513,617	—
Total	9,962,085	9,599,742

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

The fair value of the liability for the contingent consideration payable by the Company achieving the commercial sales milestones of $100 million and $200 million was initially established as $2.6 million at the time of the merger and $5.9 million at March 31, 2019, based on the Company’s assessment that it could reach the commercial sales milestones in 2024 and 2026, respectively.

Note 11. Compensation Plan for Board Members

In 2017, the Compensation Committee of the Board of Directors recommended, and the Board approved a revised compensation plan pursuant to which all board fees are paid in common stock of the Company. Payment to the Board of Directors in shares of the Company’s common stock is made after the close of the quarter in which the compensation is earned. During the three months ended March 31, 2019 and 2018, the Company issued 21,415 and 49,519 shares, respectively, of common stock to its Board members for fees earned.

Note 12. No Subsequent Events

The Company has evaluated its subsequent events from March 31, 2019 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

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

On December 4, 2017, we and our then wholly-owned subsidiary Capnia, entered into a joint venture with OAHL with the purpose of developing and commercializing CoSense with the intent to transfer ownership of Capnia to OAHL. During October 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares, after which we no longer hold a controlling interest in Capnia. Accordingly, we deconsolidated Capnia’s financial statements from ours and our remaining minority interest in Capnia is reported as a Minority interest investment in our consolidated balance sheet.

The Company has previously charged to expense all previously-held assets related to its Serenz operations, and there are no remaining Serenz assets, liabilities or operations related to the Company’s previous Serenz-related business.

On July 27, 2018, the FDA has granted Fast Track designation to DCCR for the treatment of PWS. We are currently conducting a Phase III clinical trial of DCCR for the treatment of PWS.

As of March 31, 2019, we had an accumulated deficit of $134.1 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated approximately $2,000 of revenue only from the 2013 license agreement pertaining to Serenz, approximately $2.7 million in revenue from our neonatology products and approximately $0.2 million in government grants; these activities are reported as discontinued operations in our accompanying consolidated financial statements. We may never be successful in commercializing our novel therapeutic and in divesting, selling or otherwise disposing of our existing neonatology products or related therapeutic products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Continuing Operations

Comparison of the three months ended March 31, 2019 and 2018, from continuing operations

	Three Months Ended March 31,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$2,760	$1,180	$1,580	134%
General and administrative	2,012	1,867	145	8%
Change in fair value of contingent consideration	206	428	(222)	52%
Total operating expenses	4,978	3,475	1,503	43%
Operating loss	(4,978)	(3,475)	(1,503)	43%
Other income (expense)
Cease-use income	—	3	(3)	100%
Change in fair value of warrants liabilities	(1,919)	163	(2,082)	1277%
Loss from minority interest investment	(190)	-	(190)	n/a
Interest income	57	19	38	200%
Total other income (expense)	(2,052)	185	(2,237)	1209%
Loss from continuing operations	(7,030)	(3,290)	(3,740)	114%
Loss from discontinued operations	-	(514)	514	100%
Net loss	$(7,030)	$(3,804)	$(3,226)	85%

Revenue

We have yet not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through March 31, 2019, have generated no revenue from continuing operations.

Research and development expense

Research and development expense of $2.8 million for the three months ended March 31, 2019 increased by $1.6 million over the three months ended March 31, 2018, resulting primarily from the initiation of the Phase III clinical trial in May 2018. As of March 31, 2019, the Company has 15 clinical trial sites initiated and, as a result, increased clinical site costs, consulting costs, lab costs, and manufacturing costs for DCCR production. The Company's efforts until May 2018 were focused on preparation of the trials.

General and administrative expense

General and administrative expense of $2.0 million for the three months ended March 31, 2019 increased approximately $145,000 from the three months ended March 31, 2018. The increase is primarily a result of increased legal expense during the period, most of which related to intellectual property.

Change in fair value of contingent consideration

The approximate $206,000 for the three months ended March 31, 2019 represents the change in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on our assessment of the expected likelihood of achieving commercial sales milestones of $100 million and $200 million in future years.

Other income (expense)

Other expense of $2.1 million in the three months ended March 31, 2019, decreased by $2.2 million from other income during the three months ended March 31, 2018. This decrease was primarily due to a $1.9 million increase in the fair value of the Company’s outstanding warrants during the three months ended March 31, 2019 compared to a decrease of approximately $163,000 during the three months ended March 31, 2018, as well an approximate $190,000 loss recorded on the Company’s minority interest investment in Capnia, its former subsidiary. These decreases were slightly offset by approximately $38,000 more of interest income recorded during the three months ended March 31, 2019 compared to March 31, 2018.

Results of Discontinued Operations

Discontinued operations during 2018 consist of our activities previously dedicated to the development and commercialization of innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz® Allergy Relief, or Serenz; CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly; and, products that included temperature probes, scales, surgical tables and patient surfaces. In March 2017, we determined to divest, sell or otherwise dispose of the CoSense, Neo Force, Inc., and Serenz businesses in order to focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. The discontinued operations for the development and commercialization of innovative diagnostic devices and therapeutics are summarized below.

Comparison of the three months ended March 31, 2019 and 2018, from discontinued operations

	Three Months Ended March 31,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Product revenue	$—	$51	$(51)	100%
Cost of product revenue	—	51	(51)	100%
Gross profit (loss)	—	—	-	n/a
Expenses:
Research and development	—	401	(401)	100%
Sales and marketing	—	11	(11)	100%
General and administrative	—	102	(102)	100%
Total expenses	—	514	(514)	100%
Net loss from discontinued operations	$—	$(514)	$514	100%

All discontinued operations activity during the three months ended March 31, 2018 related to Capnia and its CoSense products. During October 2018, Capnia issued 53% of its outstanding shares of common stock to OAHL, leaving us with a noncontrolling interest. Accordingly, we deconsolidated Capnia’s financial statements from ours and our remaining minority interest in Capnia is reported as a minority interest investment in our condensed consolidated balance sheet. As Capnia is no longer a consolidated entity of ours, there is no corresponding discontinued operations activity for the three months ended March 31, 2019.

Liquidity and Capital Resources

We had a net loss of $7.0 million during the three months ended March 31, 2019 and an accumulated deficit of $134.1 million at March 31, 2019 from having incurred losses since our inception. We had $18.6 million of working capital at March 31, 2019 and used $3.7 million of cash in operating activities during the three months ended March 31, 2019. We have financed our operations principally through issuances of equity securities.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in continuing operating activities	$(3,687)	$(2,033)
Net cash used in discontinued operating activities	-	(487)
Net cash used in operating activities	(3,687)	(2,520)
Net cash used in continuing investing activities	(10)	—
Net cash used in investing activities	(10)	—
Net cash used in continuing financing activities	—	(112)
Net cash provided by discontinued financing activities	—	400
Net cash provided by financing activities	—	288
Net decrease in cash, cash equivalents and restricted cash
Continuing operations	(3,697)	(2,145)
Discontinued operations	—	(87)
Net decrease in cash, cash equivalents and restricted cash	$(3,697)	$(2,232)

Continuing Operations

Cash used in operating activities

During the three months ended March 31, 2019, operating activities used net cash of $3.7 million, which was primarily due to the loss from continuing operations of $7.0 million, adjusted for non-cash expenses of approximately $489,000 for depreciation and amortization, approximately $248,000 of expenses paid with common stock or equity awards, $2.1 million for the change in fair value of stock warrants and contingent consideration, and an approximate $190,000 operating loss on minority interest investment. Additionally, the usage of cash during the three months ended March 31, 2019 was reduced by approximately $291,000 due to increases in prepaid expenses, other current assets and other assets, amounts due from related parties, accounts payable, and accrued compensation and other current liabilities.

During the three months ended March 31, 2018, operating activities used net cash of $2.0 million, which was primarily due to the loss from continuing operations of $3.3 million, adjusted for non-cash expenses of approximately $492,000 for depreciation and amortization, approximately $423,000 of non-cash expenses paid with common stock or equity awards, and approximately $265,000 for the change in fair value of stock warrants and contingent consideration. There were also increases in prepaid expenses and other current assets and accounts payable and a decrease in accrued compensation and other current liabilities that offset the cash usage by a net of approximately $77,000.

Cash used in investing activities

Minimal cash was used for investing activities related to continuing operations in the three months ended March 31, 2019 for the costs of acquiring property and equipment.  There were no investing activities during the three months ended March 31, 2018.

Cash provided by financing activities

There were no financing activities related to continued operations during the three months ended March 31, 2019. During the three months ended March 31, 2018 we paid approximately $112,000 of additional costs relating to the 2017 PIPE common stock and warrant issuance.

As of March 31, 2019, we had cash and cash equivalents of $19.4 million.

We believe that we do not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. We expect to continue incurring losses for the foreseeable future and may be required to raise additional capital to pursue our therapeutic product development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this report.

Discontinued Operations

Cash used in operating activities

There were no discontinued operations during the three months ended March 31, 2019, after the deconsolidation of Capnia in October 2018. During the three months ended March 31, 2018 we used net cash of $487,000 for discontinued operating activities, resulting primarily from the loss from discontinued operations of $514,000 partially offset by non-cash expenses associated with stock compensation.

Cash provided by investing activities

There were no investing activities related to discontinued operations during the three months ended March 31, 2019 or March 31, 2018.

Cash provided by financing activities

There were no financing activities related to discontinued operations during the three months ended March 31, 2019. Net cash provided by financing activities related to discontinued operations was approximately $400,000 during the three months ended March 31, 2018, representing the cash received during the period from our joint venture partner to fund the operations of Capnia. Capnia was deconsolidated in October 2018 upon a transfer of a controlling interest in the entity to our joint venture partner, OAHL.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2019. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties. A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk Factors” in Item 1A of Part I of our 2018 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2018 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company’s current focus is on the development of Diazoxide Choline Controlled-Release (DCCR) for patients with Prader-Willi syndrome (PWS).  On July 30, 2018, the DCCR development program for PWS was granted Fast Track designation by the FDA.

DCCR is a once-a-day tablet formulation which is currently being evaluated in a Phase III program in approximately 105 patients being enrolled at multiple sites. The program consists of a three-month Phase III randomized, double-blind, placebo-controlled, parallel group study (also called C601 or DESTINY PWS) as well as a 9-month open-label safety extension study. All patients who complete the Phase III study are eligible to enroll into the open-label extension study (C602). The Company continues to enroll patients into its ongoing DESTINY PWS study, which commenced in May 2018 and is evaluating DCCR tablets for the treatment of Prader-Willi syndrome (PWS).  To date, approximately 90% of the patients who have completed the DESTINY PWS study have elected to enroll in the C602 study.

At this time, 14 trial sites have been activated in the U.S., with additional sites anticipated to be added.  The most recent sites activated are the National Institutes of Health in Bethesda, MD, Children’s Hospital Colorado in Aurora, CO, Nationwide Children’s Hospital in Columbus, OH, and University of California, Irvine, in Irvine, CA. Top-line data from the DESTINY PWS study is expected in late 2019.

On March 14, 2019, the Data Safety Monitoring Board (DSMB), the independent group of experts monitoring the safety of the DESTINY PWS study, recommended the continuation of the study without modification, which supports the Company’s understanding of DCCR’s safety.

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated as of July 18, 2017, and between Soleno Therapeutics, Inc., a Delaware corporation, and NeoForce Holdings, Inc. a Delaware corporation	8-K	July 24, 2017	2.1

2.2	Joint Venture Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

2.3	PRC IP Purchase Agreement, dated as of December 4, 2017, by and between OptAsia Healthcare Limited and Capnia, Inc.	8-K	December 8, 2017	2.2

2.4	Transition Services Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., a Delaware corporation, Capnia, Inc. and OptAsia Healthcare, Ltd., a Hong Kong company	8-K	December 8, 2017	2.3

3.1	Amended and Restated Certificate of Incorporation of Soleno Therapeutics, Inc.	S-1/A	August 7, 2014	3.2

3.2	Amended and Restated Bylaws of Soleno Therapeutics, Inc.	S-1/A	July 1, 2014	3.4

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	July 6, 2016	3.1

3.5	Certificate of Amendment	8-K	May 11, 2017	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	October 6, 2017	3.1

4.1	Form of the common stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Soleno Therapeutics, Inc. and certain holders of the Soleno Therapeutics, Inc.’s capital stock named therein.	S-1/A	July 1, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	August 5, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	August 5, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	August 5, 2014	4.5

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Soleno Therapeutics, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

4.16	Form of unit certificate.	S-1/A	August 5, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	November 4, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	November 4, 2014	4.18

4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2

4.23	Form of Series D common stock Warrant Certificate.	8-K	October 15, 2015	4.3

4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4

4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1

4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2

4.27	Form of Common Stock Purchase Warrant	8-K	December 13, 2017	4.1

4.28	Form of Common Stock Purchase Warrant	8-K	December 19, 2018	4.1

9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

9.20	Form of Voting Agreement.	8-K	July 6, 2016	9.1

9.30	Form of Voting Agreement.	8-K	December 27, 2016	10.1

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Soleno Therapeutics, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Soleno Therapeutics, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Soleno Therapeutics, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

10.9	Offer Letter, dated April 17, 2014, by and between Soleno Therapeutics, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Soleno Therapeutics, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

10.19	Sublease, dated May 20, 2014, by and among Soleno Therapeutics, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Soleno Therapeutics, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

10.21	Loan Agreement by and between Soleno Therapeutics, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement.	8-K	March 5, 2015	10.1

10.25	Advisory Agreement by and between Soleno Therapeutics, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2015	10.25

10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1

10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1

10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1

10.30	Engagement Letter dated September 17, 2015, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1

10.31	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

10.32	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2

10.33	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3

10.34	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.33

10.35	Transfer and Distribution Agreement: United States: by and between Soleno Therapeutics, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1

10.36	Engagement Letter dated June 26, 2016, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1

10.37	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1

10.38	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2

10.39	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 20, 2016	10.39

10.40	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Soleno Therapeutics, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Soleno Therapeutics, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.1

10.41	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.51

10.42	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.52

10.43	Stock Purchase Agreement made by and between the Company and NeoForce Holdings, Inc. a Delaware corporation dated July 18, 2017	8-K	July 24, 2017	2.1

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.44	Joint Venture Agreement dated as of December 4, 2017 by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

10.45	Securities Purchase Agreement, dated as of December 11, 2017	8-K	December 13, 2017	10.1

10.46	Confidential Consulting Agreement, dated September 5, 2017 by and between FLG Partners, LLC and the Company	8-K	June 4, 2018	10.1

10.47	Securities Purchase Agreement, dated as of December 19, 2018	8-K	December 19, 2018	10.1

10.48	Employment Agreement with Kristen Yen.	S-1	March 29, 2019	10.48

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2019	SOLENO THERAPEUTICS, INC.

	By:	/s/ Jonathan Wolter
Jonathan Wolter Chief Financial Officer (authorized officer and principal financial and accounting officer)