Form 10-Q
period 2019-06-30
SOLENO THERAPEUTICS INC
filed 2019-08-07
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 2, 2019, there were 31,793,292 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$15,503	$23,099
Prepaid expenses and other current assets	471	529
Due from related party	18	64
Minority interest investment in former subsidiary	623	978
Total current assets	16,615	24,670
Long-term assets
Property and equipment, net	22	12
Intangible assets, net	17,497	18,469
Total assets	$34,134	$43,151
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,740	$934
Accrued compensation and other current liabilities	1,115	943
Total current liabilities	2,855	1,877
Long-term liabilities
Series A warrant liability	51	49
2017 PIPE Warrant liability	10,202	4,563
2018 PIPE Warrant liability	1,145	600
Contingent liability for Essentialis purchase price	6,038	5,649
Total liabilities	20,291	12,738
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 shares designated at June 30, 2019 and December 31, 2018; zero shares issued and outstanding at June 30, 2019 and at December 31, 2018. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,793,292 and 31,755,169 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	32	32
Additional paid-in-capital	157,881	157,413
Accumulated deficit	(144,070)	(127,032)
Total stockholders’ equity	13,843	30,413
Total liabilities and stockholders’ equity	$34,134	$43,151

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$3,745	$1,714	$6,505	$2,894
General and administrative	1,695	1,766	3,707	3,633
Change in fair value of contingent consideration	183	(67)	389	361
Total operating expenses	5,623	3,413	10,601	6,888
Operating loss	(5,623)	(3,413)	(10,601)	(6,888)
Other income (expense)
Cease-use income	—	3	—	6
Change in fair value of warrants liabilities	(4,267)	(3,255)	(6,186)	(3,092)
Loss from minority interest investment	(165)	—	(355)	—
Interest income	47	30	104	49
Total other income (expense)	(4,385)	(3,222)	(6,437)	(3,037)
Loss from continuing operations	(10,008)	(6,635)	(17,038)	(9,925)
Loss from discontinued operations	—	(423)	—	(937)
Net loss	$(10,008)	$(7,058)	$(17,038)	$(10,862)
Loss per common share from continuing operations, basic and diluted	$(0.31)	$(0.33)	$(0.54)	$(0.50)
Loss per common share from discontinued operations, basic and diluted	—	(0.02)	—	(0.05)
Net loss per common share, basic and diluted	$(0.31)	$(0.35)	$(0.54)	$(0.55)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	31,776,951	20,345,437	31,766,593	19,940,126

See accompanying notes to condensed consolidated financial statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(unaudited)

(In thousands except share data)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2018	4,571	$—	19,238,972	$19	$140,495	$(113,697)	$26,817
Stock-based compensation					200		200
Issuance of common stock on conversion of series B convertible preferred shares	(1,000)	(—)	200,000	1	—		1
Issuance of restricted common stock for bonuses			99,217	—	159		159
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			49,519	—	82		82
Transaction costs for the 2017 PIPE common stock and warrant issuance.					(203)		(203)
Issuance of common stock held back on acquisition of Essentialis			180,667	—	—		—
Net loss						(3,804)	(3,804)
Balances at March 31, 2018	3,571	—	19,768,375	20	140,733	(117,501)	23,252
Stock-based compensation					199		199
Issuance of common stock on conversion of series B convertible preferred shares	(3,571)	(—)	714,200	—	(1)		(1)
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			27,925	—	54		54
Transaction costs for the 2017 PIPE common stock and warrant issuance.					203		203
Issuance of common stock held back on acquisition of Essentialis			903,367	1	(1)		—
Net loss						(7,058)	(7,058)
Balances at June 30, 2018	—	$—	21,413,867	$21	$141,187	$(124,559)	$16,649

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	—	$—	31,755,169	$32	$157,413	$(127,032)	$30,413
Stock-based compensation					202		202
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			21,415	—	46		46
Net loss						(7,030)	(7,030)
Balances at March 31, 2019	—	—	31,776,584	32	157,661	(134,062)	23,631
Stock-based compensation					175		175
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			16,708	—	45		45
Net loss						(10,008)	(10,008)
Balances at June 30, 2019	—	$—	31,793,292	$32	157,881	$(144,070)	$13,843

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,038)	$(10,862)
Loss from discontinued operations	—	(937)
Loss from continuing operations	(17,038)	(9,925)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	978	983
Stock-based compensation expense	377	519
Board fees paid with common stock	91	136
Change in fair value of stock warrants	6,186	3,092
Change in fair value of contingent consideration	389	361
Operating loss on minority interest investment	355	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	58	95
Due from related party	46	—
Accounts payable	806	348
Accrued compensation and other current liabilities	172	(111)
Net cash used in continuing operating activities	(7,580)	(4,502)
Net cash used in discontinued operating activities	—	(768)
Net cash used in operating activities	(7,580)	(5,270)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(1)
Net cash used in continuing investing activities	(16)	(1)
Net cash used in investing activities	(16)	(1)
Cash flows from financing activities:
Net cash provided by discontinued financing activities	—	825
Net cash provided by financing activities	—	825
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(7,596)	(4,503)
Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	57
Net decrease in cash, cash equivalents and restricted cash	(7,596)	(4,446)
Net increase in cash and cash equivalents included in current assets held for sale	—	(96)
Cash, cash equivalents and restricted cash, beginning of period	23,099	17,135
Cash, cash equivalents and restricted cash, end of period	$15,503	$12,593

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

June 30, 2019

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the “Company” or “Soleno”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. On May 8, 2017, Soleno received stockholder approval to amend its Amended and Restated Certificate of Incorporation to change its name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” The Company is focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Its lead candidate, Diazoxide Choline Controlled Release tablets, or DCCR, a once-daily oral tablet for the treatment of Prader-Willi Syndrome, or PWS, is currently being evaluated in a Phase III clinical development program.

The Company initially established its operations as a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz® Allergy Relief, or Serenz, and  the CoSense® End-Tidal Carbon Monoxide Monitor, or CoSense, which measures End-Tidal Carbon Monoxide and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly and which can lead to adverse neurological outcomes; and, products that included temperature probes, scales, surgical tables, and patient surfaces.

On March 7, 2017, the Company completed its merger, or the Merger, with Essentialis, Inc., a Delaware corporation, or Essentialis, in accordance with the Merger Agreement by and between Soleno Therapeutics and Essentialis dated December 22, 2016, or the Merger Agreement. After the Merger, the Company’s primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases. Essentialis was a privately-held, clinical-stage biotechnology company focused on the development of breakthrough medicines for the treatment of rare diseases in which there is increased mortality and risk of cardiovascular and endocrine complications. Prior to the Merger, Essentialis’s efforts were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically-regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and central nervous system diseases. Essentialis had tested DCCR as a treatment for PWS, a complex metabolic/neurobehavioral disorder. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U.

Subsequent to the Merger with Essentialis described above, the Company determined to divest, sell or dispose of its business efforts focused on the development and commercialization of its Serenz and CoSense technologies. Accordingly, and pursuant to ASC 205-20-45-10, any assets and liabilities related to the discontinued activities of CoSense and Serenz were presented separately as held for sale items, and the related operations reported herein for the CoSense and Serenz activities are reported as discontinued operations in the statements of operations.

The Company’s current research and development efforts are primarily focused on advancing its lead candidate, DCCR tablets, for the treatment of PWS, through late-stage clinical development.

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $17.0 million during the six months ended June 30, 2019 and has an accumulated deficit of $144.1 million at June 30, 2019, resulting from having incurred losses since its inception. The Company had $13.8 million of working capital at June 30, 2019, and used $7.6 million of cash in its operating activities during the six months ended June 30, 2019. The Company has financed its operations principally through issuances of equity securities.

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the six months ended June 30, 2019 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Below are those policies with current period updates.

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

In August 2018, SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must now be provided in a note or separate statement. The Company has applied this new guidance to its condensed financial statements beginning in the first quarter of 2019.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)”. ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company may elect to apply the transition approach either as of the beginning of the earliest period presented in the financial statements – in which case it would restate its comparative periods, or as of the beginning of the period of adoption – in which case it would not restate its comparative periods. ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating lease obligations. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. Topic 842 includes a number of optional practical expedients that the Company may elect to apply. Expanded disclosures with additional qualitative and quantitative information will also be required. The adoption will include updates as provided under ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors and ASU 2019-01, Leases (Topic 842): Codification Improvements. Topic 842 is effective for public entities with fiscal years beginning after December 15, 2018 and for all other entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company is an emerging growth company and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, Topic 842 will be effective for the Company beginning in fiscal 2020, although early adoption is permitted. The Company will adopt the new lease standard effective beginning in the fiscal year beginning January 1, 2020 using a modified retrospective method and will not restate comparative periods. The Company currently believes that its operating lease commitments will be subject to the new standard and recognized as an operating lease liability and right-of-use asset upon the adoption of Topic 842, which will increase the Company’s total assets and total liabilities in its condensed consolidated balance sheet.

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

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$51	$51	$—	$—
Series C warrant liability	—	—	—	—
2017 PIPE warrant liability	10,202	—	—	10,202
2018 PIPE warrant liability	1,145	—	—	1,145
Essentialis purchase price contingency liability	6,038	—	—	6,038
Total common stock warrant and contingent consideration liability	$17,436	$51	$—	$17,385

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$49	$49	$—	$—
Series C warrant liability	—	—	—	—
2017 PIPE warrant liability	4,563	—	—	4,563
2018 PIPE warrant liability	600	—	—	600
Essentialis purchase price contingency liability	5,649	—	—	5,649
Total common stock warrant and contingent consideration liability	$10,861	$49	$—	$10,812

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

	Series A Warrant		Series C Warrant		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at December 31, 2018	485,121	$49	118,083	$—	6,024,425	$4,563	513,617	$600	$5,649
Change in value of Series A Warrants	—	2	—	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	—	—	5,639	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	—	—	545	—
Change in value of contingent liability	—	—	—	—	—	—	—	—	389
Balance at June 30, 2019	485,121	$51	118,083	$—	6,024,425	$10,202	513,617	$1,145	$6,038

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

Since their issuance, a total of 4,800 Series A Warrants have been exercised. As of June 30, 2019, the fair value of the 485,121 outstanding Series A Warrants was approximately $51,000.  The decrease of approximately $22,000 and the increase of approximately $2,000 in fair value during the three and six months ended June 30, 2019, respectively, was recorded as other income (expense) in the condensed consolidated statements of operations.

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

The Series C Warrants are exercisable into 118,083 shares of the Company’s common stock. As of June 30, 2019, the fair value of the Series C Warrants was determined to be zero, consistent with the balance as of December 31, 2018 and March 31, 2019.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs.

	June 30, 2019	December 31, 2018
Volatility	90%	90%
Contractual term (years)	0.67	1.17
Expected dividend yield	—%	—%
Risk-free rate	2.03%	2.60%

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

As of June 30, 2019, the fair value of the 2017 PIPE Warrants was estimated at $10.2 million. The increase in the fair value of the liability for the 2017 PIPE Warrants of approximately $3.9 million and $5.6 million during the three and six months ended June 30, 2019, respectively, was recorded as other expense in the condensed consolidated statements of operations. The increase in the fair value of the liability for the 2017 PIPE Warrants of approximately $3.1 million and $3.0 million during the three and six months ended June 30, 2018, respectively, was recorded as other expense in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	June 30, 2019	December 31, 2018
Volatility	86%	75%
Contractual term (years)	1.5	2.0
Expected dividend yield	—%	—%
Risk-free rate	1.92%	2.51%

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

As of June 30, 2019, the fair value of the 2018 PIPE Warrants was estimated at $1.1 million. The approximate $361,000 and $545,000 increase in the fair value of the liability for the 2018 PIPE Warrants during the three and six months ended June 30, 2019, respectively, was recorded as other expense in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	June 30, 2019	December 31, 2018
Volatility	86%	75%
Contractual term (years)	4.5	5.0
Expected dividend yield	—%	—%
Risk-free rate	1.76%	2.51%

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

Note 6. Commitments and Contingencies

Facility Leases

On July 1, 2015, the Company executed a four-year non-cancelable operating lease agreement for 8,171 square feet of office space for its headquarters facility. The lease agreement provides for monthly lease payments of $23,300 beginning in September of 2015, with increases in the following three years. An additional 5,265 square feet of office space became part of the new lease agreement on March 1, 2016, and in December 2017 the Company subleased this additional space to a third party through the end of the lease term.

Rent expense was approximately $48,000 and $83,000 during the three months ended June 30, 2019 and 2018, respectively, net of sublease income of approximately $65,000 and $100,000, respectively. Rent expense was approximately $102,000 and $168,000 during the six months ended June 30, 2019 and 2018, respectively, net of sublease income of approximately $130,000 and $198,000, respectively.

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

Note 7. CoSense Joint Venture Agreement and Discontinued Operations

In December 2017, the Company entered into a joint venture with OptAsia Healthcare Limited, or OAHL, with respect to its CoSense product by agreeing to sell shares of Capnia, its wholly-owned subsidiary, to OAHL. CoSense was Soleno’s first Sensalyze Technology Platform product to receive 510(k) clearances from the FDA and CE Mark certification. CoSense measures CO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. The first target market for CoSense is for the use of ETCO measurements to aid in detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. The Company’s entry into the joint venture results from a comprehensive review of strategic alternatives for its legacy products and product candidates following its transition to a primarily therapeutic drug product company. The terms of the Joint Venture Agreement provide that OAHL will invest up to a total of $2.2 million in Capnia’s common shares on an incremental quarterly basis commencing in December 2017. Going forward, OAHL will be responsible for funding a portion of the Capnia operations. The Joint Venture Agreement provided that Capnia would issue shares of common shares to OAHL based on a negotiated price of $1.00 per share when the cumulative investment made by OAHL equaled or exceeded $1.2 million. For financial reporting purposes, Capnia’s assets, liabilities and results of operations had historically been consolidated with those of the Company.

During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the share issuance the Company no longer held a controlling interest in Capnia and resulted in the deconsolidation of Capnia’s financial statements with those of the Company and a $2.0 million gain was recognized in the fourth quarter of 2018 as a result of the deconsolidation. Of this amount, $1.2 million related to the remeasurement of the Company's retained interest in the joint venture to fair value which was measured based on the negotiated price of $1.00 per share for Soleno’s remaining ownership of 1,480,000 shares less a 23% discount for lack of control over Capnia. The total gain was included in other income from continuing operations on the Company's consolidated statements of operations. The remaining 47% investment in Capnia is classified as an equity method investment and presented as a Minority interest investment in former subsidiary in the condensed consolidated balance sheet.  The balance of Minority interest investment in former subsidiary decreased by approximately $165,000 and $355,000 during the three and six months ended June 30, 2019, respectively, as a result of the Company recording its share of Capnia’s net losses during the period, which is included in the line titled loss from minority interest investment in the Company’s condensed consolidated statements of operations.

There were no assets or liabilities held for sale as of June 30, 2019, or December 31, 2018, after the deconsolidation of Capnia in October 2018, and no discontinued operations during the three and six months ended June 30, 2019. The components of the Statements of Operations presented as Discontinued Operations during the three and six months ended June 30, 2018 follow (in thousands).

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Product revenue	$3	$54
Cost of product revenue	(23)	28
Gross profit (loss)	26	26
Expenses
Research and development	302	703
Sales and marketing	13	24
General and administrative	134	236
Total expenses	449	963
Net loss from discontinued operations	$(423)	$(937)

Stock-based compensation expense of approximately $20,000 and $39,000 was classified in discontinued operations for the three and six months ended June 30, 2018, respectively.  There were no discontinued operations during the three and six months ended June 30, 2019.

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

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of June 30, 2019, a total of 845,578 shares are available for future grant under the 2014 Plan.

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the three and six months ended June 30, 2019 of approximately $175,000 and $377,000, respectively.  Stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants during the three and six months ended June 30, 2018 was approximately $199,000 and $558,000, respectively, of which approximately $20,000 and $39,000, was recorded in discontinued operations in the three and six months ended June 30, 2018, respectively. There were no discontinued operations during the six months ended June 30, 2019. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during any of the periods presented.

Stock compensation expense was allocated between departments in continuing operations as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$49	$34	$102	$139
General and administrative	126	145	275	380
Total	$175	$179	$377	$519

Stock Options

The Company granted options to purchase 114,142 and 119,586 of the Company’s common stock during the three months ended June 30, 2019 and 2018, respectively, and granted options to purchase 578,142 and 736,086 of the Company’s common stock during the six months ended June 30, 2019 and 2018, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected life (years)	5.5-6.0	5.5	5.5-6.1	5.5-6.02
Risk-free interest rate	1.9%-2.3%	2.8%	1.9%-2.6%	2.7%-2.8%
Volatility	70%-71%	70%	70%-71%	70%
Dividend rate	— %	— %	— %	— %

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

The following table summarizes stock option transactions for the six months ended June 30, 2019 as issued under the Plans:

	Shares Available	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term
	for Grant	Outstanding	Share	(in years)
Balance at December 31, 2018	1,150,961	1,667,153	$6.03	8.27
Additional shares authorized	223,742
Options granted	(578,142)	578,142	$1.84
Options exercised	—	—	—
Options canceled/forfeited	49,017	(49,017)	$5.81
Balance at June 30, 2019	845,578	2,196,278	$4.93	8.27
Options vested at June 30, 2019		1,051,744	$8.11	7.51
Options vested and expected to vest at June 30, 2019		2,196,278	$4.93	8.27

The weighted-average grant date fair value of options granted was $1.18 and $1.09 per share for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 total unrecognized employee stock-based compensation was $1.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.8 years. As of June 30, 2019, the outstanding stock options had an intrinsic value of approximately $1.4 million.

Restricted Stock Units

There were 99,217 restricted stock units granted by the Company during the six months ended June 30, 2018 to employees and nonemployees. The shares were 100% vested on the grant date and were valued based on the Company’s common stock price on the grant date, with approximately $159,000 of the related stock-based compensation expense recognized at that time. There were no restricted stock units granted by the Company during the six months ended June 30, 2019.

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

As of June 30, 2019, there were no purchases by employees under this plan.

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

Other Common Stock Warrants

As of June 30, 2019, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 9. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise of common stock warrants and options. For the three and six months ended June 30, 2019 and 2018, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of June 30,
	2019	2018
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	2,196,278	1,667,896
Warrants issued in 2009 to purchase common stock	—	1,851
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A warrants to purchase common stock	485,121	485,121
Series C warrants to purchase common stock	118,083	118,083
Series D warrants to purchase common stock	586,162	586,182
2017 PIPE warrants	6,024,425	6,024,425
2018 PIPE warrants	513,617	—
Total	10,042,256	9,002,128

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

The fair value of the liability for the contingent consideration payable by the Company achieving the commercial sales milestones of $100 million and $200 million was initially established as $2.6 million at the time of the merger and $6.0 million at June 30, 2019, based on the Company’s assessment that it could reach the commercial sales milestones in 2024 and 2026, respectively.

Note 11. Compensation Plan for Board Members

In 2017, the Compensation Committee of the Board of Directors recommended, and the Board approved a revised compensation plan pursuant to which each board member may choose to receive payment of all annual board fees in common stock of the Company. Net payment to the Board of Directors in shares of the Company’s common stock is made after the close of the quarter in which the compensation is earned, with the appropriate federal and state taxes thereon paid in cash directly to the taxing authority. Generally, directors who are citizens and residents of the United States receive their annual board fees in the form of stock, and directors who are not citizens and residents of the United States receive payment of their annual board fees in cash. During the three months ended June 30, 2019 and 2018, the Company issued 16,708 and 27,925 shares, respectively, of common stock to its Board members for fees earned. During the six months ended June 30, 2019 and 2018, the Company issued 38,123 and 77,444 shares, respectively, of common stock to its Board members for fees earned. The appropriate federal and state taxes thereon was paid in cash directly to the taxing authority.

Note 12. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2019 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the item noted below.

Lease

The Company’s operating lease for its headquarters facility office space in Redwood City, California, terminates in August 2019. In July 2019, the Company executed a non-cancellable operating lease agreement for 6,368 square feet of new space in Redwood City, California, which begins in September 2019 and expires in May 2021. Minimum rental commitments under this lease are approximately $59,000 during 2019, $355,000 during 2020 and $151,000 during 2021.

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

Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate, DCCR, a once-daily oral tablet for the treatment of PWS, is currently being evaluated in a Phase III clinical development program.

We initially established our operations as a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz® Allergy Relief, or Serenz, and  the CoSense® End-Tidal Carbon Monoxide Monitor, or CoSense, which measures End-Tidal Carbon Monoxide and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly and which can lead to adverse neurological outcomes; and, products that included temperature probes, scales, surgical tables, and patient surfaces.

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

Subsequent to the Merger with Essentialis described above, we determined to divest, sell or dispose of our business efforts focused on the development and commercialization of our Serenz and CoSense technologies. As a result, we now primarily focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our current research and development efforts are primarily focused on advancing our lead candidate, DCCR tablets for the treatment of PWS, into late-stage clinical development.  Accordingly, and pursuant to ASC 205-20-45-10, any assets and liabilities related to the discontinued activities of CoSense and Serenz were presented separately as held for sale items, and the related operations reported herein for the CoSense and Serenz activities are reported as discontinued operations in the statements of operations.

On December 4, 2017, we and our then wholly-owned subsidiary Capnia, entered into a joint venture with OptAsia Healthcare Limited, or OAHL, with the purpose of developing and commercializing CoSense with the intent to transfer ownership of Capnia to OAHL. During October 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares, after which we no longer held a controlling interest in Capnia. Accordingly, we deconsolidated Capnia’s financial statements from ours and our remaining minority interest in Capnia is reported as a Minority interest investment in our consolidated balance sheet.

On July 30, 2018, the FDA has granted Fast Track designation to DCCR for the treatment of PWS. We are currently conducting a Phase III clinical trial of DCCR for the treatment of PWS.

As of June 30, 2019, we had an accumulated deficit of $144.1 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated approximately $2,000 of revenue from the 2013 license agreement pertaining to Serenz, approximately $2.7 million in revenue from our neonatology products and approximately $0.2 million in government grants; these activities are reported as discontinued operations in our accompanying consolidated financial statements. We may never be successful in commercializing our novel therapeutic and in divesting, selling or otherwise disposing of our existing neonatology products or related therapeutic products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Continuing Operations

Comparison of the three months ended June 30, 2019 and 2018, from continuing operations

	Three Months Ended June 30,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$3,745	$1,714	$2,031	118%
General and administrative	1,695	1,766	(71)	4%
Change in fair value of contingent consideration	183	(67)	250	373%
Total operating expenses	5,623	3,413	2,210	65%
Operating loss	(5,623)	(3,413)	(2,210)	65%
Other income (expense)
Cease-use income	—	3	(3)	100%
Change in fair value of warrants liabilities	(4,267)	(3,255)	(1,012)	31%
Loss from minority interest investment	(165)	-	(165)	n/a
Interest income	47	30	17	57%
Total other income (expense)	(4,385)	(3,222)	(1,163)	36%
Loss from continuing operations	(10,008)	(6,635)	(3,373)	51%
Loss from discontinued operations	-	(423)	423	100%
Net loss	$(10,008)	$(7,058)	$(2,950)	42%

Revenue

We have yet not commenced commercialization of DCCR, our current sole product, and accordingly, through June 30, 2019, have generated no revenue from continuing operations.

Research and development expense

Research and development expense of $3.7 million for the three months ended June 30, 2019, increased by $2.0 million over the three months ended June 30, 2018, resulting primarily from the initiation of the Phase III clinical trial in May 2018. As of June 30, 2019, we have 20 clinical trial sites initiated and, as a result, have incurred increased clinical site costs, consulting costs, lab costs, and manufacturing costs for DCCR production. Our efforts until May 2018 were focused on preparation of the trials.

General and administrative expense

General and administrative expense of $1.7 million for the three months ended June 30, 2019, was generally consistent with the expense during the three months ended June 30, 2018.

Change in fair value of contingent consideration

The approximate $183,000 for the three months ended June 30, 2019, represents the increase in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on our assessment of the expected likelihood of achieving commercial sales milestones of $100 million and $200 million in future years.

Other income (expense)

Other expense of $4.4 million in the three months ended June 30, 2019, increased by $1.2 million from other expense during the three months ended June 30, 2018. This increase was primarily due to a $1.0 million higher increase in the fair value of the our outstanding warrants during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as well an approximate $165,000 loss recorded on our minority interest investment in Capnia, our former subsidiary. These increases were slightly offset by approximately $17,000 more of interest income recorded during the three months ended June 30, 2019 compared to June 30, 2018.

Comparison of the six months ended June 30, 2019 and 2018, from continuing operations

	Six Months Ended June 30,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$6,505	$2,894	$3,611	125%
General and administrative	3,707	3,633	74	2%
Change in fair value of contingent consideration	389	361	28	8%
Total operating expenses	10,601	6,888	3,713	54%
Operating loss	(10,601)	(6,888)	(3,713)	54%
Other income (expense)
Cease-use income	—	6	(6)	100%
Change in fair value of warrants liabilities	(6,186)	(3,092)	(3,094)	100%
Loss from minority interest investment	(355)	-	(355)	n/a
Interest income	104	49	55	112%
Total other income (expense)	(6,437)	(3,037)	(3,400)	112%
Loss from continuing operations	(17,038)	(9,925)	(7,113)	72%
Loss from discontinued operations	-	(937)	937	100%
Net loss	$(17,038)	$(10,862)	$(6,176)	57%

Revenue

We have yet not commenced commercialization of DCCR, our current sole product, and accordingly, through June 30, 2019, have generated no revenue from continuing operations.

Research and development expense

Research and development expense of $6.5 million for the six months ended June 30, 2019, increased by $3.6 million over the six months ended June 30, 2018, resulting primarily from the initiation of the Phase III clinical trial in May 2018. As of June 30, 2019, we have 20 clinical trial sites initiated and, as a result, have incurred increased clinical site costs, consulting costs, lab costs, and manufacturing costs for DCCR production. Our efforts until May 2018 were focused on preparation of the trials.

General and administrative expense

General and administrative expense of $3.7 million for the six months ended June 30, 2019, was generally consistent with the expense during the six months ended June 30, 2018.

Change in fair value of contingent consideration

The approximate $389,000 for the six months ended June 30, 2019, represents the increase in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on our assessment of the expected likelihood of achieving commercial sales milestones of $100 million and $200 million in future years.

Other income (expense)

Other expense of $6.4 million in the six months ended June 30, 2019, increased by $3.4 million from other expense during the six months ended June 30, 2018. This increase was primarily due to a $3.1 million higher increase in the fair value of our outstanding warrants during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as well an approximate $355,000 loss recorded on our minority interest investment in Capnia, our former subsidiary. These increases were slightly offset by approximately $55,000 more of interest income recorded during the six months ended June 30, 2019 compared to June 30, 2018.

Results of Discontinued Operations

Discontinued operations during 2018 consist of our activities previously dedicated to the development and commercialization of innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz® Allergy Relief, or Serenz; CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly; and, products that included temperature probes, scales, surgical tables and patient surfaces. In March 2017 we determined to divest, sell or otherwise dispose of the CoSense, Neo Force, Inc., and Serenz businesses in order to focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. The discontinued operations for the development and commercialization of innovative diagnostic devices and therapeutics are summarized below.

Comparison of the three and six months ended June 30, 2019 and 2018, from discontinued operations

	Three Months Ended June 30,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Product revenue	$—	$3	$(3)	100%
Cost of product revenue	—	(23)	23	100%
Gross profit (loss)	—	26	(26)	100%
Expenses:
Research and development	—	302	(302)	100%
Sales and marketing	—	13	(13)	100%
General and administrative	—	134	(134)	100%
Total expenses	—	449	(449)	100%
Net loss from discontinued operations	$—	$(423)	$423	100%

	Six Months Ended June 30,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Product revenue	$—	$54	$(54)	100%
Cost of product revenue	—	28	(28)	100%
Gross profit (loss)	—	26	(26)	100%
Expenses:
Research and development	—	703	(703)	100%
Sales and marketing	—	24	(24)	100%
General and administrative	—	236	(236)	100%
Total expenses	—	963	(963)	100%
Net loss from discontinued operations	$—	$(937)	$937	100%

All discontinued operations activity during the three and six months ended June 30, 2018 related to Capnia and its CoSense products. During October 2018, Capnia issued 53% of its outstanding shares of common stock to OAHL, leaving us with a noncontrolling interest. Accordingly, we deconsolidated Capnia’s financial statements from ours and our remaining minority interest in Capnia is reported as a minority interest investment in our condensed consolidated balance sheet. As Capnia is no longer a consolidated entity of ours, there is no corresponding discontinued operations activity for the three or six months ended June 30, 2019.

Liquidity and Capital Resources

We had a net loss of $17.0 million during the six months ended June 30, 2019, and an accumulated deficit of $144.1 million at June 30, 2019, from having incurred losses since our inception. We had $13.8 million of working capital at June 30, 2019, and used $7.6 million of cash in operating activities during the six months ended June 30, 2019. We have financed our operations principally through issuances of equity securities.

We have continued to focus on expense control, including reducing legal fees and implementing a plan to allow Board members to receive common stock, in lieu of cash payments.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in continuing operating activities	$(7,580)	$(4,502)
Net cash used in discontinued operating activities	-	(768)
Net cash used in operating activities	(7,580)	(5,270)
Net cash used in continuing investing activities	(16)	(1)
Net cash used in investing activities	(16)	(1)
Net cash provided by discontinued financing activities	—	825
Net cash provided by financing activities	—	825
Net decrease in cash, cash equivalents and restricted cash
Continuing operations	(7,596)	(4,503)
Discontinued operations	—	57
Net decrease in cash, cash equivalents and restricted cash	$(7,596)	$(4,446)

Continuing Operations

Cash used in operating activities

During the six months ended June 30, 2019, operating activities used net cash of $7.6 million, which was primarily due to the loss from continuing operations of $17.0 million, adjusted for non-cash expenses of approximately $978,000 for depreciation and amortization, approximately $468,000 of expenses paid with common stock or equity awards, $6.6 million for the change in fair value of stock warrants and contingent consideration, and an approximate $355,000 operating loss on minority interest investment. Additionally, the usage of cash during the six months ended June 30, 2019, was reduced by $1.1 million due to decreases in prepaid expenses and other current assets and amounts due from related parties, and increases in accounts payable, and accrued compensation and other current liabilities.

During the six months ended June 30, 2018, operating activities used net cash of $4.5 million, which was primarily due to the loss from continuing operations of $9.9 million, adjusted for non-cash expenses of approximately $983,000 for depreciation and amortization, $655,000 of expenses paid with common stock or equity awards, and $3.5 million for the change in fair value of stock warrants and contingent consideration. Additionally, an increase in accounts payable and a decrease in prepaid expenses and accrued compensation and other current liabilities offset the cash usage by $332,000.

Cash used in investing activities

Minimal cash was used for investing activities related to continuing operations in the six months ended June 30, 2019 and June 30, 2018 for the costs of acquiring property and equipment.

Cash provided by financing activities

There were no financing activities related to continued operations during the six months ended June 30, 2019 and June 30, 2018.

As of June 30, 2019, we had cash and cash equivalents of $19.4 million.

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

Discontinued Operations

Cash used in operating activities

There were no discontinued operations during the six months ended June 30, 2019, after the deconsolidation of Capnia in October 2018. During the six months ended June 30, 2018, we used net cash of approximately $768,000 for discontinued operating activities, resulting primarily from the loss from discontinued operations of approximately $937,000 partially offset by $52,000 of non-cash expenses associated with stock compensation and depreciation and amortization. Changes in the discontinued operations working capital accounts also offset the cash used by approximately $117,000, primarily from the decrease in various asset balances.

Cash provided by investing activities

There were no investing activities related to discontinued operations during the six months ended June 30, 2019 or June 30, 2018.

Cash provided by financing activities

There were no financing activities related to discontinued operations during the six months ended June 30, 2019. Net cash provided by financing activities related to discontinued operations was approximately $825,000 during the six months ended June 30, 2018, representing the cash received during the period from our joint venture partner to fund the operations of Capnia. Capnia was deconsolidated in October 2018 upon a transfer of a controlling interest in the entity to our joint venture partner, OAHL.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2019. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s current focus is on the development of Diazoxide Choline Controlled-Release, or DCCR, for patients with Prader-Willi syndrome, or PWS.  On July 30, 2018, the DCCR development program for PWS was granted Fast Track designation by the FDA.

DCCR is a once-a-day tablet formulation which is currently being evaluated in a Phase III program in approximately 105 patients being enrolled at multiple sites. The program consists of a three-month Phase III randomized, double-blind, placebo-controlled, parallel group study (also called C601 or DESTINY PWS) as well as a 9-month open-label safety extension study. All patients who complete the Phase III study are eligible to enroll into the open-label extension study (C602). The Company continues to enroll patients into its ongoing DESTINY PWS study, which commenced in May 2018 and is evaluating DCCR tablets for the treatment of PWS.  To date, approximately 50% of the targeted number of patients have been enrolled into the DESTINY PWS clinical study and approximately 90% of them have either successfully completed or continue to be treated in the study. Approximately 90% of those completing the Destiny PWS study have elected to continue in C602, Soleno’s open-label safety extension study and approximately 90% of those enrolled have continued to receive DCCR treatment in C602.

As of June 30, 2019, 17 trial sites have been activated in the U.S., with additional sites anticipated to be added, and 3 sites have been activated in the United Kingdom.  The most recent sites activated are the National Institutes of Health in Bethesda, MD, Children’s Hospital Colorado in Aurora, CO, Nationwide Children’s Hospital in Columbus, OH, University of California, Irvine, in Irvine, CA, University of Utah, Salt Lake City, UT, Emory University, Atlanta, GA, and Sparrow Clinical Research Institute, Lansing, MI in the U.S. and Chelsea and Westminster Hospital, Royal London Hospital and Birmingham Children’s Hospital in the U. K. Top-line data from the DESTINY PWS study is expected in the first half of 2020.

On March 14, 2019, the Data Safety Monitoring Board, the independent group of experts monitoring the safety of the DESTINY PWS study, recommended the continuation of the study without modification, which supports the Company’s understanding of DCCR’s safety.

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

Date: August 7, 2019	SOLENO THERAPEUTICS, INC.

	By:	/s/ Jonathan Wolter
Jonathan Wolter Chief Financial Officer (authorized officer and principal financial and accounting officer)