Form 10-Q
period 2019-09-30
SOLENO THERAPEUTICS INC
filed 2019-11-13
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36593

SOLENO THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0523891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203 Redwood Shores Parkway, Suite 500,

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

As of November 1, 2019, there were 44,658,054 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$11,225	$23,099
Prepaid expenses and other current assets	375	529
Due from related party	9	64
Minority interest investment in former subsidiary	—	978
Total current assets	11,609	24,670
Long-term assets
Property and equipment, net	46	12
Intangible assets, net	17,011	18,469
Other long-term assets	59	—
Total assets	$28,725	$43,151
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,735	$934
Accrued compensation and other current liabilities	1,719	943
Total current liabilities	3,454	1,877
Long-term liabilities
Series A warrant liability	25	49
2017 PIPE Warrant liability	3,667	4,563
2018 PIPE Warrant liability	590	600
Contingent liability for Essentialis purchase price	6,066	5,649
Other long-term liabilities	38	—
Total liabilities	13,840	12,738
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 shares designated at September 30, 2019 and December 31, 2018; zero shares issued and outstanding at September 30, 2019 and at December 31, 2018. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,793,292 and 31,755,169 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	32	32
Additional paid-in-capital	158,034	157,413
Accumulated deficit	(143,181)	(127,032)
Total stockholders’ equity	14,885	30,413
Total liabilities and stockholders’ equity	$28,725	$43,151

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$4,490	$2,092	$10,995	$4,986
General and administrative	1,615	1,558	5,322	5,191
Change in fair value of contingent consideration	28	228	417	589
Total operating expenses	6,133	3,878	16,734	10,766
Operating loss	(6,133)	(3,878)	(16,734)	(10,766)
Other income (expense)
Cease-use income	—	—	—	6
Change in fair value of warrants liabilities	7,116	1,543	930	(1,549)
Loss from minority interest investment	(123)	—	(478)	—
Interest income, net	29	26	133	75
Total other income (expense)	7,022	1,569	585	(1,468)
Income (loss) from continuing operations	889	(2,309)	(16,149)	(12,234)
Loss from discontinued operations	—	(427)	—	(1,364)
Net income (loss)	$889	$(2,736)	$(16,149)	$(13,598)

Income (loss) per common share from continuing operations:
Basic	$0.03	$(0.11)	$(0.51)	$(0.60)
Diluted	$(0.19)	$(0.11)	$(0.53)	$(0.60)
Loss per common share from discontinued operations:
Basic	$—	$(0.02)	$—	$(0.07)
Diluted	$—	$(0.02)	$—	$(0.07)
Net income (loss) per common share:
Basic	$0.03	$(0.13)	$(0.51)	$(0.67)
Diluted	$(0.19)	$(0.13)	$(0.53)	$(0.67)
Weighted-average common shares outstanding used in per-share calculation:
Basic	31,793,292	21,432,482	31,775,590	20,443,044
Diluted	32,443,647	21,432,482	32,235,528	20,443,044

See accompanying notes to condensed consolidated financial statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

(unaudited)

(In thousands except share data)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	—	$—	31,755,169	$32	$157,413	$(127,032)	$30,413
Stock-based compensation					202		202
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			21,415	—	46		46
Net loss						(7,030)	(7,030)
Balances at March 31, 2019	—	—	31,776,584	32	157,661	(134,062)	23,631
Stock-based compensation					175		175
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			16,708	—	45		45
Net loss						(10,008)	(10,008)
Balances at June 30, 2019	—	—	31,793,292	32	157,881	(144,070)	13,843
Stock-based compensation					153		153
Net income						889	889
Balances at September 30, 2019	—	$—	31,793,292	$32	158,034	$(143,181)	$14,885

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2018	4,571	$—	19,238,972	$19	$140,495	$(113,697)	$26,817
Stock-based compensation					200		200
Issuance of common stock on conversion of series B convertible preferred shares	(1,000)	(—)	200,000	1	—		1
Issuance of restricted common stock for bonuses			99,217	—	159		159
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			49,519	—	82		82
Transaction costs for the 2017 PIPE common stock and warrant issuance.					(203)		(203)
Issuance of common stock held back on acquisition of Essentialis			180,667	—	—		—
Net loss						(3,804)	(3,804)
Balances at March 31, 2018	3,571	—	19,768,375	20	140,733	(117,501)	23,252
Stock-based compensation					199		199
Issuance of common stock on conversion of series B convertible preferred shares	(3,571)	(—)	714,200	—	(1)		(1)
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			27,925	—	54		54
Transaction costs for the 2017 PIPE common stock and warrant issuance.					203		203
Issuance of common stock held back on acquisition of Essentialis			903,367	1	(1)		—
Net loss						(7,058)	(7,058)
Balances at June 30, 2018	—	—	21,413,867	21	141,187	(124,559)	16,649
Stock-based compensation					231		231
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			21,374	—	61		61
Net loss						-	-
Balances at September 30, 2018	—	$—	21,435,241	$21	$141,479	$(124,559)	$16,941

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,149)	$(13,598)
Loss from discontinued operations	—	(1,364)
Loss from continuing operations	(16,149)	(12,234)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,468	1,473
Stock-based compensation expense	530	731
Board fees paid with common stock	91	197
Change in fair value of stock warrants	(930)	1,549
Change in fair value of contingent consideration	417	589
Operating loss on minority interest investment	478	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	154	142
Due from related party	55	—
Accounts payable	801	612
Accrued compensation and other liabilities	786	167
Net cash used in continuing operating activities	(12,299)	(6,774)
Net cash used in discontinued operating activities	—	(1,173)
Net cash used in operating activities	(12,299)	(7,947)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(6)
Security deposit on sublease	(59)	—
Proceeds from sale of minority interest investment in former subsidiary	500	—
Net cash provided by (used in) continuing investing activities	425	(6)
Net cash provided by (used in) investing activities	425	(6)
Cash flows from financing activities:
Net cash provided by discontinued financing activities	—	1,525
Net cash provided by financing activities	—	1,525
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(11,874)	(6,780)
Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	352
Net decrease in cash, cash equivalents and restricted cash	(11,874)	(6,428)
Net increase in cash and cash equivalents included in current assets held for sale	—	(468)
Cash, cash equivalents and restricted cash, beginning of period	23,099	17,135
Cash, cash equivalents and restricted cash, end of period	$11,225	$10,239

Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment with capital lease obligation	$28	$-

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

September 30, 2019

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

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $16.1 million during the nine months ended September 30, 2019 and has an accumulated deficit of $143.2 million at September 30, 2019, resulting from having recurring losses since its inception. The Company had $8.2 million of working capital at September 30, 2019, and used $12.3 million of cash in its operating activities during the nine months ended September 30, 2019. The Company has financed its operations principally through issuances of equity securities.

On October 25, 2019, the Company sold 12,841,667 shares of common stock in an underwritten public offering at a price of $1.20 per share for net proceeds of $14.5 million (see Note 12).

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the nine months ended September 30, 2019 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Below are those policies with current period updates.

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

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$25	$25	$—	$—
2017 PIPE warrant liability	3,667	—	—	3,667
2018 PIPE warrant liability	590	—	—	590
Essentialis purchase price contingency liability	6,066	—	—	6,066
Total common stock warrant and contingent consideration liability	$10,348	$25	$—	$10,323

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$49	$49	$—	$—
2017 PIPE warrant liability	4,563	—	—	4,563
2018 PIPE warrant liability	600	—	—	600
Essentialis purchase price contingency liability	5,649	—	—	5,649
Total common stock warrant and contingent consideration liability	$10,861	$49	$—	$10,812

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

	Series A Warrant		Series C Warrant		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at December 31, 2018	485,121	$49	118,083	$—	6,024,425	$4,563	513,617	$600	$5,649
Change in value of Series A Warrants	—	(24)	—	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	—	—	(896)	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	—	—	(10)	—
Change in value of contingent liability	—	—	—	—	—	—	—	—	417
Balance at September 30, 2019	485,121	$25	118,083	$—	6,024,425	$3,667	513,617	$590	$6,066

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

Since their issuance, a total of 4,800 Series A Warrants have been exercised. As of September 30, 2019, the fair value of the 485,121 outstanding Series A Warrants was approximately $25,000.  The decrease of approximately $26,000 and $24,000 in fair value during the three and nine months ended September 30, 2019, respectively, was recorded as other income in the condensed consolidated statements of operations.

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

The Series C Warrants are exercisable into 118,083 shares of the Company’s common stock. As of September 30, 2019, the fair value of the Series C Warrants was determined to be zero, consistent with the balance as of December 31, 2018 and June 30, 2019.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs.

	September 30, 2019	December 31, 2018
Volatility	90%	90%
Contractual term (years)	0.42	1.17
Expected dividend yield	—%	—%
Risk-free rate	1.85%	2.60%

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

As of September 30, 2019, the fair value of the 2017 PIPE Warrants was estimated at $3.7 million. The decrease in the fair value of the liability for the 2017 PIPE Warrants of $6.5 million and approximately $896,000 during the three and nine months ended September 30, 2019, respectively, was recorded as other income in the condensed consolidated statements of operations. The decrease in the fair value of the liability for the 2017 PIPE Warrants of approximately $1.4 million during the three months ended September 30, 2018 and the increase in the fair value of $1.6 million during the nine months ended September 30, 2018, were recorded as other income and expense in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	September 30, 2019	December 31, 2018
Volatility	85%	75%
Contractual term (years)	1.2	2.0
Expected dividend yield	—%	—%
Risk-free rate	1.80%	2.51%

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

As of September 30, 2019, the fair value of the 2018 PIPE Warrants was estimated at approximately $590,000. The approximate $555,000 and $10,000 decrease in the fair value of the liability for the 2018 PIPE Warrants during the three and nine months ended September 30, 2019, respectively, was recorded as other income in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	September 30, 2019	December 31, 2018
Volatility	85%	75%
Contractual term (years)	4.2	5.0
Expected dividend yield	—%	—%
Risk-free rate	1.56%	2.51%

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

Note 6. Commitments and Contingencies

Facility Leases

The Company’s previous operating lease for its headquarters facility office space in Redwood City, California, terminated in August 2019. In July 2019, the Company executed a non-cancellable lease agreement for 6,368 square feet of new space in Redwood City, California, which began in September 2019 and expires in May 2021. The lease also provides the Company with the right to use office furniture in the space and allows the purchase of this furniture at the end of the lease term for $1. The lease agreement requires monthly lease payments of approximately $29,000 beginning in November of 2019, with an increase to approximately $30,000 per month in September of 2020. The Company has accounted for the new lease as an operating lease for the office space and a capital lease for the office furniture, based on their relative fair values. The gross value of office furniture under this capital lease was approximately $27,000.

Rent expense was approximately $65,000 and $78,000 during the three months ended September 30, 2019 and 2018, respectively, net of sublease income of approximately $43,000 and $39,000, respectively. Rent expense was approximately $167,000 and $246,000 during the nine months ended September 30, 2019 and 2018, respectively, net of sublease income of approximately $173,000 and $237,000, respectively.

The following is a schedule by year of future minimum lease payments under the Company’s lease agreement as of September 30, 2019 (in thousands):

	Capital Lease	Operating Lease	Total
Remaining of 2019	$3	$56	$59
2020	19	336	355
2021	8	143	151
Total	30	$535	$565
Less: Amount representing interest	(2)
Present value of minimum lease payments	$28

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

Note 7. CoSense Joint Venture Agreement and Discontinued Operations

In December 2017, the Company entered into a joint venture with OptAsia Healthcare Limited, or OAHL, with respect to its CoSense product by agreeing to sell shares of Capnia, its then wholly-owned subsidiary, to OAHL. CoSense was Soleno’s first Sensalyze Technology Platform product to receive 510(k) clearances from the FDA and CE Mark certification. CoSense measures CO, which can be elevated due to endogenous causes such as excessive breakdown of red blood cells, or hemolysis, or exogenous causes such as CO poisoning and smoke inhalation. The first target market for CoSense is for the use of ETCO measurements to aid in detection of hemolysis in neonates, a disorder in which CO and bilirubin are produced in excess as byproducts of the breakdown of red blood cells. The Company’s entry into the joint venture resulted from a comprehensive review of strategic alternatives for its legacy products and product candidates following its transition to a primarily therapeutic drug product company. The terms of the Joint Venture Agreement provide that OAHL would invest up to a total of $2.2 million in Capnia’s common shares on an incremental quarterly basis commencing in December 2017. OAHL was also responsible for funding a portion of the Capnia operations. The Joint Venture Agreement provided that Capnia would issue shares of common stock to OAHL based on a negotiated price of $1.00 per share when the cumulative investment made by OAHL equaled or exceeded $1.2 million. For financial reporting purposes, Capnia’s assets, liabilities and results of operations had historically been consolidated with those of the Company.

During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the share issuance the Company no longer held a controlling interest in Capnia and resulted in the deconsolidation of Capnia’s financial statements from those of the Company and a $2.0 million gain was recognized in the fourth quarter of 2018 as a result of the deconsolidation. Of this amount, $1.2 million related to the remeasurement of the Company's retained interest in the joint venture to fair value which was measured based on the negotiated price of $1.00 per share for Soleno’s remaining ownership of 1,480,000 shares less a 23% discount for lack of control over Capnia. The total gain was included in other income from continuing operations on the Company's consolidated statements of operations. The remaining 47% investment in Capnia was classified as an equity method investment and presented as a Minority interest investment in former subsidiary in the condensed consolidated balance sheet.  The balance of Minority interest investment in former subsidiary decreased by approximately $156,000 and $511,000 during the three and nine months ended September 30, 2019, respectively, as a result of the Company recording its share of Capnia’s net losses during the period, which is included in the line titled “Loss from minority interest investment” in the Company’s condensed consolidated statements of operations. During September 2019, the Company sold its remaining 47% investment in Capnia to Sinon Investments LLC (“Sinon”) for a total purchase price of $500,000. As of the sale date, the Company had a minority interest investment in former subsidiary balance of approximately $467,000, after recording approximately $511,000 for its share of Capnia’s losses during 2019 up until the date of sale. A gain of approximately $33,000 was recognized upon the sale and is presented, together with the Company’s share of Capnia’s net losses during the period, in the condensed consolidated statements of operations in the line titled “Loss from minority interest investment”. Following the transaction, the Company has no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

There were no assets or liabilities held for sale as of September 30, 2019, or December 31, 2018, after the deconsolidation of Capnia in October 2018, and no discontinued operations during the three and nine months ended September 30, 2019. The components of the Statements of Operations presented as Discontinued Operations during the three and nine months ended September 30, 2018 follow (in thousands).

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Product revenue	$6	$60
Cost of product revenue	2	30
Gross profit (loss)	4	30
Expenses
Research and development	306	1,009
Sales and marketing	1	25
General and administrative	124	360
Total expenses	431	1,394
Net loss from discontinued operations	$(427)	$(1,364)

Stock-based compensation expense of approximately $20,000 and $58,000 was classified in discontinued operations for the three and nine months ended September 30, 2018, respectively.  There were no discontinued operations during the three and nine months ended September 30, 2019.

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

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of September 30, 2019, a total of 905,532 shares are available for future grant under the 2014 Plan.

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the three and nine months ended September 30, 2019 of approximately $153,000 and $530,000, respectively.  Stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants during the three and nine months ended September 30, 2018 was approximately $231,000 and $789,000, respectively, of which approximately $20,000 and $58,000, was recorded in discontinued operations in the three and nine months ended September 30, 2018, respectively. There were no discontinued operations during the nine months ended September 30, 2019. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during any of the periods presented.

Stock compensation expense was allocated between departments in continuing operations as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$42	$34	$124	$174
General and administrative	111	177	406	557
Total	$153	$211	$530	$731

Stock Options

 The Company granted options to purchase 565,785 and 736,086 of the Company’s common stock during the nine months ended September 30, 2019 and 2018, respectively. There were no options granted during the three months ended September 30, 2019 or 2018. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Nine Months Ended September 30,
	2019	2018
Expected life (years)	5.5-6.1	5.5-6.02
Risk-free interest rate	1.9%-2.6%	2.7%-2.8%
Volatility	70%-71%	70%
Dividend rate	— %	— %

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

The following table summarizes stock option transactions for the nine months ended September 30, 2019 as issued under the Plans:

	Shares Available	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term
	for Grant	Outstanding	Share	(in years)
Balance at December 31, 2018	1,150,961	1,667,153	$6.03	8.27
Additional shares authorized	223,742
Options granted	(565,785)	565,785	$1.82
Options exercised	—	—	—
Options canceled/forfeited	96,614	(96,614)	$4.75
Balance at September 30, 2019	905,532	2,136,324	$4.97	8.02
Options vested at September 30, 2019		1,104,712	$7.79	7.34
Options vested and expected to vest at September 30, 2019		2,136,324	$4.97	8.02

The weighted-average grant date fair value of options granted was $1.17 and $1.09 per share for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 total unrecognized employee stock-based compensation was $1.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. As of September 30, 2019, the outstanding stock options had an intrinsic value of zero.

Restricted Stock Units

There were 99,217 restricted stock units granted by the Company during the nine months ended September 30, 2018 to employees and nonemployees. The shares were 100% vested on the grant date and were valued based on the Company’s common stock price on the grant date, with approximately $159,000 of the related stock-based compensation expense recognized at that time. There were no restricted stock units granted by the Company during the nine months ended September 30, 2019.

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

As of September 30, 2019, there were no purchases by employees under this plan.

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

Other Common Stock Warrants

As of September 30, 2019, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 9. Net income (loss) per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise of common stock options and warrants.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Income (loss) from continuing operations	$889	$(2,309)	$(16,149)	$(12,234)
Loss from discontinued operations	—	(427)	—	(1,364)
Net income (loss) - basic	889	(2,736)	(16,149)	(13,598)
Less: noncash income from change in fair value of warrants	7,090	—	906	—
Net loss - diluted	$(6,201)	$(2,736)	$(17,055)	$(13,598)

Denominator:
Basic weighted-average common shares outstanding	31,793,292	21,432,482	31,775,590	20,443,044

Effect of dilutive securities:
Options to purchase common stock	260,882	—	236,395	—
Warrants	389,473	—	223,543	—
Diluted weighted-average common shares outstanding	32,443,647	21,432,482	32,235,528	20,443,044

Income (loss) per common share from continuing operations:
Basic	$0.03	$(0.11)	$(0.51)	$(0.60)
Diluted	$(0.19)	$(0.11)	$(0.53)	$(0.60)
Loss per common share from discontinued operations:
Basic	$-	$(0.02)	$-	$(0.07)
Diluted	$-	$(0.02)	$-	$(0.07)
Net income (loss) per common share:
Basic	$0.03	$(0.13)	$(0.51)	$(0.67)
Diluted	$(0.19)	$(0.13)	$(0.53)	$(0.67)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact, either due to the losses reported or because the exercise price was greater than the average market price of the common shares during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070	102,070	102,070
Options to purchase common stock	1,875,442	1,667,896	1,899,930	1,667,896
Warrants issued in 2009 to purchase common stock	—	1,851	—	1,851
Warrants issued to underwriter to purchase common stock	16,500	16,500	16,500	16,500
Series A warrants to purchase common stock	485,121	485,121	485,121	485,121
Series C warrants to purchase common stock	118,083	118,083	118,083	118,083
Series D warrants to purchase common stock	586,162	586,182	586,162	586,182
2017 PIPE warrants	5,665,548	6,024,425	5,818,443	6,024,425
2018 PIPE warrants	483,021	—	496,056	—
Total	9,331,947	9,002,128	9,522,365	9,002,128

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

The fair value of the liability for the contingent consideration payable by the Company achieving the commercial sales milestones of $100 million and $200 million was initially established as $2.6 million at the time of the merger and $6.0 million at September 30, 2019, based on the Company’s assessment that it could reach the commercial sales milestones in 2024 and 2026, respectively.

Note 11. Compensation Plan for Board Members

In 2017, the Compensation Committee of the Board of Directors recommended, and the Board approved a revised compensation plan pursuant to which each board member may choose to receive payment of all annual board fees in common stock of the Company. Net payment to the Board of Directors in shares of the Company’s common stock is made after the close of the quarter in which the compensation is earned, with the appropriate federal and state taxes thereon paid in cash directly to the taxing authority. Generally, directors who are citizens and residents of the United States receive their annual board fees in the form of stock, and directors who are not citizens and residents of the United States receive payment of their annual board fees in cash. During the three months ended September 30, 2019 and 2018, the Company issued zero and 21,374 shares, respectively, of common stock to its Board members for fees earned. During the nine months ended September 30, 2019 and 2018, the Company issued 38,123 and 98,818 shares, respectively, of common stock to its Board members for fees earned. The appropriate federal and state taxes thereon was paid in cash directly to the taxing authority.

Note 12. Subsequent Events

The Company has evaluated its subsequent events from September 30, 2019 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the item noted below.

Public Offering

On October 25, 2019, the Company sold 12,841,667 shares of its common stock, including 1,675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $1.20 per share. The net proceeds of the offering were $14.5 million, after deducting the underwriting discount and other offering expenses.

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

On December 4, 2017, we and our then wholly-owned subsidiary Capnia, entered into a joint venture with OptAsia Healthcare Limited, or OAHL, with the purpose of developing and commercializing CoSense with the intent to transfer ownership of Capnia to OAHL. During October 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares, after which we no longer held a controlling interest in Capnia. Accordingly, we deconsolidated Capnia’s financial statements from ours and our remaining minority interest in Capnia was reported as a Minority interest investment in our consolidated balance sheet. During September 2019, the Company sold its remaining 47% investment in Capnia to Sinon Investments LLC (“Sinon”). Following the transaction, the Company has no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

On July 30, 2018, the FDA has granted Fast Track designation to DCCR for the treatment of PWS. We are currently conducting a Phase III clinical trial of DCCR for the treatment of PWS.

As of September 30, 2019, we had an accumulated deficit of $143.2 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, potentially including sales of our neonatology products, therapeutic products, other diagnostic products, license fees, milestone payments, and research and development payments in connection with potential future strategic partnerships, we have, to date, generated approximately $2,000 of revenue from the 2013 license agreement pertaining to Serenz, approximately $2.7 million in revenue from our neonatology products and approximately $0.2 million in government grants; these activities are reported as discontinued operations in our accompanying consolidated financial statements. We may never be successful in commercializing our novel therapeutic and in divesting, selling or otherwise disposing of our existing neonatology products or related therapeutic products. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Continuing Operations

Comparison of the three months ended September 30, 2019 and 2018, from continuing operations

	Three Months Ended September 30,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$4,490	$2,092	$2,398	115%
General and administrative	1,615	1,558	57	4%
Change in fair value of contingent consideration	28	228	(200)	88%
Total operating expenses	6,133	3,878	2,255	58%
Operating loss	(6,133)	(3,878)	(2,255)	58%
Other income (expense)
Cease-use income	—	—	—	n/a
Change in fair value of warrants liabilities	7,116	1,543	5,573	361%
Loss from minority interest investment	(123)	—	(123)	n/a
Interest income, net	29	26	3	12%
Total other income	7,022	1,569	5,453	348%
Income (loss) from continuing operations	889	(2,309)	3,198	139%
Loss from discontinued operations	—	(427)	427	100%
Net income (loss)	$889	$(2,736)	$3,625	132%

Revenue

We have yet not commenced commercialization of DCCR, our current sole product, and accordingly, through September 30, 2019, have generated no revenue from continuing operations.

Research and development expense

Research and development expense of $4.5 million for the three months ended September 30, 2019, increased by $2.4 million over the three months ended September 30, 2018, resulting primarily from the initiation of the Phase III clinical trial in May 2018. As of September 30, 2019, we have 26 clinical trial sites initiated compared to 10 as of September 30, 2018. As a result, we have incurred increased clinical site costs, consulting costs, lab costs, and manufacturing costs for DCCR production.

General and administrative expense

General and administrative expense of $1.6 million for the three months ended September 30, 2019, was generally consistent with the expense during the three months ended September 30, 2018.

Change in fair value of contingent consideration

The approximate $28,000 for the three months ended September 30, 2019, represents the increase in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on our assessment of the expected likelihood of achieving commercial sales milestones of $100 million and $200 million in future years.

Other income (expense)

Other income of $7.0 million in the three months ended September 30, 2019, increased by $5.5 million from the three months ended September 30, 2018. This increase was primarily due to a $5.6 million larger decrease in the fair value of our outstanding warrants during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  This change in valuation was primarily a result of the fluctuations of our common stock price. This increase was partially offset by an approximate $123,000 loss recorded on our minority interest investment in Capnia, our former subsidiary, during the three months ended September 30, 2019, which includes approximately $156,000 for our share of Capnia’s net losses during the period, partially offset by a gain of approximately $33,000 recognized upon the sale of the investment.

Comparison of the nine months ended September 30, 2019 and 2018, from continuing operations

	Nine Months Ended September 30,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$10,995	$4,986	$6,009	121%
General and administrative	5,322	5,191	131	3%
Change in fair value of contingent consideration	417	589	(172)	29%
Total operating expenses	16,734	10,766	5,968	55%
Operating loss	(16,734)	(10,766)	(5,968)	55%
Other income (expense)
Cease-use income	—	6	(6)	100%
Change in fair value of warrants liabilities	930	(1,549)	2,479	160%
Loss from minority interest investment	(478)	-	(478)	n/a
Interest income, net	133	75	58	77%
Total other income (expense)	585	(1,468)	2,053	140%
Loss from continuing operations	(16,149)	(12,234)	(3,915)	32%
Loss from discontinued operations	-	(1,364)	1,364	100%
Net loss	$(16,149)	$(13,598)	$(2,551)	19%

Revenue

We have yet not commenced commercialization of DCCR, our current sole product, and accordingly, through September 30, 2019, have generated no revenue from continuing operations.

Research and development expense

Research and development expense of $11.0 million for the nine months ended September 30, 2019, increased by $6.0 million over the nine months ended September 30, 2018, resulting primarily from the initiation of the Phase III clinical trial in May 2018. As of September 30, 2019, we have 26 clinical trial sites initiated and, as a result, have incurred increased clinical site costs, consulting costs, lab costs, and manufacturing costs for DCCR production. Our efforts until May 2018 were focused on preparation of the trials.

General and administrative expense

General and administrative expense of $5.3 million for the nine months ended September 30, 2019 was generally consistent with the expense during the nine months ended September 30, 2018.

Change in fair value of contingent consideration

The approximate $417,000 for the nine months ended September 30, 2019, represents the increase in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on our assessment of the expected likelihood of achieving commercial sales milestones of $100 million and $200 million in future years.

Other income (expense)

Other income of approximately $585,000 in the nine months ended September 30, 2019, increased by $2.1 million from other expense during the nine months ended September 30, 2018. This increase was primarily due to a $2.5 million larger decrease in the fair value of our outstanding warrants during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  This change in valuation was primarily a result of the fluctuations of our common stock price. During the nine months ended September 30, 2019, the Company also had $58,000 more of net interest income as compared to the nine months ended September 30, 2018. These increases were partially offset by an approximate $478,000 loss recorded on our minority interest investment in Capnia, our former subsidiary, during the nine months ended September 30, 2019, which includes approximately $511,000 for our share of Capnia’s net losses during the period, partially offset by a gain of approximately $33,000 recognized upon the sale of the investment.

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

Comparison of the three and nine months ended September 30, 2019 and 2018, from discontinued operations

	Three Months Ended September 30,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Product revenue	$—	$6	$(6)	100%
Cost of product revenue	—	2	(2)	100%
Gross profit (loss)	—	4	(4)	100%
Expenses:
Research and development	—	306	(306)	100%
Sales and marketing	—	1	(1)	100%
General and administrative	—	124	(124)	100%
Total expenses	—	431	(431)	100%
Net loss from discontinued operations	$—	$(427)	$427	100%

	Nine Months Ended September 30,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Product revenue	$—	$60	$(60)	100%
Cost of product revenue	—	30	(30)	100%
Gross profit (loss)	—	30	(30)	100%
Expenses:
Research and development	—	1,009	(1,009)	100%
Sales and marketing	—	25	(25)	100%
General and administrative	—	360	(360)	100%
Total expenses	—	1,394	(1,394)	100%
Net loss from discontinued operations	$—	$(1,364)	$1,364	100%

All discontinued operations activity during the three and nine months ended September 30, 2018 related to Capnia and its CoSense products. During October 2018, Capnia issued 53% of its outstanding shares of common stock to OAHL, leaving us with a noncontrolling interest. Accordingly, we deconsolidated Capnia’s financial statements from ours and our remaining minority interest in Capnia was reported as a minority interest investment in our condensed consolidated balance sheet. During September 2019, the Company sold its remaining 47% investment in Capnia to Sinon Investments LLC (“Sinon”). As Capnia is no longer a consolidated entity of ours, there is no corresponding discontinued operations activity for the three or nine months ended September 30, 2019.

Liquidity and Capital Resources

We had a net loss of $16.1 million during the nine months ended September 30, 2019, and an accumulated deficit of $143.2 million at September 30, 2019, from having incurred losses since our inception. We had $8.2 million of working capital at September 30, 2019, and used $12.3 million of cash in operating activities during the nine months ended September 30, 2019. We have financed our operations principally through issuances of equity securities. On October 25, 2019, the Company sold 12,841,667 shares of common stock in an underwritten public offering at a price of $1.20 per share for net proceeds of $14.5 million.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in continuing operating activities	$(12,299)	$(6,774)
Net cash used in discontinued operating activities	-	(1,173)
Net cash used in operating activities	(12,299)	(7,947)
Net cash provided by (used in) continuing investing activities	425	(6)
Net cash provided by (used in) investing activities	425	(6)
Net cash provided by discontinued financing activities	—	1,525
Net cash provided by financing activities	—	1,525
Net increase (decrease) in cash, cash equivalents and restricted cash
Continuing operations	(11,874)	(6,780)
Discontinued operations	—	352
Net decrease in cash, cash equivalents and restricted cash	$(11,874)	$(6,428)

Continuing Operations

Cash used in operating activities

During the nine months ended September 30, 2019, operating activities used net cash of $12.3 million, which was primarily due to the loss from continuing operations of $16.1 million and approximately $513,000 for the change in fair value of stock warrants and contingent consideration.  These uses are adjusted for non-cash expenses of approximately $1.5 million for depreciation and amortization, approximately $621,000 of expenses paid with common stock or equity awards, and an approximate $478,000 operating loss on minority interest investment. Additionally, the usage of cash during the nine months ended September 30, 2019, was reduced by $1.8 million due to decreases in prepaid expenses and other current assets and amounts due from related parties, and increases in accounts payable, and accrued compensation and other liabilities.

During the nine months ended September 30, 2018, operating activities used net cash of $6.8 million, which was primarily due to the loss from continuing operations of $12.2 million, adjusted for non-cash expenses of $1.5 million for depreciation and amortization, approximately $928,000 of expenses paid with common stock or equity awards, and $2.1 million for the change in fair value of stock warrants and contingent consideration. Additionally, the usage of cash during the nine months ended September 30, 2018 was reduced by approximately $921,000 from an increase in accounts payable, accrued compensation and other current liabilities and a decrease in prepaid expenses.

Cash used in investing activities

During the nine months ended September 30, 2019, investing activities related to continuing operations provided cash of approximately $425,000.  This was primarily a result of the $500,000 that we received for the sale of our 47% investment in Capnia to Sinon in September 2019. This was partially offset by cash that was used for a deposit of approximately $59,000 related to the new lease that we entered into in July 2019 for 6,368 square feet of new space in Redwood City, California. There was minimal cash used in the nine months ended September 30, 2019 and September 30, 2018 for the costs of acquiring property and equipment.

Cash provided by financing activities

There were no financing activities related to continued operations during the nine months ended September 30, 2019 and September 30, 2018.

As of September 30, 2019, we had cash and cash equivalents of $11.2 million.

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

Discontinued Operations

Cash used in operating activities

There were no discontinued operations during the nine months ended September 30, 2019, after the deconsolidation of Capnia in October 2018. During the nine months ended September 30, 2018, we used net cash of $1.2 million for discontinued operating activities, resulting primarily from the loss from discontinued operations of $1.4 million partially offset by approximately $71,000 of non-cash expenses associated with stock compensation and depreciation and amortization. Changes in the discontinued operations working capital accounts also offset the cash used by approximately $120,000, primarily from the decrease in various asset balances.

Cash provided by investing activities

There were no investing activities related to discontinued operations during the nine months ended September 30, 2019 or September 30, 2018.

Cash provided by financing activities

There were no financing activities related to discontinued operations during the nine months ended September 30, 2019. Net cash provided by financing activities related to discontinued operations was $1.5 million during the nine months ended September 30, 2018, representing the cash received during the period from our joint venture partner to fund the operations of Capnia. Capnia was deconsolidated in October 2018 upon a transfer of a controlling interest in the entity to our joint venture partner, OAHL.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2019. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DCCR is a once-a-day tablet formulation, which is currently being evaluated in a Phase III program, in approximately 105 patients being enrolled at multiple sites. The program consists of a three-month Phase III randomized, double-blind, placebo-controlled, parallel group study (also called C601 or DESTINY PWS) as well as a 12-month open-label safety extension study, which has recently been amended to allow patients the option to continue taking DCCR for an additional two years. All patients who complete the Phase III study are eligible to enroll into the open-label extension study (C602).

The Company continues to enroll patients into its ongoing DESTINY PWS study, which commenced in May 2018 and is evaluating DCCR tablets for the treatment of PWS.  As of July 25, 2019, approximately 50% of the targeted number of patients have been enrolled into the DESTINY PWS clinical study and approximately 90% of them have either successfully completed or continue to be treated in the study. Approximately 90% of those completing the Destiny PWS study have elected to continue in C602, Soleno’s open-label safety extension study and approximately 90% of those enrolled have continued to receive DCCR treatment in C602.

As of September 30, 2019, 19 trial sites have been activated in the U.S., and 7 sites have been activated in the United Kingdom.  The most recent sites activated are Indiana University in Indianapolis, IN and St. Joseph’s University Medical Center in Patterson, NJ in the U.S., and Fulbourn Hospital in Cambridge, Aintree University Hospital in Liverpool, Hammersmith Hospital in London, and The Royal Hospital for Sick Children in Glasgow in the U.K. Top-line data from the DESTINY PWS study is expected in the first half of 2020.

On March 14, 2019, and again on October 1, 2019, the Data Safety Monitoring Board, the independent group of experts monitoring the safety of the DESTINY PWS study, recommended the continuation of the study without modification, which supports the Company’s understanding of DCCR’s safety.

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

Date: November 13, 2019	SOLENO THERAPEUTICS, INC.

	By:	/s/ Jonathan Wolter
Jonathan Wolter Chief Financial Officer (authorized officer and principal financial and accounting officer)