Form 10-Q/A
period 2019-09-30
SOLENO THERAPEUTICS INC
filed 2019-11-18
CIK 1484565

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended September 30, 2019 initially filed with the Securities and Exchange Commission on November 13, 2019 (the “Original Form 10-Q”), is being filed solely to correct an error made when formatting the table of Condensed Consolidated Statement of Stockholders’ Equity for the nine-month period ended September 30, 2018 in preparation for financial printing.

No other changes have been made to the Original Form 10-Q and this Form 10-Q/A does not reflect any subsequent events occurring after the filing of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

Item 1.  Financial Statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2018

(unaudited)

(In thousands except share data)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2018	4,571	$—	19,238,972	$19	$140,495	$(113,697)	$26,817
Stock-based compensation					200		200
Issuance of common stock on conversion of series B convertible preferred shares	(1,000)	(—)	200,000	1	—		1
Issuance of restricted common stock for bonuses			99,217	—	159		159
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			49,519	—	82		82
Transaction costs for the 2017 PIPE common stock and warrant issuance.					(203)		(203)
Issuance of common stock held back on acquisition of Essentialis			180,667	—	—		—
Net loss						(3,804)	(3,804)
Balances at March 31, 2018	3,571	—	19,768,375	20	140,733	(117,501)	23,252
Stock-based compensation					199		199
Issuance of common stock on conversion of series B convertible preferred shares	(3,571)	(—)	714,200	—	(1)		(1)
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			27,925	—	54		54
Transaction costs for the 2017 PIPE common stock and warrant issuance.					203		203
Issuance of common stock held back on acquisition of Essentialis			903,367	1	(1)		—
Net loss						(7,058)	(7,058)
Balances at June 30, 2018	—	—	21,413,867	21	141,187	(124,559)	16,649
Stock-based compensation					231		231
Issuance of common stock to board members in lieu of cash payments for quarterly board fees			21,374	—	61		61
Net loss						(2,736)	(2,736)
Balances at September 30, 2018	—	$—	21,435,241	$21	$141,479	$(127,295)	$14,205

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended	10-Q	November 13, 2019	31.1

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended	10-Q	November 13, 2019	31.2

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350	10-Q	November 13, 2019	32.1

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350	10-Q	November 13, 2019	32.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2019	SOLENO THERAPEUTICS, INC.

	By:	/s/ Anish Bhatnagar
Anish Bhatnagar Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2019	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (Principal Financial and Accounting Officer)

5