Form 10-K
period 2019-12-31
SOLENO THERAPEUTICS INC
filed 2020-03-04
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission File No.: 001-36593

Soleno Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0523891
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

203 Redwood Shores Parkway, Suite 500 Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 213-8444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SLNO	NASDAQ

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of stock held by non-affiliates of the registrant on June 28, 2019, based on the closing price of $2.80 for shares of the registrant’s common stock as reported by the NASDAQ Capital Market, was approximately $28.0 million. Shares of Common Stock held by each executive officer, director and beneficial holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of February 28, 2020 there were 44,686,811 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Soleno Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2019

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

PART I

ITEM 1. BUSINESS

Company Overview

Soleno Therapeutics is focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate, referred to as DCCR, a once-daily oral tablet for the treatment of Prader-Willi Syndrome, or PWS, a complex metabolic/neurobehavioral disorder, is currently being evaluated in a Phase III clinical development program.

On March 7, 2017, we completed our merger, or the Merger, with Essentialis, Inc., a Delaware corporation, or Essentialis, in accordance with the Merger Agreement by and between Soleno Therapeutics and Essentialis dated December 22, 2016, or the Merger Agreement. After the Merger, our primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases. Essentialis was a privately-held, clinical-stage biotechnology company focused on the development of breakthrough medicines for the treatment of rare diseases where there is increased mortality and risk of cardiovascular and endocrine complications. Prior to the Merger, Essentialis’s efforts were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically-regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis had tested Diazoxide Choline Controlled Release tablets, or DCCR, as a treatment for PWS. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U.

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

Diazoxide Choline Controlled-Release Tablets

DCCR tablets consist of the active ingredient diazoxide choline, a choline salt of diazoxide, which is a benzothiadiazine. Once solubilized from the formulation, diazoxide choline is rapidly converted to diazoxide prior to absorption. Diazoxide acts by stimulating ion flux through ATP-sensitive K+ channels (KATP). Diazoxide appears to act on signs and symptoms of PWS in a variety of ways. Agonizing the KATP channel in the hypothalamus has the potential to address the hallmark symptom of PWS – hyperphagia – a chronic feeling of insatiable hunger; and may also reduce aggressive behaviors in patients with PWS.

In the U.S., diazoxide was first approved in 1973 as an intravenous formulation, for the emergency treatment of malignant hypertension. In 1976, immediate-release oral formulations including Proglycem® Oral Suspension and Capsules, or Proglycem, were approved and there has been nearly 40 years of use of the 2-3 times a day, orally-administered, drug product in the approved indications. In addition, there are also extensive data on short term and chronic use of Proglycem in children with congenital hyperinsulinism, or CHI, and in adults with insulinoma. Insulinoma patients tend to be older, with 50% of them over 70 years old. Published data have reported that the average duration of use of Proglycem in certain CHI and insulinoma patients is 5 years and 7 years, respectively.

DCCR tablets were formulated with the goals of improving the safety and bioavailability of orally-administered diazoxide and reducing the frequency of daily dosing required by current diazoxide formulations. Diazoxide choline is formulated into an extended-release tablet (DCCR) that lowers peak plasma concentration compared to diazoxide oral suspension and allows for the gradual release of diazoxide choline from DCCR, making it suitable for once-a-day dosing. The gradual release and absorption of diazoxide achieved using DCCR results in consistent intraday circulating drug levels. Once it enters circulation, diazoxide becomes extensively protein bound, however only the unbound drug is active and readily enters tissues.  Thus, the continuous absorption of diazoxide from DCCR may result in higher levels of unbound diazoxide for a given administered dose.  The extended release and absorption from the formulation, reduced intraday variability in circulating drug levels, and the potentially higher levels of unbound diazoxide makes DCCR tablets suitable for once daily dosing. Avoiding significant swings in circulating drug levels also has the potential to reduce adverse events which are often associated with transiently high circulating drug levels that often follow rapid absorption from immediate release product formulations.

Prader-Willi Syndrome

PWS is a rare, complex neurobehavioral/metabolic disorder which is due to the absence of normally active paternally expressed genes from the chromosome 15q11-q13 region. PWS is an imprinted condition with 70-75% of the cases due to a de novo deletion in the paternally inherited chromosome 15 11-q13 region, 20-30% from maternal uniparental disomy 15, or UPD, where the affected individual inherited 2 copies of chromosome from their mother and no copy from their father, and the remaining 2-5% from either microdeletions or epimutations of the imprinting center (i.e., imprinting defects; IDs). The Committee on Genetics of the American Academy of Pediatrics states PWS affects both genders equally and occurs in people from all geographic regions; its estimated incidence is 1 in 15,000 live births. The mortality rate among PWS patients is 3% a year across all ages and 7% in those over 30 years of age. The mean age of death reported from a 40-year mortality study in the U.S. was 29.5 ± 15 years (range: 2 months—67 years).

In addition to hyperphagia, typical behavioral disturbances associated with PWS include skin picking, difficulty with change in routine, obsessive and compulsive behaviors and mood fluctuations. The majority of older adolescent and adult PWS patients display some degree of aggressive or threatening behaviors including being verbally aggressive, seeking to intimidate others, being physically aggressive including attacking others, destroying property, throwing temper tantrums and directing rage or anger at others.

PWS is typically thought of as a genetic obesity. However, many PWS patients today may not be obese because of increasing awareness among families and caregivers leading to significant control of food and its intake. However, patients remain hyperphagic and will typically have a higher body fat and lower lean body mass content. They are prone to cardiometabolic issues such as abnormal lipid profiles, diabetes and hypertension. Other complications in PWS patients include greater risk for autistic symptomatology, psychosis, sleep disorders, distress, food stealing, withdrawal, sulking, nail-biting, hoarding and overeating, and more pronounced attention-deficit hyperactivity disorder symptoms, insistence on sameness, and their association with maladaptive conduct problems. Individuals with PWS show age-related increases in internalizing problems such as anxiety, sadness and a feeling of low self-esteem. Males are at greater risk for aggressive behavior, depression and dependent personality disorder and overall severity of psychopathology than females. Cognitively, most individuals with PWS function in the mild intellectually disability range with a mean IQ in the 60s to low 70s. The combination of food-related preoccupations and numerous maladaptive behaviors make it difficult for individuals with PWS to perform to their IQ potential.

Unmet Medical Needs in PWS

The target indication for DCCR is the treatment of PWS. Currently, the only approved treatment related to PWS is growth hormone which addresses the short stature associated with PWS, but has no effect on hyperphagia. A global patient survey conducted by the Foundation for Prader-Willi Research (n=779), found that 96.5% of respondents rated reducing hunger and 91.2% rated improving behavior around food as very important or most important symptom to be relieved by a new treatment - https://www.fpwr.org/pws-patient-voices. Physical function and body composition symptoms for which a high percentage of respondents indicated were very important or most important included: 92.9% indicated improving metabolic health (reduces fat / increases muscle) and 81.3% indicated the related symptom of improving activity and stamina. The behavioral and cognitive symptoms rated by respondents as very or most important were: 85.2% indicated reduction of obsessive/compulsive behavior, 84.6% indicated improvements to intellect/development, and 83.2% indicated reduction of temper outburst severity and frequency.

Therefore, there is a clear unmet need in the treatment of PWS to reduce hyperphagia and improve behaviors around food, and to reduce other behavioral and cognitive impacts of this complex disease. In addition, improving metabolic health is also an important unmet need.

Clinical Trials of DCCR for PWS

A Phase II clinical trial has been conducted to evaluate the safety and preliminary efficacy of DCCR in the treatment of PWS subjects. This study, PC025, was a single-center, randomized withdrawal study and enrolled 13 overweight and obese subjects with genetically-confirmed PWS who were between the ages of 11 and 21. The first phase of the study was open-label during which subjects were initiated on a DCCR dose that was escalated every 14 days at the discretion of the investigator. Any subject who showed any increase in resting energy expenditure and/or a reduction in hyperphagia from baseline at certain study visits would be designated a responder, whereas all others would be designated non-responders. This 10-week open-label treatment phase was followed by randomized double-blind, placebo-controlled, withdrawal phase.

Responders were randomized in a 1:1 ratio either to continue on active treatment at the dose they were treated with, or to the placebo equivalent of that dose for an additional 4 weeks. Of the 13 subjects who enrolled, 11 completed the open-label phase and all were designated as responders; the remaining two subjects had discontinued prematurely.

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

A Phase III clinical trial is currently being conducted to evaluate the efficacy and safety of DCCR in patients with genetically-confirmed PWS. This study, DESTINY PWS, is a multi-center, randomized, double-blind, placebo-controlled study with enrollment of approximately 105 children and adults with PWS. Subjects who complete the 15-week DESTINY PWS study may enroll in a long-term, safety extension study (C602). On each of March 14, 2019, and October 1, 2019 the Data Safety Monitoring Board (DSMB) recommended the continuation of our Phase III DESTINY PWS trial without any changes. The DSMB is a group of independent experts monitoring the safety of the DESTINY PWS study. The DSMB reviews safety information and can make recommendations to either continue the study without modification, modify the study or terminate the study due to safety concerns. In July 2018, the U.S. Food and Drug Administration designated the development program for investigation of DCCR for the treatment of PWS to be a Fast Track development program. Prior to this, diazoxide choline received orphan designation for the treatment of PWS in the U.S. and in the E.U.

On January 6, 2020, we announced that we had completed our target enrollment for DESTINY PWS and expect to report top-line data in the first half of 2020.  Additionally, based on the interest of the clinical investigators and families, we continue to make DCCR available to patients enrolled in the current program. The Company has, therefore, extended the C602 open-label extension study, allowing interested patients and families to continue in the study for up to two additional years.

Safety of DCCR in the Treatment of PWS

Many of the adverse events in the Phase II study were common medical complications of PWS including ear and respiratory infections, hypersomnia, peripheral edema, skin picking and constipation. The most common adverse events that occurred during the PC025 study, regardless of the relationship to DCCR, included peripheral edema, hyperglycemia, impaired glucose tolerance, upper respiratory tract infections, ear infection, headache, somnolence, constipation, and bruises.

Regulatory Status of DCCR for the Treatment of PWS

Diazoxide choline is being developed in the U.S. under a current IND and is designated as an Orphan Drug for the treatment of PWS.  We announced successful completion of a scientific advice meeting with the FDA on July 5, 2017.  On September 25, 2017, we announced receipt of advice from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) regarding DCCR for the treatment of PWS.  On October 12, 2017, we announced the receipt of a positive opinion from the Committee for Orphan Medicinal Products (COMP) of the EMA recommending Orphan Designation for diazoxide choline for the treatment of PWS.  This designation was granted by the European Commission as EU/3/17/1941.  We announced successful completion and receipt of minutes from an End-of-Phase II meeting with the FDA and confirmed alignment on key aspects of the Phase III study design, including the primary endpoint and duration of the trial on February 20, 2018.  On July 30, 2018, we announced that DCCR was granted “Fast Track” designation for the treatment of PWS. Fast Track designation is intended to provide patients with serious conditions and unmet medical needs access to new drugs earlier by assisting their development and accelerating their review by the FDA. Fast Track designation allows additional meetings with the FDA to discuss our development plan to ensure the appropriate data are collected and encourages frequent written communication with the FDA regarding design of clinical trials and use of biomarkers. If certain criteria are met, DCCR may be eligible for “Accelerated Approval” and “Priority Review” and also “Rolling Review”, which would allow us to submit to the FDA sections of our New Drug Application (NDA) as they are finished instead of waiting for all sections to be completed before submitting the marketing application.

Market opportunity

An estimated 300,000 to 400,000 individuals worldwide have PWS with a birth incidence ranging from 1:15,000 to 1:25,000. The numbers of identified PWS patients is growing at a rate that is higher than the rate of general population because of improved rates of diagnosis. DCCR may be the first effective treatment for hyperphagia in PWS patients to reach the market both in the U.S. and Europe and may therefore be likely to be used in a large proportion of patients.

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

Competition

Currently, the only approved products for PWS are Genotropin® (somatropin), and Omnitrope® (somatropin) which are approved only for growth failure due to PWS. There are no approved products to address PWS-associated hyperphagia and behaviors, or for any other abnormalities associated with the disease. However, to our knowledge, there are a number of therapeutic products at various stages of clinical development for the treatment of PWS, including for hyperphagia, by Levo Therapeutics, Inc., Millendo Therapeutics, Inc., Rhythm Pharmaceuticals, Inc., Saniona AB, Insys Therapeutics, Inc., Inversago, Consynance, and GLWL Research, Inc.

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

Intellectual Property

DCCR Patent Portfolio

Our patent portfolio surrounding DCCR consists of five issued U.S. patents, one allowed U.S. patent and 10 pending U.S. applications. Our issued U.S. patents (no.’s 7,572,789, 7,799,777, 9,381,202, 9,757,384, 9,782,416, 10,058,557, 10,085,998, and 10,456,408) expire in 2026 to 2035. We also have one or more issued patents covering the product in the E.U., Canada, Japan, China, India, Hong Kong and Australia, and numerous patent applications being prosecuted at the national level in all major pharma markets around the world. The issued patents and pending patent applications include protection of:

•	A large family of salts including diazoxide choline, the active ingredient in DCCR and all pharmaceutical formulations of those salts;
•	Specific polymorphs (specific crystalline forms) of salts of diazoxide and all pharmaceutical formulations of those polymorphs;
•	Methods of manufacture of diazoxide choline and specific crystalline forms;
•	Methods to treat various diseases including PWS and other rare diseases with DCCR;
•	Methods to treat obese, overweight and obesity-prone individuals with DCCR;
•	Pharmaceutical formulations of diazoxide;
•	Methods to treat various diseases including a number of aspects of PWS and other rare diseases with diazoxide; and
•	Methods to treat various rare diseases, including PWS, with KATP channel agonists.

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

In addition to obtaining FDA approval for our drug, the manufacturing facilities of the companies who manufacture our drugs for us must also be approved. These facilities are subject to periodic inspections by the FDA. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP or QSR and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Other Corporate Transactions

Joint Venture Agreement and Issuance of Shares by Capnia, Inc.

In December 2017, we entered into a joint venture agreement, or the Joint Venture Agreement, with OptAsia Healthcare Limited, a Hong Kong company, or OAHL, with respect to CoSense with the intent to sell shares of Capnia, Inc., our previously wholly-owned subsidiary into which our CoSense business had been transferred, to OAHL. Under the terms of the Joint Venture Agreement, OAHL agreed to invest up to $2.2 million to purchase shares of our Capnia subsidiary on an incremental quarterly basis commencing in December 2017. OAHL was also responsible for funding a portion of the Capnia operations. For financial reporting purposes, Capnia’s assets, liabities and results of operations had historically been consolidated with ours.

In October 2018, we determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million as dictated by the Joint Venture Agreement between us and OAHL. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the issuance by Capnia, we no longer held a controlling interest in Capnia. The transfer of the 53% ownership stake resulted in the deconsolidation of Capnia from our financial statements and a $1.9 million gain recognized in the fourth quarter of 2018. Our remaining 47% investment in Capnia was then classified as an equity method investment.

In September 2019, we sold our remaining 47% investment in Capnia to Sinon Investments LLC, or Sinon, for a total purchase price of $500,000. Following the transaction, we have no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

2018 PIPE Offering

On December 19, 2018, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.05 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, the Company prepared and filed a registration statement with the SEC to register for resale the 2018 Resale Shares. The registration statement was declared effective in April 2019. This offering is referred to herein as the 2018 PIPE Offering and the warrants issued therein are referred to as the 2018 PIPE Warrants.

2019 Public Offering

On October 25, 2019, we sold 12,841,667 shares of common stock in an underwritten public offering at a price of $1.20 per share for net proceeds of $14.5 million.

Employees

As of December 31, 2019, we had twelve full-time employees and thirteen full-time or part-time consultants providing services to us. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate and Available Information

Our principal corporate offices are located at 203 Redwood Shores Parkway, Suite 500, Redwood City, California 94065 and our telephone number is (650) 213-8444. We were incorporated in Delaware on August 25, 1999. Our internet address is www.soleno.life. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the Securities Exchange and Commission. Our Securities Exchange and Commission reports can be accessed through the Investor Relations section of our internet website. The information found on our internet website is not part of this or any other report we file with or furnish to the Securities Exchange and Commission.

ITEM 1A. RISK FACTORS

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the following risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, we have incurred significant operating losses since inception and continue to generate losses from operations and have an accumulated deficit of $157.8 million. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

At December 31, 2019, our cash balance was $20.7 million. We intend to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including increased expenses related to additional resources being deployed to manage enrollment of patients and other activities related to our current ongoing clinical trial of DCCR. We believe that we can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

We are a developer of therapeutics with a limited commercialization history. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses related to our operations. Investment in product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any planned product will fail to demonstrate adequate accuracy or clinical utility. We have incurred significant operating losses in each year since our inception and expect that we will not be profitable for an indefinite period of time. As of December 31, 2019, we had an accumulated deficit of $157.8 million.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, James Mackaness, our Chief Financial Officer, Neil M. Cowen, our Senior Vice President of Drug Development, Kristen Yen, our Vice President of Clinical Operations, and Patricia Hirano our Vice President of Regulatory Affairs. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our officers all have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We have secured a $1.0 million “key person” life insurance policy on our Chief Executive Officer, Dr. Anish Bhatnagar, but do not otherwise maintain “key person” life insurance on any of our employees.

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

Management turnover creates uncertainties and could harm our business

We have experienced changes in our executive leadership in the past. David O’Toole, our Senior Vice President and Chief Financial Officer, resigned from employment effective September 11, 2017. Mr. Jonathan Wolter, a partner at FLG Partners, LLC, was retained as our interim Chief Financial Officer and on May 30, 2018, was appointed Chief Financial Officer. On November 14, 2019, we amended our agreement with FLG Partners LLC, to replace Mr. Jonathan Wolter with Mr. James Mackaness as Chief Financial Officer, after Mr. Wolter accepted a full-time position at another company and was therefore no longer available to continue his engagement with us. Patricia Hirano was appointed Vice President of Regulatory Affairs on January 1, 2019.

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

As of December 31, 2019, we had twelve employees and thirteen full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We have had limited interactions with foreign regulatory authorities. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries or regions, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file we may not receive necessary approvals to commercialize our products in any market.

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. The current presidential administration and Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 1, 2019, through December 31, 2019, the high and low closing prices of our common stock ranged from $2.99 to $1.35. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

•	the results of DESTINY PWS, our ongoing Phase III trial of DCCR in Prader Willi Syndrome;
•	our ability to successfully commercialize, and realize significant revenues from sales of our products;
•	the success of competitive products or technologies;
•	the results of other clinical studies of our products or those of our competitors;
•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;
•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or planned products;
•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	the other risks described in this “Risk Factors” section.

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

On December 19, 2018, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.05 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we have prepared and filed a registration statement with the SEC to register for resale the 2018 Resale Shares. The registration statement was declared effective in April 2019.

On October 25, 2019, we sold 12,841,667 shares of common stock in an underwritten public offering at a price of $1.20 per share for net proceeds of $14.5 million.

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

Our executive officers, directors and principal stockholders own a majority of our outstanding common stock. Entities associated with Abingworth LLP, Crabtree Ventures, Nantahala Capital Management, LLC, Oracle Investment Management, Jack W. Schuler and our executive officers, directors and affiliated companies, as of December 31, 2019, own approximately 59 percent of our common stock. As a result, the foregoing group of stockholders are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders will control the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

If we are not able to comply with the requirements of Section 404 in a timely manner the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources. Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

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

Under certain circumstances we may be required to settle the value of the Series C, 2017 PIPE Warrants and 2018 PIPE Warrants in cash.

If, at any time while the Series C, 2017 PIPE Warrants and 2018 PIPE Warrants, or the Warrants, are outstanding, we enter into a “Fundamental Transaction” (as defined in the Warrants), which includes, but is not limited to, a purchase offer, tender offer or exchange offer, a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or other scheme of arrangement), then each registered holder of outstanding Warrants as at any time prior to the consummation of the Fundamental Transaction, may elect and require us to purchase the Warrants held by such person immediately prior to the consummation of such Fundamental Transaction by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such registered holder’s Warrants.

We might not be able to maintain the listing of our securities on The NASDAQ Capital Market.

We have listed our common stock on NASDAQ. We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, market capitalization above certain specified levels and minimum bid requirement of $1.00 per common share. We do not expect to become profitable for some time and there is a risk that our shareholders’ equity could fall below the $2.5 million level required by NASDAQ. If we do not regain compliance with the minimum bid requirement or our shareholders’ equity falls below $2.5 million, it will cause us to fail to conform to the NASDAQ listing requirements on an ongoing basis, which in turn could cause our common stock to cease to trade on the NASDAQ exchange, and be required to move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by OTC Markets Group, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the NASDAQ market.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for holders of the warrants to exercise the warrants.

The warrants we have issued and outstanding do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, holders of Series C Warrants may exercise their right to acquire common stock and pay an exercise price of $31.25 per share prior to the expiration of the five-year term on March 4, 2020. Holders of the 2017 PIPE Warrants are entitled to purchase one share of our common stock at an exercise price equal to $2.00 per share prior to at the earlier of (i) December 15, 2020 or (ii) 30 days following positive Phase III results for DCCR tablet in Prader-Willi syndrome. Holders of the 2018 PIPE Warrants are entitled to purchase one share of our common stock at an exercise price equal to $2.00 per share prior to the expiration of the five-year term on December 21, 2023.

Following the amendment of the Series D Common Stock Purchase Warrants, the holders may exercise their right to acquire common stock and pay an amended exercise price of $8.75 per share prior to the expiration of the five-year term on October 15, 2020. In certain circumstances, the Series C Warrants and Series D Warrants may be exercisable on a cashless basis. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities

Our principal facilities consist of office space in Redwood City, California. We currently occupy 6,368 square feet of office space under a non-cancelable operating lease that terminates in May 2021.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on NASDAQ under the symbol “SLNO”. Our Series C Warrants, Series D Warrants, 2017 PIPE Warrants and 2018 PIPE Warrants are not traded on a national securities exchange.

As of February 28, 2020, there were 56 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

•

On December 19, 2018, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million and net proceeds of $16.3 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.05 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we prepared and filed a registration statement with the SEC to register for resale the 2018 Resale Shares. The registration statement was declared effective in April 2019.

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

ITEM 6. SELECTED FINANCIAL INFORMATION

Pursuant to Item 301(c) of Regulation S-K as a smaller reporting company, we are not required to provide the information required by this item.

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

Business Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases.  Our lead candidate, Diazoxide Choline Controlled Release tablits, or DCCR, a once-daily oral tablet for the treatment of Prader-Willi Syndrome, or PWC, is currently being evaluated in a Phase III clinical development program.

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

On March 7, 2017, we completed a merger, or the Merger, with Essentialis. Essentialis’s efforts prior to the Merger were focused primarily on developing and testing product candidates that target the ATP-sensitive potassium channel, a metabolically-regulated membrane protein whose modulation has the potential to impact a wide range of rare metabolic, cardiovascular, and CNS diseases. Essentialis had tested DCCR as a treatment for PWS, a complex metabolic/neurobehavioral disorder. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U.

Subsequent to the Merger with Essentialis described above, we determined to divest, sell or otherwise dispose of its business efforts focused on the development and commercialization of its Serenz and CoSense technologies. Accordingly, and pursuant to ASC 205-20-45-10, the assets and liabilities related to the discontinued activities of CoSense and Serenz were presented separately in the balance sheet as held for sale items, and the related operations reported herein for the CoSense and Serenz activities are reported as discontinued operations in the statements of operations.

On December 4, 2017, we and our then wholly-owned subsidiary Capnia, entered into a joint venture with OptAsia Healthcare Limited, or OAHL, with the purpose of developing and commercializing CoSense with the intent to transfer ownership of Capnia to OAHL. During October 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares, after which we no longer held a controlling interest in Capnia. Accordingly, we deconsolidated Capnia’s financial statements from ours and our remaining minority interest in Capnia was reported as a Minority interest investment in our consolidated balance sheet. During September 2019, the Company sold its remaining 47% investment in Capnia to Sinon Investments LLC, or Sinon. Following the transaction, the Company has no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

On July 30, 2018, the FDA has granted Fast Track designation to DCCR for the treatment of PWS. We are currently conducting a Phase III clinical trial of DCCR for the treatment of PWS.

As of December 31, 2019, we had an accumulated deficit of $157.8 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Recent Financings

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

2018 PIPE Offering

On December 19, 2018, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.05 shares of our common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. We also granted certain registration rights to these stockholders, pursuant to which, among other things, we prepared and filed a registration statement with the SEC to register for resale the 2018 Resale Shares. The registration statement was declared effective in April 2019.

2019 Public Offering

On October 25, 2019, we sold 12,841,667 shares of common stock in an underwritten public offering at a price of $1.20 per share for net proceeds of $14.5 million.

Financial overview

Summary

We have not generated net income from operations to date, and at December 31, 2019 we had an accumulated deficit of $157.8 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutics products for the treatment of rare diseases.

Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Revenue recognition

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products and the revenue resulting from commercialization and sale of the CoSense and Serenz products is reported in discontinued operations.

Research and development expenses

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits, professional consultant fees, prototype expenses, certain facility costs and other costs associated with clinical trials, net of reimbursed amounts. Costs to acquire technologies to be used in research and development that have not reached technological feasibility, and have no alternative future use, are expensed to research and development costs when incurred. Research and development expenses resulting from the development of novel therapeutic products are reported in continuing operations, and research and development expenses resulting from the development of the CoSense and Serenz products are reported in discontinued operations.

Sales and marketing expenses

Sales and marketing expenses consist principally of salaries and benefits, professional consulting fees, and other expenses associated with commercial activities. We anticipate these expenses will increase significantly in future periods, reflecting the increased level of sales and marketing activity necessary for the commercial launch of a successful future therapeutic drug candidate. We have to date incurred no sales and marketing expenses related to the sale and commercialization of novel therapeutic products, and the sales and marketing expenses related to the CoSense and Serenz products are reported in discontinued operations.

General and administrative expenses

General and administrative expenses consist principally of salaries and benefits, professional fees for legal, consulting, audit and tax services, insurance, rent, and other general operating expenses not otherwise included in research and development. We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure, other administrative expenses and increased professional fees associated with being a public reporting company. General and administrative expenses incurred in operating all components of our business are classified as continuing operations and are not allocated to specific research and development or sales and marketing activities that have been discontinued. General and administrative expenses, such as rent, that are incurred specifically to directly support research and development and sales and marketing activities for the CoSense and Serenz products are reported in discontinued operations.

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in the fair value of the additional consideration that we expect to pay Essentialis stockholders based on our assessment of the expected likelihood of achieving commercial sales milestones of $100.0 million and $200.0 million in future years.

Other income (expense)

Other income (expense) is primarily comprised of the gain recognized from the transfer of the majority ownership and resulting deconsolidation of Capnia, the loss from recording our minority interest investment in Capnia after the deconsolidation, and changes in the fair value of the 2017 and 2018 PIPE common stock warrant liabilities.

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

We classified the Warrants as liabilities at their fair value and re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the statements of operations.  The Series A warrants expired in November 2019.

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

Stock-based compensation expense

Stock-based compensation costs related to stock options and restricted stock units granted to employees, nonemployees and directors are measured at the date of grant based on the estimated fair value of the award. For restricted stock units this fair value is based on our common stock price on the grant date. We estimate the grant date fair value of stock options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock options generally vest over four years.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•	Expected volatility: We calculate the estimated volatility rate based on the volatility of our common stock together with comparable companies in our industry.
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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We account for the warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. We classify common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. We assess classification of freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required. We determined that certain freestanding derivatives, which principally consist of Series A, Series C, the 2017 PIPE Warrants and 2018 PIPE Warrants, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within our sole control or variable settlement provision that cause them to not be indexed to our stock. Our Series A Warrants expired during November 2019.

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

Results of Continuing Operations

Comparison of the Years Ended December 31, 2019 and 2018 from continuing operations

	Year Ended December 31,		Increase (decrease)
	2019	2018	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$16,267	$7,178	$9,089	127%
General and administrative	6,930	6,556	374	6%
Change in fair value of contingent consideration	289	567	(278)	49%
Total operating expenses	23,486	14,301	9,185	64%
Operating loss	(23,486)	(14,301)	(9,185)	64%
Other (expense) income
Change in fair value of warrants liabilities	(6,964)	522	(7,486)	1434%
Gain on deconsolidation of former subsidiary	—	1,994	(1,994)	100%
Loss from minority interest investment	(478)	(160)	(318)	199%
Interest and other income	154	104	50	48%
Total other (expense) income	(7,288)	2,460	(9,748)	396%
Loss from continuing operations	(30,774)	(11,841)	(18,933)	160%
Loss from discontinued operations	—	(1,494)	1,494	100%
Net loss	$(30,774)	$(13,335)	$(17,439)	131%

Revenue

We have not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through December 31, 2019, have generated no revenue in continuing operations.

Research and development expense

Research and development expense of $16.3 million for the year ended December 31, 2019 increased by $9.1 million over 2018 resulting primarily from the initiation of the Phase III clinical trial in May 2018. As of December 31, 2019, we have 29 clinical trial sites initiated compared to 13 as of December 31, 2018. As a result, we have incurred increased clinical site costs, consulting costs, lab costs, and manufacturing costs for DCCR production. The company announced the completion of target enrollment in DESTINY PWS, the ongoing Phase III trial of DCCR in Prader Willi Syndrome in January 2020.

General and administrative expense

General and administrative expense of $6.9 million during 2019 increased by approximately $374,000 from 2018. The slight increase was due to a general increase in the level of operations during the year and primarily consisted of an increase in personnel related costs.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Essentialis merger agreement. The fair value of the liability for the contingent consideration payable by us achieving the commercial sales milestones of $100 million and $200 million was estimated to be $5.9 million as of December 31, 2019, an approximate $289,000 increase from the estimate as of December 31, 2018. During 2018 the estimate increased approximately $567,000 from the liability of $5.1 million estimated at December 31, 2017.

Other (expense) income

Other expense of approximately $7.3 million in 2019 increased $9.7 million from other income of $2.5 million during 2018. The increase in other (expense) income was primarily due to a net increase in the fair value of warrant liabilities during 2019 compared to a net decrease in 2018, resulting in a net increase of $7.5 million recognized in other (expense) income. In addition there was a $2.0 million gain recognized during 2018 on the deconsolidation of Capnia upon the issuance of majority shares to OAHL, and an approximately $318,000 higher loss from our minority interest investment in Capnia during 2019 compared to 2018. The loss recorded on our minority interest investment in Capnia during 2019 includes approximately $511,000 for our share of Capnia’s net losses during the period, partially offset by a gain of approximately $33,000 recognized upon the sale of the investment. These increases were partially offset by an increase in interest and other income of $50,000.

Results of Discontinued Operations

Discontinued operations during 2018 consist of our activities previously dedicated to the development and commercialization of innovative diagnostics, devices and therapeutics addressing unmet medical needs, which consisted of: precision metering of gas flow technology marketed as Serenz® Allergy Relief, or Serenz; CoSense® End-Tidal Carbon Monoxide (ETCO) Monitor, or CoSense, which measures ETCO and aids in the detection of excessive hemolysis, a condition in which red blood cells degrade rapidly; and products that included temperature probes, scales, surgical tables and patient surfaces. In March 2017, we determined to divest, sell or otherwise dispose of the CoSense, Neo Force, Inc., and Serenz businesses in order to focus on the development and commercialization of novel therapeutics for the treatment of rare diseases. The discontinued operations for the development and commercialization of innovative diagnostic devices and therapeutics are summarized below.

Year Ended December 31, 2018

Product revenue	$62
Cost of product revenue	32
Gross profit	30
Expenses:
Research and development	1,106
Sales and marketing	25
General and administrative	393
Total expenses	1,524
Operating loss	(1,494)
Net loss from discontinued operations	$(1,494)

All discontinued operations activity during 2018 related to Capnia and its CoSense products. During October 2018, Capnia issued 53% of its outstanding shares of common stock to OAHL, leaving us with a noncontrolling interest. Accordingly, we deconsolidated Capnia’s financial statements from ours and our remaining minority interest in Capnia was reported as a minority interest investment in our condensed consolidated balance sheet. During September 2019, the Company sold its remaining 47% investment in Capnia to Sinon. As Capnia is no longer a consolidated entity of ours, there is no corresponding discontinued operations activity during 2019.

Liquidity and Capital Resources

We had a net loss of $30.8 million during 2019 and an accumulated deficit of $157.8 million at December 31, 2019 from having incurred losses since our inception. We had $16.2 million of working capital at December 31, 2019 and used $17.4 million of cash in operating activities during 2019. We have financed our operations principally through issuances of equity securities. On October 25, 2019, we sold 12,841,667 shares of common stock in an underwritten public offering at a price of $1.20 per share for net proceeds of $14.5 million.

We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the access to such capital resources is uncertain and is not assured. If we are unable to secure additional capital, we may be required to curtail our clinical trials and development of new products and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to complete clinical trials and commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern within one year from the date of filing this annual report.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in continuing operating activities	$(17,375)	$(10,322)
Net cash used in discontinued operating activities	—	(1,361)
Net cash used in operating activities	(17,375)	(11,683)
Net cash provided by (used) in continuing investing activities	528	(8)
Net cash used in discontinued investing activities	—	(172)
Net cash provided by (used in) investing activities	528	(180)
Net cash provided by continuing financing activities	14,481	16,302
Net cash provided by discontinued financing activities	—	1,525
Net cash provided by financing activities	14,481	17,827
Net increase (decrease) in cash and cash equivalents
Continuing operations	(2,366)	5,972
Discontinued operations	—	(8)
Net increase in cash and cash equivalents	$(2,366)	$5,964

Continuing Operations

Cash used in operating activities

During 2019 operating activities used net cash of $17.4 million, which was primarily due to the loss from continuing operations of $30.8 million, adjusted for non-cash expense of $2.0 million for depreciation and amortization, $7.3 million for the change in fair value of common stock warrants and contingent consideration, approximately $825,000 of expense paid with common stock or equity awards, approximately $386,000 for non-cash lease expense, and an approximate $478,000 operating loss on minority interest investment. Additionally, the usage of cash during 2019 was reduced by $2.5 million due to changes in operating assets and liabilities.

During 2018 operating activities used net cash of $10.3 million, which was primarily due to the loss from continuing operations of $11.8 million, adjusted for non-cash expenses of $2.0 million for depreciation and amortization, $1.3 million of expenses paid with common stock or equity awards, approximately $160,000 operating loss on minority interest investment and approximately $45,000 for the net change in fair value of common stock warrants and contingent consideration, all of which were partially offset by the non-cash gain of $2.0 million recognized on the deconsolidation of Capnia upon the issuance of majority shares to OAHL.

Cash used in investing activities

During 2019 investing activities related to continuing operations provided cash of approximately $528,000,  primarily a result of the $500,000 that we received for the sale of our 47% investment in Capnia to Sinon in September 2019 and a security deposit of approximately $108,000 received at the expiration of our facility operating leases that expired in August 2019. This cash inflow was partially offset by cash that was used for a deposit of approximately $59,000 related to the new lease that we entered into in July 2019 for 6,368 square feet of new space in Redwood City, California. There was minimal cash used during 2019 and 2018 for the costs of acquiring property and equipment.

Cash provided by financing activities

During 2019, we obtained $14.5 million of cash from the sale of common stock in a public offering, net of underwriting discounts and other offering expenses. During 2018, we obtained $16.3 million of cash from the issuance of common stock and warrants in the 2018 PIPE offering, net of issuance related costs.

As of December 31, 2019, we had cash and cash equivalents of $20.7 million.

We believe that we do not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital to pursue our therapeutic product development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this report.

Discontinued Operations

Cash used in operating activities

There were no discontinued operations during 2019. During 2018, we used net cash of $1.4 million for discontinued operating activities. This usage was primarily a result of the $1.5 million net loss for discontinued operations, partially offset by the change in working capital balances during the year and non-cash depreciation expense.

Cash used in investing activities

There were no investing activities related to discontinued operations during 2019. During 2018, we used approximately $172,000 of cash for discontinued investing activities, representing the net cash reduction for the deconsolidation of Capnia, Inc. upon the transfer of the majority share ownership in October 2018.

Cash provided by financing activities

There were no financing activities related to discontinued operations during 2019. Net cash provided by financing activities related to discontinued operations was $1.5 million during 2018, representing the cash received from our joint venture partner.

Contractual Obligations and Commitments

As of December 31, 2019, we had lease obligations totaling approximately $506,000, consisting of an operating lease for office space in Redwood City, California, and a finance lease for office furniture.

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands).

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Lease obligations	$355	$151	$—	$—	$506
Total	$355	$151	$—	$—	$506

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Guidance Update

Recently Issued Accounting Guidance

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date (see Note 3).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $20.7 million at December 31, 2019. This balance was invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Soleno Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Soleno Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soleno Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Francisco, CA

March 4, 2020

Soleno Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$20,733	$23,099
Prepaid expenses and other current assets	411	529
Due from related party	—	64
Minority interest investment in former subsidiary	—	978
Total current assets	21,144	24,670
Long-term assets
Property and equipment, net	22	12
Operating lease right-of-use assets	398	—
Finance lease right-of-use assets	24	—
Intangible assets, net	16,525	18,469
Other long-term assets	59	—
Total assets	$38,172	$43,151
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,995	$934
Accrued compensation	283	274
Accrued clinical trial site costs	1,999	320
Operating lease liabilities	305	—
Other current liabilities	382	349
Total current liabilities	4,964	1,877
Long-term liabilities
Series A warrant liability	—	49
2017 PIPE Warrant liability	10,822	4,563
2018 PIPE Warrant liability	1,354	600
Contingent liability for Essentialis purchase price	5,938	5,649
Other long-term liabilities	147	—
Total liabilities	23,225	12,738
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 13,780 shares designated at December 31, 2019 and December 31, 2018; zero shares issued and outstanding at December 31, 2019 and at December 31, 2018. Liquidation value of zero.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,658,054 and 31,755,169 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	45	32
Additional paid-in-capital	172,708	157,413
Accumulated deficit	(157,806)	(127,032)
Total stockholders’ equity	14,947	30,413
Total liabilities and stockholders’ equity	$38,172	$43,151

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands except share and per share data)

	For the Years Ended December 31,
	2019	2018
Operating expenses
Research and development	$16,267	$7,178
General and administrative	6,930	6,556
Change in fair value of contingent consideration	289	567
Total operating expenses	23,486	14,301
Operating loss	(23,486)	(14,301)
Other (expense) income
Change in fair value of warrants liabilities	(6,964)	522
Gain on deconsolidation of former subsidiary	—	1,994
Loss from minority interest investment	(478)	(160)
Interest and other income	154	104
Total other (expense) income	(7,288)	2,460
Loss from continuing operations	(30,774)	(11,841)
Loss from discontinued operations	—	(1,494)
Net loss	$(30,774)	$(13,335)
Loss per common share from continuing operations, basic and diluted	$(0.90)	$(0.56)
Loss per common share from discontinued operations, basic and diluted	—	(0.07)
Net loss per common share, basic and diluted	$(0.90)	$(0.64)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	34,142,478	20,975,479

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2018	4,571	$—	19,238,972	$19	$140,495	$(113,697)	$26,817
Stock-based compensation					829		829
Issuance of common stock on conversion of series B convertible preferred shares	(4,571)	(—)	914,200	1	(1)		—
Issuance of restricted stock units under equity incentive plans			245,588	—	434		434
Issuance of common stock held back on acquisition of Essentialis			1,084,034	1	(1)		—
Sale of shares to investors in the 2018 PIPE, net of costs of $250			10,272,375	11	16,239		16,250
Fair value at transaction date of warrants to purchase common stock under the 2018 PIPE					(582)		(582)
Net loss						(13,335)	(13,335)
Balances at December 31, 2018	—	—	31,755,169	32	157,413	(127,032)	30,413
Stock-based compensation					693		693
Issuance of restricted stock units under equity incentive plans			61,218	—	132		132
Sale of common stock in public offering, net of costs of $927			12,841,667	13	14,470		14,483
Net loss						(30,774)	(30,774)
Balances at December 31, 2019	—	$—	44,658,054	$45	$172,708	$(157,806)	$14,947

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(30,774)	$(13,335)
Loss from discontinued operations	—	(1,494)
Loss from continuing operations	(30,774)	(11,841)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,958	1,963
Noncash lease expense	386	—
Stock-based compensation expense	825	1,263
Change in fair value of stock warrants	6,964	(522)
Change in fair value of contingent consideration	289	567
Gain on deconsolidation of former subsidiary	—	(1,994)
Operating loss of minority interest investment	478	160
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	10	(60)
Due from related party	64	(64)
Accounts payable	1,061	249
Accrued compensation	9	(103)
Accrued clinical trial site costs	1,679	321
Operating lease liabilities	(360)	—
Other liabilities	36	(261)
Net cash used in continuing operating activities	(17,375)	(10,322)
Net cash used in discontinued operating activities	—	(1,361)
Net cash used in operating activities	(17,375)	(11,683)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(8)
Security deposit on sublease	(59)	—
Security deposit received from expired lease	108	—
Proceeds from sale of minority interest investment in former subsidiary	500	—
Net cash provided by (used in) continuing investing activities	528	(8)
Net cash used in discontinued investing activities	—	(172)
Net cash provided by (used in) investing activities	528	(180)
Cash flows from financing activities:
Proceeds from sale of common stock and common stock warrants, net of costs	14,483	16,302
Principal paid on finance lease liabilities	(2)	—
Net cash provided by continuing financing activities	14,481	16,302
Net cash provided by discontinued financing activities	—	1,525
Net cash provided by financing activities	14,481	17,827
Net increase (decrease) in cash and cash equivalents from continuing operations	(2,366)	5,972
Net decrease in cash and cash equivalents from discontinued operations	—	(8)
Net increase (decrease) in cash and cash equivalents	(2,366)	5,964
Cash and cash equivalents, beginning of period	23,099	17,135
Cash and cash equivalents, end of period	$20,733	$23,099
Supplemental disclosures of non-cash investing and financing information
Accrued liability for cost of issuing common stock	$—	$52
Warrants issued in connection with sale of common stock	$—	$582

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

December 31, 2019

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

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $30.8 million during 2019 and has an accumulated deficit of $157.8 million at December 31, 2019 resulting from having incurred losses since its inception. The Company had $20.7 million of cash on hand at December 31, 2019 and used $17.4 million of cash in its operating activities during 2019. The Company has financed its operations principally through issuances of equity securities.

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

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital to complete its clinical trials, pursue product development initiatives and penetrate markets for the sale of its products. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the Company’s access to such capital resources is uncertain and is not assured. If the Company is unable to secure additional capital, it may be required to curtail its clinical trials and development of new products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to complete its clinical trials and commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should it be unable to continue as a going concern.

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

Certain amounts from prior periods have been reclassified to conform to the current period presentation, including certain current liabilities within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, certain immaterial amounts within the Consolidated Statements of Operations, and the presentation of restricted stock units and the related expense within the Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at one U.S. commercial bank. Cash and cash equivalents deposited with this commercial bank exceeded the Federal Deposit Insurance Corporation insurable limit at December 31, 2019 and 2018. The Company expects the maintenance of balances in excess of insurable limits will continue.

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

Patent

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

The Company’s equity method investment in Capnia, Inc. is classified as Minority interest investment in former subsidiary in the consolidated balance sheet as of December 31, 2018 and was initially measured at fair value. (See Note 9.) The Company sold its equity method investment in Capnia in September 2019.

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

Further, the Company evaluated its Series B Convertible Preferred Stock and determined that it is considered an equity host under ASC 815, Derivatives and Hedging. In making this determination, the Company’s analysis followed the whole instrument approach which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company’s analysis was based on a consideration of the economic characteristics and risks of its Series B Convertible Preferred Stock. More specifically, the Company evaluated all of the stated and implied substantive terms and features, including (i) whether the preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of preferred stock were entitled to dividends, (iv) the voting rights of the preferred stock and (v) the existence and nature of any conversion rights. As a result of the Company’s conclusion that the preferred stock represents an equity host, the conversion feature of its Series B Convertible Preferred Stock is considered to be clearly and closely related to the associated preferred stock host instrument. Accordingly, the conversion feature in the preferred stock is not considered an embedded derivative that requires bifurcation.

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

Stock-Based Compensation

Stock-based compensation costs related to stock options and restricted stock units granted to employees, nonemployees and directors are measured at the date of grant based on the estimated fair value of the award. For restricted stock units this fair value is based on the Company’s common stock price on the grant date. The Company estimates the grant date fair value of stock options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock options generally vest over four years.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•	Expected volatility: The Company calculates the estimated volatility rate based the volatility of its common stock together with comparable companies in its industry.
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

Recent Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 842, Leases. ASC 842 replaces the existing guidance in ASC 840, Leases, and requires lessees to capitalize most lease obligations as right-of-use assets with a corresponding liability on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for all public business entities and certain not-for-profit entities in fiscal years beginning after December 15, 2018, and for all other entities in fiscal years beginning after December 15, 2020. Early adoption is permitted. As the Company was an emerging growth company until December 31, 2019 and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, it adopted the standard as of January 1, 2019 on December 31, 2019. The Company adopted ASC 842 using the optional modified retrospective method and will not restate comparative periods.  The Company has elected to apply the “practical expedient package”, which permits it to not reassess previous conclusions around lease identification, lease classification, and initial direct costs. Further, the Company will make an accounting policy election to exclude leases with terms of twelve months or less from the recognition requirements. The Company did not elect the use of the hindsight practical expedient. As a result of the adoption of the standard on January 1, 2019, the Company recognized lease liabilities based on the present value of the total fixed payments for its leases in the amount of approximately $322,000 and ROU assets of approximately $301,000 on its balance sheet.  The adoption of the new standard did not have a material impact on the Company’s Statement of Operations or Cash Flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards is fixed at the grant date, which may lower the cost and reduce volatility in the income statement. This ASU was early adopted by the Company at the beginning of 2019.  Its adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must now be provided in a note or separate statement. The Company has applied this new guidance beginning in the first quarter of 2019.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for the Company beginning in 2020. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements disclosures.

In December 2019, the FASB issued ASU 2019-12: “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has not yet assessed the potential impact of adopting ASU 2019-12 on its consolidated financial statements.

Note 4. Fair Value of Financial Instruments

The carrying value of the Company’s cash, cash equivalents and accounts payable, approximate fair value due to the short-term nature of these items.

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

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
2017 PIPE warrant liability	$10,822	$—	$—	$10,822
2018 PIPE warrant liability	1,354	—	—	1,354
Essentialis purchase price contingency liability	5,938	—	—	5,938
Total common stock warrant and contingent consideration liability	$18,114	$-	$—	$18,114

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities
Series A warrant liability	$49	$49	$—	$—
2017 PIPE warrant liability	4,563	—	—	4,563
2018 PIPE warrant liability	600	—	—	600
Essentialis purchase price contingency liability	5,649	—	—	5,649
Total common stock warrant and contingent consideration liability	$10,861	$49	$-	$10,812

The Series A Warrant is a registered security that trades on the open market and the fair value of the Series A Warrant liability is based on the publicly quoted trading price of the warrants which is listed on and obtained from NASDAQ. Accordingly, the fair value of Series A Warrants is a Level 1 measurement. The fair value measurement of the Series C Warrants is based on significant inputs that are unobservable and thus represent Level 3 measurements. The Company’s estimated fair value of the Series C Warrant liability is calculated using the Black-Scholes valuation model, which is equivalent to fair value computed using the Binomial Lattice Option Model. Key assumptions include the volatility of the Company’s stock, the expected warrant term, expected dividend yield and risk-free interest rates. The Company’s estimated fair value of the 2017 PIPE Warrants and the 2018 PIPE Warrants was calculated using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones. The Level 3 estimates are based, in part, on subjective assumptions.

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

	Series A Warrants		Series C Warrants		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2019	485,121	$49	118,083	$—	6,024,425	$4,563	513,617	$600	$5,649
Expiration of Series A Warrants	(485,121)	(49)	—	—	—	—	—	—	—
Change in value of Series C Warrants	—		—	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	—	—	6,259	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	—	—	754	—
Change in value of contingent liability	—	—	—	—	—	—	—	—	289
Balance at December 31, 2019	—	$—	118,083	$—	6,024,425	$10,822	513,617	$1,354	$5,938

Note 5. Other Financial Statement Details

Property and Equipment, Net

Property and equipment are summarized in the following table (in thousands).

	December 31, 2019	December 31, 2018
Computer hardware	$52	$67
Computer software	—	2
Furniture and fixtures	1	23
Leasehold improvements	—	13
	53	105
Less accumulated depreciation and amortization	(31)	(93)
Total	$22	$12

Depreciation expense was approximately $11,000 and $19,000 for the years ended December 31, 2019 and December 31, 2018, respectively.

Intangible Assets, Net

Intangible assets consist of the following (in thousands).

	December 31, 2019			December 31, 2018
	Amount	Accumulated Amortization	Net Amount	Amount	Accumulated Amortization	Net Amount
Patents and merger costs	$22,003	$(5,478)	$16,525	$22,003	$(3,534)	$18,469
Total	$22,003	$(5,478)	$16,525	$22,003	$(3,534)	$18,469

Future amortization expense for intangible assets over their remaining useful lives is as follows (in thousands).

Year ending December 31	Patents and trademarks
2020	$1,944
2021	1,944
2022	1,944
2023	1,944
2024	1,944
2025 and thereafter	6,805
Total	$16,525

Amortization expense was $1.9 million for the year ended December 31, 2019 and 2018.

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

The Company classified the Warrants as long-term liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s consolidated statements of operations.

Series A Warrants

The Company issued 489,921 Series A Warrants to purchase shares of its common stock at an exercise price of $32.50 per share in connection with the unit offering offered in the Company’s initial public offering, or the IPO, in November 2014. The Series A Warrants were exercisable prior to the expiration of the five-year term on November 12, 2019.

Upon the completion of the IPO, the Series A Warrants started trading on the NASDAQ under the symbol SLNOW. As the Series A Warrants are publicly traded, the Company used the closing price on the measurement date to determine the fair value of the Series A Warrants. The Series AWarrants contain a fundamental transactions provision that permitted their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the Warrants were considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which approximates the binomial lattice model.

Since their issuance, a total of 4,800 Series A Warrants have been exercised. On November 12, 2019, the remaining Series A Warrants expired. The decrease in fair value of approximately $49,000 from December 31, 2018 was recorded as other income (expense) in the consolidated statements of operations.

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

The Series C Warrants are exercisable into 118,083 shares of the Company’s common stock. As of December 31, 2019, the fair value of the Series C Warrants was determined to be zero, consistent with the value as of December 31, 2018.

The Company has calculated the fair value of the Series C Warrants using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs.

	December 31, 2019	December 31, 2018
Volatility	90%	90%
Contractual term (years)	0.17	1.17
Expected dividend yield	—%	—%
Risk-free rate	1.52%	2.60%

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants were issued on December 15, 2017 in the 2017 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2017 PIPE Offering, and entitle the holders to purchase 6,024,425 shares of the Company’s common stock at an exercise price equal to $2.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2017 PIPE Warrants and terminating at the earlier of December 15, 2020 or 30 days following positive Phase III results for the DCCR tablet in PWS.

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

As of December 31, 2019, the fair value of the 2017 PIPE Warrants was estimated at $10.8 million. The increase in the fair value of the liability for the 2017 PIPE Warrants of $6.3 million during the year ended December 31, 2019 was recorded as other expense in the consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	December 31, 2019	December 31, 2018
Volatility	99%	75%
Contractual term (years)	1.0	2.0
Expected dividend yield	—%	—%
Risk-free rate	1.60%	2.51%

Warrants Issued as Part of the Units in the 2018 PIPE Offering

The 2018 PIPE Warrants were issued on December 19, 2018 in the 2018 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2018 PIPE Offering, and entitle the holders to purchase 513,617 shares of the Company’s common stock at an exercise price equal to $2.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2018 PIPE Warrants and terminating on December 21, 2023.

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

As of December 31, 2019, the fair value of the 2018 PIPE Warrants was estimated at $1.4 million. The approximate $754,000 increase in the fair value of the liability for the 2018 PIPE Warrants during the year ended December 31, 2019 was recorded as other expense in the consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility.

The following summarizes certain key assumptions used in estimating the fair values.

	December 31, 2019	December 31, 2018
Volatility	99%	75%
Contractual term (years)	4.0	5.0
Expected dividend yield	—%	—%
Risk-free rate	1.56%	2.51%

The Monte Carlo simulation of a geometric Brownian motion model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates.

•	Volatility: The Company calculates the estimated volatility rate based on the volatilities of common stock of comparable companies in its industry together with the volatility of its own stock.
•	Contractual term: The expected life of the warrants, which is based on the contractual term of the warrants.
•

Expected dividend yield: The Company has never declared or paid any cash dividends and does not currently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

•	Risk-free rate: The risk-free interest rate is based on the U.S. Treasury rate for similar periods as those of expected volatility.

Note 7. Leases

Leases

The Company adopted ASC 842: Leases, as of January 1, 2019, using the modified retrospective method as described in Note 3, without adjusting prior comparative periods.

The Company determines whether an arrangement is a lease at inception. Specifically, it considers whether it controls the underlying asset and has the right to obtain substantially all the economic benefits or outputs from the asset. If the contractual arrangement contains a lease, the Company then determines the classification of the lease, operating or finance, using the classification criteria described in ASC 842. The Company has elected not to separate lease components from non-lease components, such as common area maintenance charges, and instead accounts for the lease and non-lease components as a single component.

The Company’s previous operating lease for its headquarters facility office space in Redwood City, California, terminated in August 2019, along with the related subleases. One of the subleases was with Capnia, of which the Company was a joint owner until September 2019. See note 9 for further information. Sublease income received from Capnia during the year ended December 31, 2019 was approximately $65,000.

In July 2019, the Company executed a non-cancellable lease agreement for 6,368 square feet of new space in Redwood City, California, which began in September 2019 and expires in May 2021. The lease also provides the Company with the right to use office furniture in the space and allows the purchase of this furniture at the end of the lease term for $1. The lease agreement requires monthly lease payments of approximately $29,000 beginning in November of 2019, with an increase to approximately $30,000 per month in September of 2020. The Company has accounted for the new lease as an operating lease for the office space and a finance lease for the office furniture, based on their relative standalone prices.

As of December 31, 2019, the Company’s operating lease right-of-use assets and finance lease right-of-use assets were approximately $398,000 and $24,000, respectively. The Company’s current operating lease liabilities were approximately $305,000 as of December 31, 2019. Each of these amounts appears as a separate line within the Company’s consolidated balance sheet. The Company’s current finance lease liabilities were approximately $17,000 as of December 31, 2019 and are included in other current liabilities on the consolidated balance sheet.  As of December 31, 2019 the Company’s long-term operating lease liabilities were approximately $139,000 and the long-

term finance lease liabilities were approximately $8,000, both of which are included in other long-term liabilities on the consolidated balance sheet.

The components of lease expense during the year ended December 31, 2019 were as follows (in thousands):

Operating lease cost:
Operating lease cost	$418
Sublease income	(173)
Total operating lease cost	$245

Finance lease cost:
Amortization of right-of-use assets	$3
Interest on lease liabilities	1
Total finance lease cost	$4

For the year ended December 31, 2018, rent expense was approximately $323,000, net of sublease income of approximately $277,000.

Supplemental cash flow information related to leases was as follows for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$219
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$2

Right-of use assets obtained in exchange for lease obligations (noncash):
Operating leases	$484
Finance leases	$27

The following is a schedule by year of future maturities of the Company’s lease liabilities as of December 31, 2019 (in thousands):

	Operating Leases	Finances Lease
2020	$336	$19
2021	143	8
Total lease payments	479	27
Less interest	(34)	(2)
Total	$445	$25

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2019 were 1.4 years and 10%, respectively, for both the operating leases and finance leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Note 8. Commitments and Contingencies

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

Note 9. CoSense Joint Venture Agreement and Discontinued Operations

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

During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the share issuance the Company no longer held a controlling interest in Capnia and resulted in the deconsolidation of Capnia’s financial statements from those of the Company and a $2.0 million gain was recognized in the fourth quarter of 2018 as a result of the deconsolidation. Of this amount, $1.2 million related to the remeasurement of the Company's retained interest in the joint venture to fair value which was measured based on the negotiated price of $1.00 per share for Soleno’s remaining ownership of 1,480,000 shares less a 23% discount for lack of control over Capnia. The total gain was included in other income from continuing operations on the Company's consolidated statements of operations. The remaining 47% investment in Capnia was classified as an equity method investment and presented as a Minority interest investment in former subsidiary in the consolidated balance sheet.  During September 2019, the Company sold its remaining 47% investment in Capnia to Sinon for a total purchase price of $500,000. As of the sale date, the Company had a minority interest investment in former subsidiary balance of approximately $467,000, after recording approximately $511,000 for its share of Capnia’s losses during 2019 up until the date of sale, which is included in the line titled “Loss from minority interest investment” in the Company’s consolidated statements of operations. A gain of approximately $33,000 was recognized upon the sale and is presented, together with the Company’s share of Capnia’s net losses during the period, in the consolidated statements of operations in the line titled “Loss from minority interest investment”. Following the transaction, the Company has no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

There were no assets or liabilities held for sale as of December 31, 2019, or December 31, 2018, after the deconsolidation of Capnia in October 2018, and no discontinued operations during the year ended December 31, 2019. The components of the Statements of Operations presented as Discontinued Operations during the year ended December 31, 2018 follow (in thousands).

Product revenue	$62
Cost of product revenue	32
Gross profit	30
Expenses
Research and development	1,106
Sales and marketing	25
General and administrative	393
Total expenses	1,524
Operating loss	(1,494)
Net loss from discontinued operations	$(1,494)

Stock-based compensation expense of approximately $76,000 and was classified in discontinued operations for the years ended December 31, 2018. There were no discontinued operations during the year ended December 31, 2019.

Note 10. Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock.

The Company had issued a total of 13,780 shares of Series B Convertible Preferred Stock pursuant to the Securities Purchase Agreement entered into on June 29, 2016 with Sabby Management, LLC. As of December 31, 2019, there were no shares of Series B Convertible Preferred Stock outstanding as all such previously issued shares had been converted to common shares.

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

On December 19, 2018, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company sold and issued 10,272,375 units at a price per unit of $1.61, for aggregate gross proceeds of $16.5 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.05 shares of the Company’s common stock at an exercise price of $2.00 per share, for an aggregate of 10,272,375 shares of common stock and corresponding warrants to purchase an aggregate of 513,617 shares of common stock, together with the shares of common stock are referred to as the 2018 Resale Shares. The Company also granted certain registration rights to these stockholders, pursuant to which, among other things, the Company prepared and filed a registration statement with the SEC to register for resale the 2018 Resale Shares.  The registration statement was declared effective in April 2019.

On October 25, 2019, the Company sold 12,841,667 shares of its common stock, including 1,675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $1.20 per share. The net proceeds of the offering were $14.5 million, after deducting the underwriting discount and other offering expenses.

Equity Incentive Plans

The Company has the 2014 Equity Incentive Plan, or the 2014 Plan. Under the 2014 Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or performance shares to employees, directors, advisors, and consultants. Options granted under the 2014 Plan may be incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and directors.

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of December 31, 2019, a total of 615,760 shares are available for future grant under the 2014 Plan.

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the years ended December 31, 2019 and 2018 of approximately

$825,000 and $1.3 million, respectively, of which approximately $76,000 was recorded in discontinued operations in 2018. There were no discontinued operations during 2019. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during the year ended December 31, 2019 and December 31, 2018.

Stock compensation expense was allocated between departments in continuing operations as follows (in thousands).

	Year ended
	December 31, 2019	December 31, 2018
Research and development	$158	$205
General and administrative	667	982
Total	$825	$1,187

Stock Options

The Company granted options to purchase 658,285 and 756,086 of the Company’s common stock in 2019 and 2018, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Year Ended
	December 31, 2019	December 31, 2018
Expected life (years)	5.5-6.1	5.5-6.0
Risk-free interest rate	1.6%-2.6%	2.7%-2.8%
Volatility	70%-75%	70%-71%
Dividend rate	— %	— %

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

•	Risk-free interest rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.
•	Volatility: The estimated volatility rate based on the volatilities of the Company’s common stock together with comparable companies in the Company’s industry.
•

Dividend rate: The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes stock option and restricted stock unit transactions for the years ended December 31, 2019 and 2018 as issued under the 2014 Plan.

	Shares Available	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term
	for Grant	Outstanding	Share	(in years)
Balance at January 1, 2018	1,571,212	1,026,987	$9.99	7.94
Additional shares authorized	223,742
Shares allocated to grants of restricted stock units	(245,588)
Options granted	(756,086)	756,086	$1.68
Options exercised	—	—	—	—
Options canceled/forfeited	115,920	(115,920)	$12.72	—
Balance at December 31, 2018	909,200	1,667,153	$6.03	8.27
Additional shares authorized	223,742
Shares allocated to grants of restricted stock units	(61,218)
Options granted	(658,285)	658,285	$1.77
Options exercised	—	—	—	—
Options canceled/forfeited	202,321	(202,321)	$6.99	—
Balance at December 31, 2019	615,760	2,123,117	$4.62	7.87
Options vested at December 31, 2019		1,153,457	$6.91	7.24
Options vested and expected to vest at December 31, 2019		2,123,117	$4.62	7.87

The weighted-average grant date fair value of employee options granted was $1.14 and $1.08 per share for the year ended December 31, 2019 and December 31, 2018, respectively. At December 31, 2019 total unrecognized employee stock-based compensation was $1.1 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.4 years. As of December 31, 2019, the outstanding stock options had an intrinsic value of $1.6 million.

Restricted Stock Units

There were 61,218 and 245,588 restricted stock units granted by the Company during the year ended December 31, 2019 and December 31, 2018, respectively, to employees, directors and consultants. The shares were 100% vested on the grant date and were valued based on the Company’s common stock price on the grant date, with approximately $132,000 and $434,000 of related stock-based compensation expense recognized during the year ended December 31, 2019 and December 31, 2018, respectively.

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

As of December 31, 2019, there were no purchases by employees under this plan.

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

Other Common Stock Warrants

As of December 31, 2019, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had outstanding 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 11. Income Taxes

The geographical distribution of loss before income taxes are summarized below (in thousands).

	December 31,
	2019	2018
United States	$(30,729)	$(11,830)
Foreign	(45)	(11)
Loss before income taxes	$(30,774)	$(11,841)
Loss resulting from discontinued operations	$—	$(1,494)
Taxes allocated to discontinued operations	$—	$—

The provision for income tax benefit differs from the amount estimated by applying the statutory federal income tax rate to the operating loss from continuing operations due to the following (in thousands).

	December 31,
	2019	2018
Tax on the loss before income tax expense computed at the federal statutory rate	$(6,463)	$(2,486)
State tax (benefit) at statutory rate, net of federal benefit	(1,691)	(187)
Foreign rate differential	10	2
Change in valuation allowance	6,696	4,143
Change in research and development credits	(200)	(99)
Stock based compensation—ISOs	149	143
Change in fair value of warrants	1,461	(110)
Change in fair value of contingent consideration	61	119
Gain on deconsolidation	—	(4)
Disallowance of loss on discontinued operations	—	(426)
Change in net operating loss true up	(725)	(590)
Change in state rate true up	701	—
Change in temporary difference true up	—	(456)
Other	1	(49)
Provision for income tax benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2019 and 2018 (in thousands).

	December 31,
	2019	2018
Non-current deferred tax assets:
Federal and state net operating loss carryforwards	$35,091	$28,532
Research and other credits	2,349	2,037
Reserves and accruals	77	52
Assets held for sale	—	15
Fixed assets	71	67
Capital loss carryover	1,115	425
Stock based compensation	85	70
Lease liability	131	—
Other deferred tax assets	196	542
Gross non-current deferred tax assets	39,115	31,740
Intangible assets	(4,623)	(4,062)
Right-of-use assets	(118)	—
Total non-current deferred tax liabilities	(4,741)	(4,062)
Total deferred tax assets	34,374	27,678
Valuation allowance	(34,374)	(27,678)
Net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The valuation allowance increased by $6.7 million from December 31, 2018 to December 31, 2019 primarily due to the generation of current year net operating losses, capital losses and research and development credits claimed.

As of December 31, 2019, the Company had $150.5 million of federal, $82.5 million of state and approximately $299,000 of foreign net operating losses available to offset future taxable income. The federal net operating loss carryforwards begin to expire in 2020, the federal net operating loss carryforwards of $31.7 million may be carried forward indefinitely, the state net operating loss carryforwards will begin to expire in 2028 and the foreign net operating loss carryforward can be carried forward indefinitely, if not utilized. The Company adjusted its state net operating loss carryforward by $10.4 million for the year ended December 31, 2018. As of December 31, 2019, the Company also had $1.4 million of federal and approximately $916,000 of state research and development credit carryforwards. The federal research and development credit carryforward begin to expire in 2024 and the state research and development credit can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carry forwards are subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company completed Section 382 analysis through December 2016 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in June 2016. The Company’s tax attributes are subject to an annual limitation of $0.5 million per year for federal purposes. For years ended after December 31, 2016, the utilization of net operating losses and tax credit carryforwards are subject to further limitation in the event an additional ownership change were to occur for tax purposes. The Company has not completed an updated analysis of whether there was an ownership change, as defined under Section 382 of the Internal Revenue Code, resulting from the issuance of new shares during 2018 through 2019 and, as such, is not able at this time to determine the impact on the net operating loss (“NOL”) carryforwards, if any, as of the date of these consolidated financial statements.

United States taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries as of December 31, 2019, as the earnings, if any, are intended to be indefinitely reinvested.

The following tables summarize the activities of gross unrecognized tax benefits (in thousands).

	December 31,
	2019	2018
Beginning balance	$964	$854
Increase related to prior year tax positions	7	23
Decrease related to prior year tax positions	(4)	—
Increase related to current year tax positions	144	87
Ending balance	$1,111	$964

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has $1.1 million of unrecognized assets and liabilities related to uncertain tax positions as of December 31, 2019. Changes in the unrecognized tax benefits within the next 12 months are expected to be similar to prior years and should not significantly increase or decrease. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.

There were no unrecognized tax benefits that would impact the effective tax rate as of December 31, 2019 and December 31, 2018. As of December 31, 2019, unrecognized tax benefits of $1.1 million would be offset by a change in valuation allowance.

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

The Jobs Act also establishes global intangible low-taxed income, or “GILTI,” provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations. The Company’s accounting policy for the income tax effects of GILTI will be to recognize those taxes as expenses in the period incurred. In 2019, the Company’s foreign subsidiary realized a tested loss for the period and therefore, the Company did not have a GILTI inclusion for the year.

Note 12. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise of common stock warrants and options. For the years ended December 31, 2019 and 2018, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of December 31,
	2019	2018
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	2,123,117	1,667,153
Warrants issued in 2009 to purchase common stock	—	1,851
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A warrants to purchase common stock	—	485,121
Series C warrants to purchase common stock	118,083	118,083
Series D warrants to purchase common stock	586,162	586,162
2017 PIPE warrants	6,024,425	6,024,425
2018 PIPE warrants	513,617	513,617
Total	9,483,974	9,514,982

Note 13. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. During the year ended December 31, 2019 the Company made matching contributions of approximately $37,000 to the 401(k) Plan.  No contributions were made during the year ended December 31, 2018.

Note 14. Subsequent Events

The Company has evaluated its subsequent events from December 31, 2019 through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
2.	Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated as of July 18, 2017, and between Soleno Therapeutics, Inc., a Delaware corporation, and NeoForce Holdings, Inc. a Delaware corporation	8-K	July 24, 2017	2.1

2.2	Joint Venture Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

2.3	PRC IP Purchase Agreement, dated as of December 4, 2017, by and between OptAsia Healthcare Limited and Capnia, Inc.	8-K	December 8, 2017	2.2

2.4	Transition Services Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., a Delaware corporation, Capnia, Inc. and OptAsia Healthcare, Ltd., a Hong Kong company	8-K	December 8, 2017	2.3

3.1	Amended and Restated Certificate of Incorporation of Soleno Therapeutics, Inc.	S-1/A	August 7, 2014	3.2

3.2	Amended and Restated Bylaws of Soleno Therapeutics, Inc.	S-1/A	July 1, 2014	3.4

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	July 6, 2016	3.1

3.5	Certificate of Amendment	8-K	May 11, 2017	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	October 6, 2017	3.1

4.1	Form of the common stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Soleno Therapeutics, Inc. and certain holders of the Soleno Therapeutics, Inc.’s capital stock named therein.	S-1/A	July 1, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	August 5, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	August 5, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	August 5, 2014	4.5

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Soleno Therapeutics, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

4.16	Form of unit certificate.	S-1/A	August 5, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	November 4, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	November 4, 2014	4.18

4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2

4.23	Form of Series D common stock Warrant Certificate.	8-K	October 15, 2015	4.3

4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4

4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1

4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2

4.27	Form of Common Stock Purchase Warrant	8-K	December 13, 2017	4.1

4.28	Form of Common Stock Purchase Warrant	8-K	December 19, 2018	4.1

4.29	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X

9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1

9.20	Form of Voting Agreement.	8-K	July 6, 2016	9.1

9.30	Form of Voting Agreement.	8-K	December 27, 2016	10.1

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Soleno Therapeutics, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Soleno Therapeutics, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Soleno Therapeutics, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.9	Offer Letter, dated April 17, 2014, by and between Soleno Therapeutics, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Soleno Therapeutics, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

10.19	Sublease, dated May 20, 2014, by and among Soleno Therapeutics, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Soleno Therapeutics, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.21	Loan Agreement by and between Soleno Therapeutics, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement.	8-K	March 5, 2015	10.1

10.25	Advisory Agreement by and between Soleno Therapeutics, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2015	10.25

10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1

10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2

10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1

10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1

10.30	Engagement Letter dated September 17, 2015, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1

10.31	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

10.32	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2

10.33	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3

10.34	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.33

10.35	Transfer and Distribution Agreement: United States: by and between Soleno Therapeutics, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1

10.36	Engagement Letter dated June 26, 2016, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.37	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1

10.38	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2

10.39	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 20, 2016	10.39

10.40	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Soleno Therapeutics, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Soleno Therapeutics, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.1

10.41	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.51

10.42	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.52

10.43	Stock Purchase Agreement made by and between the Company and NeoForce Holdings, Inc. a Delaware corporation dated July 18, 2017	8-K	July 24, 2017	2.1

10.44	Joint Venture Agreement dated as of December 4, 2017 by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

10.45	Securities Purchase Agreement, dated as of December 11, 2017	8-K	December 13, 2017	10.1

10.46	Confidential Consulting Agreement, dated September 5, 2017 by and between FLG Partners, LLC and the Company	8-K	June 4, 2018	10.1

10.47	Securities Purchase Agreement, dated as of December 19, 2018	8-K	December 19, 2018	10.1

10.48	Employment Agreement with Kristen Yen	S-1	March 29, 2019	10.48

21.1	Subsidiaries				X

23.1	Consent of Marcum LLP				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soleno Therapeutics, Inc.

Date: March 4, 2020	By:	/S/ ANISH BHATNAGAR
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

Signature	Title	Date

/S/ ANISH BHATNAGAR Anish Bhatnagar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2020

/S/ JAMES MACKANESS James Mackaness	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2020

/S/ ERNEST MARIO Ernest Mario	Chairman	March 4, 2020

/S/ ANDREW SINCLAIR Andrew Sinclair	Director	March 4, 2020

/S/ WILLIAM G. HARRIS William G. Harris	Director	March 4, 2020

/S/ STUART COLLINSON Stuart Collinson	Director	March 4, 2020

/S/ GWEN MELINCOFF Gwen Melincoff	Director	March 4, 2020

/S/ BIRGITTE VOLCK Birgitte Volck	Director	March 4, 2020