Form 10-Q
period 2020-03-31
SOLENO THERAPEUTICS INC
filed 2020-05-12
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 8, 2020, there were 44,710,790 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$15,070	$20,733
Prepaid expenses and other current assets	572	411
Total current assets	15,642	21,144
Long-term assets
Property and equipment, net	19	22
Operating lease right-of-use assets	332	398
Finance lease right-of-use assets	22	24
Intangible assets, net	16,039	16,525
Other long-term assets	59	59
Total assets	$32,113	$38,172
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,480	$1,995
Accrued compensation	338	283
Accrued clinical trial site costs	2,846	1,999
Operating lease liabilities	315	305
Other current liabilities	308	382
Total current liabilities	7,287	4,964
Long-term liabilities
2017 PIPE Warrant liability	7,656	10,822
2018 PIPE Warrant liability	1,107	1,354
Contingent liability for Essentialis purchase price	6,522	5,938
Other long-term liabilities	60	147
Total liabilities	22,632	23,225
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,686,811 and 44,658,054 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	45	45
Additional paid-in-capital	173,100	172,708
Accumulated deficit	(163,664)	(157,806)
Total stockholders’ equity	9,481	14,947
Total liabilities and stockholders’ equity	$32,113	$38,172

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development	$6,695	$2,760
General and administrative	2,003	2,012
Change in fair value of contingent consideration	584	206
Total operating expenses	9,282	4,978
Operating loss	(9,282)	(4,978)
Other income (expense)
Change in fair value of warrants liabilities	3,413	(1,919)
Loss from minority interest investment	—	(190)
Interest income	11	57
Total other income (expense)	3,424	(2,052)
Net loss	$(5,858)	$(7,030)
Net loss per common share, basic and diluted	$(0.13)	$(0.22)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	44,679,858	31,756,120

See accompanying notes to condensed consolidated financial statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	44,658,054	$45	$172,708	$(157,806)	$14,947
Stock-based compensation			296		296
Issuance of restricted stock units under equity incentive plans	28,757	—	96		96
Net loss				(5,858)	(5,858)
Balances at March 31, 2020	44,686,811	$45	$173,100	$(163,664)	$9,481

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	31,755,169	$32	$157,413	$(127,032)	$30,413
Stock-based compensation			202		202
Issuance of restricted stock units under equity incentive plans	21,415	—	46		46
Net loss				(7,030)	(7,030)
Balances at March 31, 2019	31,776,584	$32	$157,661	$(134,062)	$23,631

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,858)	$(7,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	489	489
Noncash lease expense	68	110
Stock-based compensation expense	392	248
Change in fair value of stock warrants	(3,413)	1,919
Change in fair value of contingent consideration	584	206
Operating loss on minority interest investment	—	190
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(161)	(74)
Due from related party	—	(8)
Accounts payable	1,485	324
Accrued compensation	55	(92)
Accrued clinical trial site costs	847	188
Operating lease liabilities	10	(117)
Other liabilities	(157)	(40)
Net cash used in operating activities	(5,659)	(3,687)
Cash flows from investing activities:
Purchases of property and equipment	—	(10)
Net cash used in investing activities	—	(10)
Cash flows from financing activities:
Principal paid on finance lease liabilities	(4)	—
Net cash used in financing activities	(4)	—
Net decrease in cash and cash equivalents	(5,663)	(3,697)
Cash and cash equivalents, beginning of period	20,733	23,099
Cash and cash equivalents, end of period	$15,070	$19,402

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

March 31, 2020

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the “Company” or “Soleno”) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. The Company initially established its operations as Capnia, a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs.  During 2017, Soleno received stockholder approval to amend its Amended and Restated Certificate of Incorporation to change its name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” and merged with Essentialis, Inc. After the merger, the Company’s primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and the Company divested itself of its prior business efforts.

The Company’s lead candidate is Diazoxide Choline Controlled Release tablets, or DCCR,  once-daily oral tablets for the treatment of Prader-Willi Syndrome, or PWS. DCCR is currently being evaluated in a Phase III clinical development program. The Phase III study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, completed enrollment in January 2020 with 127 patients at 29 sites in the US and UK. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study. Top line results from DESTINY PWS are expected in 1H2020. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U.

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $5.9 million during the three months ended March 31, 2020 and has an accumulated deficit of $163.7 million at March 31, 2020 resulting from having incurred losses since its inception. The Company had $15.1 million of cash on hand at March 31, 2020 and used $5.7 million of cash in its operating activities during the three months ended March 31, 2020. The Company has financed its operations principally through issuances of equity securities.

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

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2020 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Below are those policies with current period updates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2019, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 4, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, the valuation of financial instruments, stock-based compensation, value and life of acquired intangibles, and the valuation of contingent liabilities. The contingent liability represents the fair value of the contingent consideration arising from the Company’s acquisition of Essentialis in 2017. As part of the purchase price, the Company is obligated to make cash earn out payments to Essentialis stockholders up to a maximum of $30 million upon the achievement of certain commercial milestones.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company has adopted this ASU at the beginning of 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements disclosures.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12: “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has not yet assessed the potential impact of adopting ASU 2019-12 on its condensed consolidated financial statements.

During the three months ended March 31, 2020, other than ASU 2019-12, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

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

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2017 PIPE warrant liability	$7,656	$—	$—	$7,656
2018 PIPE warrant liability	1,107	—	—	1,107
Essentialis purchase price contingency liability	6,522	—	—	6,522
Total common stock warrant and contingent consideration liability	$15,285	$—	$—	$15,285

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
2017 PIPE warrant liability	$10,822	$—	$—	$10,822
2018 PIPE warrant liability	1,354	—	—	1,354
Essentialis purchase price contingency liability	5,938	—	—	5,938
Total common stock warrant and contingent consideration liability	$18,114	$—	$—	$18,114

The Company’s estimated fair value of the 2017 PIPE Warrants and the 2018 PIPE Warrants was calculated using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation-pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones. The Level 3 estimates are based, in part, on subjective assumptions.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities (dollars in thousands).

	Series C Warrants		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at December 31, 2019	118,083	$—	6,024,425	$10,822	513,617	$1,354	$5,938
Expiration of Series C Warrants	(118,083)	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	(3,166)	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	(247)	—
Change in value of contingent liability	—	—	—	—	—	—	584
Balance at March 31, 2020	—	$—	6,024,425	$7,656	513,617	$1,107	$6,522

Note 5. Warrant Liabilities

The Company has issued multiple warrant series, of which the 2017 PIPE Warrants and the 2018 PIPE Warrants (the “Warrants”) remain outstanding at March 31, 2020 and are considered liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

Accounting Treatment

The Company accounts for the Warrants in accordance with the guidance in ASC 815. As indicated below, the Company may be obligated to settle Warrants in cash. The Company classified the Warrants as long-term liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s condensed consolidated statements of operations.

Series C Warrants

As of March 31, 2020, the fair value of the Series C Warrants was zero as the warrants had expired. This balance is consistent with the balance as of December 31, 2019.

The Company calculated the fair value of the Series C Warrants as of December 31, 2019 using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs.

December 31, 2019
Volatility	90%
Contractual term (years)	0.17
Expected dividend yield	—%
Risk-free rate	1.52%

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants were issued on December 15, 2017 in the 2017 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2017 PIPE Offering, and entitle the holder of each of the 8,141,116 units to purchase 0.74 shares of the Company’s common stock at an exercise price equal to $2.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2017 PIPE Warrants and terminating at the earlier of December 15, 2020 or 30 days following positive Phase III results for the DCCR tablet in PWS.

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

As of March 31, 2020, the fair value of the 2017 PIPE Warrants was estimated at $7.7 million. The decrease in the fair value of the liability for the 2017 PIPE Warrants of approximately $3.2 million during the three months ended March 31, 2020 was recorded as other income (expense) in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	March 31, 2020	December 31, 2019
Volatility	105%	99%
Contractual term (years)	0.7	1.0
Expected dividend yield	—%	—%
Risk-free rate	0.10%	1.60%

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

As of March 31, 2020, the fair value of the 2018 PIPE Warrants was estimated at $1.1 million. The approximate $247,000 decrease in the fair value of the liability for the 2018 PIPE Warrants during the three months ended March 31, 2020 was recorded as other income (expense) in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	March 31, 2020	December 31, 2019
Volatility	105%	99%
Contractual term (years)	3.7	4.0
Expected dividend yield	—%	—%
Risk-free rate	0.33%	1.56%

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

Note 6. Commitments and Contingencies

Facility Leases

The Company’s previous operating lease for its headquarters facility office space in Redwood City, California, terminated in August 2019, along with the related subleases. One of the subleases was with Capnia, of which the Company was a joint owner until September 2019. Sublease income received from Capnia during the three months ended March 31, 2019 was approximately $25,000.

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

The components of lease expense during the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost:
Operating lease cost	$76	$119
Sublease income	—	(65)
Total operating lease cost	$76	$54

Finance lease cost:
Amortization of right-of-use assets	$2	$—
Interest on lease liabilities	1	—
Total finance lease cost	$3	$—

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

Note 7. CoSense Joint Venture Agreement and Discontinued Operations

In December 2017, the Company entered into a joint venture with OptAsia Healthcare Limited, or OAHL, with respect to its CoSense product by agreeing to sell shares of Capnia, its then wholly-owned subsidiary, to OAHL. CoSense was Soleno’s first Sensalyze Technology Platform product to receive 510(k) clearances from the FDA and CE Mark certification. The Company’s entry into the joint venture resulted from a comprehensive review of strategic alternatives for its legacy products and product candidates following its transition to a primarily therapeutic drug product company. The terms of the Joint Venture Agreement provided that OAHL would invest up to a total of $2.2 million in Capnia’s common shares on an incremental quarterly basis commencing in December 2017. OAHL was also responsible for funding a portion of the Capnia operations. The Joint Venture Agreement provided that Capnia would issue shares of common stock to OAHL based on a negotiated price of $1.00 per share when the cumulative investment made by OAHL equaled or exceeded $1.2 million. For financial reporting purposes, Capnia’s assets, liabilities and results of operations had historically been consolidated with those of the Company.

During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the share issuance the Company no longer held a controlling interest in Capnia and resulted in the deconsolidation of Capnia’s financial statements from those of the Company. The remaining 47% investment in Capnia was classified as an equity method investment and was presented as a Minority interest investment in former subsidiary in the condensed consolidated balance sheet.   The Company’s share of Capnia’s net losses during the three months ended March 31, 2019 are recorded in the condensed consolidated statements of operations in the line titled “Loss from minority interest investment”. During September 2019, the Company sold its remaining 47% investment in Capnia. Following the transaction, the Company has no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

Note 8. Stockholders’ Equity

Equity Incentive Plans

The Company has adopted the 2014 Equity Incentive Plan, or the Plan. Under the Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or performance shares to employees, directors, advisors, and consultants. Options granted under the Plan may be incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and directors.

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of March 31, 2020, a total of 190,601 shares are available for future grant under the Plan.

The Company recognizes stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during any of the periods presented.

Stock-based compensation expense was recognized in the condensed consolidated statements of operations as follows (in thousands).

	Three Months Ended March 31,
	2020	2019
Research and development	$99	$41
General and administrative	293	207
Total	$392	$248

Stock Options

The Company granted options to purchase 464,000 of the Company’s common stock during the three months ended March 31, 2019. There were no options granted during the three months ended March 31, 2020. The fair value of each award granted during the three months ended March 31, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected life (years)	6.0-6.1
Risk-free interest rate	2.6%
Volatility	71%
Dividend rate	— %

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

The following table summarizes stock option transactions for the three months ended March 31, 2020 as issued under the 2014 Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term
	Outstanding	Share	(in years)
Balance at December 31, 2019	2,123,117	$4.62	7.87
Options canceled/forfeited	(38,359)	$2.11
Balance at March 31, 2020	2,084,758	$4.66	7.59
Options vested at March 31, 2020	1,220,423	$6.65	7.01
Options vested and expected to vest at March 31, 2020	2,084,758	$4.66	7.59

The weighted-average grant date fair value of options granted was and $1.08 per share for the three months ended March 31, 2019. At March 31, 2020 total unrecognized employee stock-based compensation related to stock options was approximately $919,000, which is expected to be recognized over the weighted-average remaining vesting period of 2.2 years. As of March 31, 2020, the outstanding stock options had an intrinsic value of approximately $883,000.

Restricted Stock Units

There were 687,257 and 21,415 restricted stock units granted by the Company during the three months ended March 31, 2020 and March 31, 2019, respectively, to employees and directors. The shares granted to directors were 100% vested on the grant date and represent compensation for past board services. The shares granted to employees typically vest annually over a period of four years. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the three months ended March 31, 2020 as issued under the Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	-
Restricted stock units granted	687,257	$3.83
Restricted stock units vested	(28,757)	$3.35
Outstanding at March 31, 2020	658,500	$3.85

The weighted-average grant-date fair value of all restricted stock units granted during the three months ended March 31, 2020 and March 31, 2019 was $3.83 and $2.18, respectively. The fair value of all restricted stock units vested during the three months ended March 31, 2020 and March 31, 2019 was approximately $96,000 and approximately $46,000, respectively. At March 31, 2020 total unrecognized employee stock-based compensation related to restricted stock units was $2.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.7 years.

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

As of March 31, 2020, there were no purchases by employees under this plan.

Series D Warrants

The Company issued 270,270 Series D Warrants in October 2015, which are exercisable into 540,540 shares of the Company’s common stock, with an exercise price of $8.75 and a term of five years expiring on October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirements to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of this securities agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.

Accounting Treatment

The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants

As of March 31, 2020, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 9. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise of common stock warrants and options. For the three months ended March 31, 2020 and 2019, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of March 31,
	2020	2019
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	2,084,758	2,116,107
Outstanding restricted stock units	658,500	—
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A warrants to purchase common stock	—	485,121
Series C warrants to purchase common stock	—	118,083
Series D warrants to purchase common stock	540,540	540,540
2017 PIPE warrants	6,024,425	6,024,425
2018 PIPE warrants	513,617	513,617
Total	9,940,410	9,916,463

Note 10. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2020 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the item noted below.

PPP Term Note

On April 22, 2020, the Company entered into a $350,000 loan with Silicon Valley Bank (“SVB”) pursuant to the Small Business Administration’s (“SBA”) Paycheck Protection Program ("the PPP"). The loan proceeds were intended to be used for payroll, rent and utilities over the eight- week period following the date of the loan. At the time the Company applied for the PPP loan, it believed in good faith that it met all of the certification requirements for a PPP loan. However, on April 23, 2020, the SBA issued additional guidance with respect to PPP loans. The Company evaluated this new guidance and concluded that currently it may not be able to meet all of the certification requirements. As such, the Company decided to return all of the funds received under the PPP loan (including interest accrued on such funds) to the SBA and on May 6, 2020 the Company instructed SVB to make repayment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We were incorporated in the State of Delaware on August 25, 1999, and are located in Redwood City, California. We initially established our operations as Capnia, a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs.  During 2017, we received stockholder approval to amend our Amended and Restated Certificate of Incorporation to change our name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” and merge with Essentialis, Inc. After the merger, our primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and we divested our self of our prior business efforts.

Our lead candidate is Diazoxide Choline Controlled Release tablets, or DCCR,  once-daily oral tablets for the treatment of Prader-Willi Syndrome, or PWS. DCCR is currently being evaluated in a Phase III clinical development program. The Phase III study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, completed enrollment in January 2020 with 127 patients at 29 sites in the US and UK. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study. Top line results from DESTINY PWS are expected in 1H2020. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U.

The spread of the COVID-19 virus during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. Due to stay at home orders both in the United States and United Kingdom, we have instituted a work from home policy for all of our employees and other service providers to protect their health and well-being. We have ensured that all of our employees have essential materials to work comfortably and efficiently from home during this time.

We have not experienced a significant financial impact directly related to the pandemic. As of March 31, 2020, we have cash and cash equivalents of $15.1 million, however management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources is not assured. We have not experienced a significant operational impact on our primary development program, DCCR for the treatment of PWS, and our ongoing clinical trial DESTINY PWS, although we cannot rule out future delays as authorities fight the spread of the virus. As of March 31, 2020, we had an accumulated deficit of $163.7 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,		Increase (decrease)
	2020	2019	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$6,695	$2,760	$3,935	143%
General and administrative	2,003	2,012	(9)	0%
Change in fair value of contingent consideration	584	206	378	183%
Total operating expenses	9,282	4,978	4,304	86%
Operating loss	(9,282)	(4,978)	(4,304)	86%
Other income (expense)
Change in fair value of warrants liabilities	3,413	(1,919)	5,332	278%
Loss from minority interest investment	—	(190)	190	100%
Interest income	11	57	(46)	81%
Total other income (expense)	3,424	(2,052)	5,476	267%
Net loss	$(5,858)	$(7,030)	$1,172	17%

Revenue

We have yet not commenced commercialization of DCCR, our current sole product, and accordingly, through March 31, 2020, have generated no revenue from operations.

Research and development expense

Research and development expense of $6.7 million for the three months ended March 31, 2020 increased by $3.9 million over the three months ended March 31, 2019. In January 2020 we announced the completion of target enrollment in DESTINY III trial. As of March 31, 2020, we had 29 clinical trial sites initiated compared to 15 as of March 31, 2019. As a result, we have incurred increased clinical site costs, consulting costs and lab costs. In addition, we are increasing our investment in clinical manufacturing costs to supply DCCR to the patients in the trial and to prepare for the next phase in the regulatory approval process.

General and administrative expense

General and administrative expense of $2.0 million for the three months ended March 31, 2020 was generally consistent with the expense during the three months ended March 31, 2019.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Essentialis merger agreement. The fair value of the liability for the contingent consideration payable by us achieving the commercial sales milestones of $100 million and $200 million was estimated to be $6.5 million as of March 31, 2020, an approximate $584,000 increase from the estimate as of December 31, 2019. During the three months ended March 31, 2019 the estimate increased approximately $206,000 from the liability of $5.6 million estimated at December 31, 2018.

Other income (expense)

We had other income of $3.4 million in the three months ended March 31, 2020, compared to other expense of $1.9 million during the three months ended March 31, 2019. The change of $5.5 million was primarily due to a $3.4 million decrease in the fair value of our outstanding warrants during the three months ended March 31, 2020 compared to an increase of $1.9 million during the three months ended March 31, 2019. In addition, during the three months ended March 31, 2019 we recorded an approximate $190,000 loss from our minority interest investment in Capnia, our former subsidiary. These increases were slightly offset by approximately $46,000 less of interest income recorded during the three months ended March 31, 2020 compared to March 31, 2019.

Liquidity and Capital Resources

We had a net loss of $5.9 million during the three months ended March 31, 2020 and an accumulated deficit of $163.7 million at March 31, 2020 as a result of having incurred losses since our inception. We had $8.4 million of working capital at March 31, 2020 and used $5.7 million of cash in operating activities during the three months ended March 31, 2020. We have financed our operations principally through issuances of equity securities.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(5,659)	$(3,687)
Net cash used in investing activities	—	(10)
Net cash used in financing activities	(4)	—
Net decrease in cash and cash equivalents	$(5,663)	$(3,697)

Cash used in operating activities

During the three months ended March 31, 2020, operating activities used net cash of $5.7 million, which was primarily due to the net loss of $5.9 million, adding back the non-cash credit of $2.8 million for the decrease in the fair value of stock warrants and contingent consideration, less other non-cash expenses of approximately $489,000 for depreciation and amortization, approximately $392,000 of expenses paid with equity awards, and approximately $68,000 for non-cash lease expense. Additionally, the usage of cash during the three months ended March 31, 2020 was reduced by $2.1 million due to changes in operating assets and liabilities.

During the three months ended March 31, 2019, operating activities used net cash of $3.7 million, which was primarily due to the loss from continuing operations of $7.0 million, adjusted for non-cash expenses of approximately $489,000 for depreciation and amortization, approximately $248,000 of expenses paid with equity awards, approximately $110,000 for non-cash lease expense, $2.1 million for the change in fair value of stock warrants and contingent consideration, and an approximate $190,000 operating loss on minority interest investment. Additionally, the usage of cash during the three months ended March 31, 2019 was reduced by approximately $181,000 due to changes in operating assets and liabilities.

Cash used in investing activities

Minimal cash was used for investing activities in the three months ended March 31, 2019 for the costs of acquiring property and equipment.

Cash provided by financing activities

Minimal cash was used for financing activities in the three months ended March 31, 2020 which were related to payments made on our finance lease.

As of March 31, 2020, we had cash and cash equivalents of $15.1 million.

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

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2020. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties. A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk Factors” in Item 1A of Part I of our 2019 Annual Report on Form 10-K and is incorporated herein by reference. Other than as noted below, there have been no material changes to the risk factor disclosure since our 2019 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment.

Public health epidemics, pandemics or outbreaks, including the recent novel coronavirus pandemic (COVID-19), could adversely affect our business.

In December 2019, the novel coronavirus (“COVID-19”) was identified in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The COVID-19 outbreak is significantly affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, our results of operations, financial condition and cash flows are likely to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

COVID-19 or other public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, may adversely impact our business as well as our ability to raise capital. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of our business partners, clinical trial sites, manufacturing sites and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, if our Phase III clinical trial of DCCR for the treatment of PWS were to be delayed, it may have a material adverse effect on our business, results of operations, and financial condition. While there has been no meaningful impact on the timelines for top line data for the Phase III program, there have been certain changes in the conduct of our clinical trials depending on institution-, state- and country-specific restrictions such as stay at home requirements. The changes are consistent with the FDA’s and MHRA’s guidance regarding the conduct of clinical trials during the COVID-19 public health emergency. However, the changes in the way the trial is being conducted may impact the quality of the overall data being collected which may have implications for our future plans.

Several measures are currently being implemented by the United States and other governments to address the current COVID-19 pandemic and its economic impacts. At this time, it is impossible to predict the success of these measures and whether or not they will have unforeseen negative consequences for our business. In addition, our results of operations, financial position and cash flows may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to our business, results of operations, financial condition and cash flow. For example, the State of California issued Executive Order N-33-20 on March 4, 2020 (the “Executive Order”), which proclaimed a State of Emergency to exist in California as a result of the threat of COVID-19. The Executive Order mandated that all our employees work from home and not come into our corporate offices in Redwood City, California. We currently do not know when and how such regulations may be eased.

The foregoing and other continued disruptions to our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein.

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

Date: May 12, 2020	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)