Form 10-Q
period 2020-06-30
SOLENO THERAPEUTICS INC
filed 2020-08-10
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 7, 2020, there were 79,593,621 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$62,499	$20,733
Prepaid expenses and other current assets	505	411
Total current assets	63,004	21,144
Long-term assets
Property and equipment, net	17	22
Operating lease right-of-use assets	265	398
Finance lease right-of-use assets	20	24
Intangible assets, net	15,553	16,525
Other long-term assets	—	59
Total assets	$78,859	$38,172
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,657	$1,995
Accrued compensation	520	283
Accrued clinical trial site costs	3,444	1,999
Operating lease liabilities	298	305
Other current liabilities	444	382
Total current liabilities	8,363	4,964
Long-term liabilities
2017 PIPE Warrant liability	4,230	10,822
2018 PIPE Warrant liability	725	1,354
Contingent liability for Essentialis purchase price	9,364	5,938
Other long-term liabilities	—	147
Total liabilities	22,682	23,225
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 79,560,274 and 44,658,054 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	80	45
Additional paid-in-capital	227,145	172,708
Accumulated deficit	(171,048)	(157,806)
Total stockholders’ equity	56,177	14,947
Total liabilities and stockholders’ equity	$78,859	$38,172

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$6,103	$3,745	$12,798	$6,505
General and administrative	2,248	1,695	4,251	3,707
Change in fair value of contingent consideration	2,842	183	3,426	389
Total operating expenses	11,193	5,623	20,475	10,601
Operating loss	(11,193)	(5,623)	(20,475)	(10,601)
Other income (expense)
Change in fair value of warrants liabilities	3,808	(4,267)	7,221	(6,186)
Loss from minority interest investment	—	(165)	—	(355)
Interest income	1	47	12	104
Total other income (expense)	3,809	(4,385)	7,233	(6,437)
Net loss	$(7,384)	$(10,008)	$(13,242)	$(17,038)
Net loss per common share, basic and diluted	$(0.16)	$(0.31)	$(0.29)	$(0.54)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	46,236,209	31,776,951	45,458,034	31,766,593

See accompanying notes to condensed consolidated financial statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(unaudited)

(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	44,658,054	$45	$172,708	$(157,806)	$14,947
Stock-based compensation			392		392
Issuance of common stock under equity incentive plan	28,757	—			—
Net loss				(5,858)	(5,858)
Balances at March 31, 2020	44,686,811	45	173,100	(163,664)	9,481
Stock-based compensation			341		341
Issuance of common stock under equity incentive plan	24,979	—	17		17
Sale of common stock in public offering, net of costs of $3,778	34,848,484	35	53,687		53,722
Net loss				(7,384)	(7,384)
Balances at June 30, 2020	79,560,274	$80	$227,145	$(171,048)	$56,177

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	31,755,169	$32	$157,413	$(127,032)	$30,413
Stock-based compensation			248		248
Issuance of common stock under equity incentive plan	21,415	—			—
Net loss				(7,030)	(7,030)
Balances at March 31, 2019	31,776,584	32	157,661	(134,062)	23,631
Stock-based compensation			220		220
Issuance of common stock under equity incentive plan	16,708	—			—
Net loss				(10,008)	(10,008)
Balances at June 30, 2019	31,793,292	$32	$157,881	$(144,070)	$13,843

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,242)	$(17,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	977	978
Noncash lease expense	137	223
Stock-based compensation expense	733	468
Change in fair value of stock warrants	(7,221)	6,186
Change in fair value of contingent consideration	3,426	389
Operating loss on minority interest investment	—	355
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(35)	58
Due from related party	—	46
Accounts payable	1,619	806
Accrued compensation	237	(40)
Accrued clinical trial site costs	1,445	269
Operating lease liabilities	(7)	(239)
Other liabilities	(262)	(41)
Net cash used in operating activities	(12,193)	(7,580)
Cash flows from investing activities:
Purchases of property and equipment	—	(16)
Net cash used in investing activities	—	(16)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	53,950	—
Proceeds from stock option exercises	17	—
Principal paid on finance lease liabilities	(8)	—
Net cash provided by financing activities	53,959	—
Net increase (decrease) in cash and cash equivalents	41,766	(7,596)
Cash and cash equivalents, beginning of period	20,733	23,099
Cash and cash equivalents, end of period	$62,499	$15,503

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

June 30, 2020

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

The Company’s lead candidate is Diazoxide Choline Controlled Release tablets, or DCCR,  once-daily oral tablets for the treatment of Prader-Willi Syndrome, or PWS. DCCR is currently being evaluated in a Phase III clinical development program. The Phase III study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, completed enrollment in January 2020 with 127 patients at 29 sites in the US and UK. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study. Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints and the Company is evaluating the data from the C601 and C602 studies to determine next steps. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U., and Fast Track designation from the U.S. FDA.

Note 2. Liquidity

The Company had a net loss of $13.2 million during the six months ended June 30, 2020 and has an accumulated deficit of $171.0 million at June 30, 2020 resulting from having incurred losses since its inception. The Company had $62.5 million of cash on hand at June 30, 2020 and used $12.2 million of cash in its operating activities during the six months ended June 30, 2020. The Company has financed its operations principally through issuances of equity securities. On June 26, the Company sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash and cash equivalents balance are sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the six months ended June 30, 2020 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Below are those policies with current period updates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2019, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 4, 2020.

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

During the six months ended June 30, 2020, other than ASU 2019-12, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

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

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2017 PIPE warrant liability	$4,230	$—	$—	$4,230
2018 PIPE warrant liability	725	—	—	725
Essentialis purchase price contingency liability	9,364	—	—	9,364
Total common stock warrant and contingent consideration liability	$14,319	$—	$—	$14,319

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
2017 PIPE warrant liability	$10,822	$—	$—	$10,822
2018 PIPE warrant liability	1,354	—	—	1,354
Essentialis purchase price contingency liability	5,938	—	—	5,938
Total common stock warrant and contingent consideration liability	$18,114	$—	$—	$18,114

The Company’s estimated fair value of the 2017 PIPE Warrants and the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate. Through March 31, 2020 the Company had previously used the Monte Carlo simulation of a geometric Brownian motion model to estimate the fair value of the 2017 PIPE Warrants and the 2018 PIPE Warrant as this model allows for determining path-dependent outcomes. The difference in valuation as a result of using the Black-Scholes pricing model compared to the Monte Carlo simulation model is not significant.

The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities (dollars in thousands).

	Series C Warrants		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at December 31, 2019	118,083	$—	6,024,425	$10,822	513,617	$1,354	$5,938
Expiration of Series C Warrants	(118,083)	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	(6,592)	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	(629)	—
Change in value of contingent liability	—	—	—	—	—	—	3,426
Balance at June 30, 2020	—	$—	6,024,425	$4,230	513,617	$725	$9,364

Note 5. Warrant Liabilities

The Company has issued multiple warrant series, of which the 2017 PIPE Warrants and the 2018 PIPE Warrants (the “Warrants”) remain outstanding at June 30, 2020 and are considered liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

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

Series C Warrants

As of June 30, 2020, the fair value of the Series C Warrants was zero as the warrants had expired. This balance is consistent with the balance as of December 31, 2019.

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

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants were issued on December 15, 2017 in the 2017 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2017 PIPE Offering, and entitle the holder of each of the 8,141,116 units to purchase 0.74 shares of the Company’s common stock at an exercise price equal to $2.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2017 PIPE Warrants and terminating on December 15, 2020.

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

As of June 30, 2020, the fair value of the 2017 PIPE Warrants was estimated at $4.2 million. The decrease in the fair value of the liability for the 2017 PIPE Warrants of $3.4 million during the three months ended June 30, 2020 and the decrease in the fair value of $6.6 million during the six months ended June 30, 2020 were recorded as other income (expense) in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants as of June 30, 2020 using a Black-Scholes pricing model, and the fair value as of December 31, 2019 using a Monte Carlo simulation of a geometric Brownian motion model. Both models requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	June 30, 2020	December 31, 2019
Volatility	115%	99%
Contractual term (years)	0.5	1.0
Expected dividend yield	—%	—%
Risk-free rate	0.20%	1.60%

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

As of June 30, 2020, the fair value of the 2018 PIPE Warrants was estimated at $0.7 million. The $0.4 million decrease in the fair value of the liability for the 2018 PIPE Warrants during the three months ended June 30, 2020 and the decrease in the fair value of $0.6 million during the six months ended June 30, 2020 were recorded as other income (expense) in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants as of June 30, 2020 using a Black-Scholes pricing model, and the fair value as of December 31, 2019 using a Monte Carlo simulation of a geometric Brownian motion model. Both models require the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	June 30, 2020	December 31, 2019
Volatility	94%	99%
Contractual term (years)	3.5	4.0
Expected dividend yield	—%	—%
Risk-free rate	0.20%	1.56%

The Black-Scholes pricing model and the Monte Carlo simulation of a geometric Brownian motion model require the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates.

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

Note 6. Commitments and Contingencies

Facility Leases

The Company’s previous operating lease for its headquarters facility office space in Redwood City, California, terminated in August 2019, along with the related subleases. One of the subleases was with Capnia, of which the Company was a joint owner until September 2019. Sublease income received from Capnia during the three and six months ended June 30, 2019 was approximately $25,000 and $49,000, respectively.

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

The components of lease expense during the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost:
Operating lease cost	$77	$113	$153	$232
Sublease income	—	(65)	—	(130)
Total operating lease cost	$77	$48	$153	$102

Finance lease cost:
Amortization of right-of-use assets	$3	$—	$5	$—
Interest on lease liabilities	—	—	1	—
Total finance lease cost	$3	$—	$6	$—

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

During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the share issuance the Company no longer held a controlling interest in Capnia and resulted in the deconsolidation of Capnia’s financial statements from those of the Company. The remaining 47% investment in Capnia was classified as an equity method investment and was presented as a Minority interest investment in former subsidiary in the condensed consolidated balance sheet.   The Company’s share of Capnia’s net losses during the three and six months ended June 30, 2019 are recorded in the condensed consolidated statements of operations in the line titled “Loss from minority interest investment”. During September 2019, the Company sold its remaining 47% investment in Capnia. Following the transaction, the Company has no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

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

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of June 30, 2020, a total of 1,818,603 shares are available for future grant under the Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$62	$49	$161	$90
General and administrative	279	171	572	378
Total	$341	$220	$733	$468

Stock Options

The Company granted options to purchase 452,650 and 114,142 of the Company’s common stock during the three months ended June 30, 2020 and 2019, respectively, and granted options to purchase 452,650 and 578,142 of the Company’s common stock during the six months ended June 30, 2020 and 2019, respectively. The fair value of each award was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected life (years)	5.5-6.0	5.5-6.0	5.5-6.0	5.5-6.1
Risk-free interest rate	0.4%-0.5%	1.9%-2.3%	0.4%-0.5%	1.9%-2.6%
Volatility	64%	70%-71%	64%	70%-71%
Dividend rate	— %	— %	— %	— %

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

The following table summarizes stock option transactions for the six months ended June 30, 2020 as issued under the 2014 Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term
	Outstanding	Share	(in years)
Balance at December 31, 2019	2,123,117	$4.62	7.87
Options granted	452,650	$3.41
Options exercised	(8,518)	$1.96
Options canceled/forfeited	(67,969)	$2.26
Balance at June 30, 2020	2,499,280	$4.47	7.79
Options vested at June 30, 2020	1,362,956	$6.18	6.93
Options vested and expected to vest at June 30, 2020	2,499,280	$4.47	7.79

The weighted-average grant date fair value of options granted was $1.95 and $1.18 per share for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 total unrecognized employee stock-based compensation related to stock options was $1.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years. As of June 30, 2020, the outstanding stock options had an intrinsic value of $0.7 million.

Restricted Stock Units

There were 16,461 and 16,708 restricted stock units granted by the Company during the three months ended June 30, 2020 and 2019, respectively, and 703,718 and 38,123 restricted stock units granted during the six months ended June 30, 2020 and 2019, respectively, to employees and directors. The shares granted to directors were 100% vested on the grant date and represent compensation for past board services. The shares granted to employees typically vest annually over a period of four years. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the six months ended June 30, 2020 as issued under the Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	-
Restricted stock units granted	703,718	$3.81
Restricted stock units vested	(45,218)	$3.25
Restricted stock units cancelled	(67,500)	$3.85
Outstanding at June 30, 2020	591,000	$3.85

The weighted-average grant-date fair value of all restricted stock units granted during the six months ended June 30, 2020 and June 30, 2019 was $3.81 and $2.42, respectively. The fair value of all restricted stock units vested during the six months ended June 30, 2020 and June 30, 2019 was $0.1 million and approximately $92,000, respectively. At June 30, 2020 total unrecognized employee stock-based compensation related to restricted stock units was $2.0 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.5 years.

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

As of June 30, 2020, there were no purchases by employees under this plan.

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

Other Common Stock Warrants

As of June 30, 2020, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 9. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise of common stock warrants and options. For the three and six months ended June 30, 2020 and 2019, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of June 30,
	2020	2019
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	2,500,113	2,196,278
Outstanding restricted stock units	591,000	—
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series A warrants to purchase common stock	—	485,121
Series C warrants to purchase common stock	—	118,083
Series D warrants to purchase common stock	540,540	540,540
2017 PIPE warrants	6,024,425	6,024,425
2018 PIPE warrants	513,617	513,617
Total	10,288,265	9,996,634

Note 10. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2020 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements.

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

Overview

We were incorporated in the State of Delaware on August 25, 1999, and are located in Redwood City, California. We initially established our operations as Capnia, a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs.  During 2017, we merged with Essentialis, Inc and subsequently received stockholder approval to amend our Amended and Restated Certificate of Incorporation to change our name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.”. After the merger, our primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and we divested all prior business efforts.

Our lead candidate is Diazoxide Choline Controlled Release tablets, or DCCR, once-daily oral tablets for the treatment of Prader-Willi Syndrome, or PWS. DCCR is currently being evaluated in a Phase III clinical development program. The Phase III study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, completed enrollment in January 2020 with 127 patients at 29 sites in the US and UK. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study. Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints and we are evaluating the data from the C601 and C602 studies to determine next steps. DCCR has orphan designation for the treatment of PWS in the United States, or U.S., as well as in the European Union, or E.U.

The spread of the COVID-19 virus during the first half of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. Due to stay at home orders both in the United States and United Kingdom, we have instituted a work from home policy for all of our employees to protect their health and well-being. We have ensured that all of our employees have essential materials to work comfortably and efficiently from home during this time.

We have not experienced a significant financial impact directly related to the pandemic. In June 2020, subsequent to the announcement of top line results from DESTINY PWS, we completed a public offering of shares of our common stock and raised $53.7 million in net proceeds. As of June 30, 2020, we have cash and cash equivalents of $62.5 million, which management believes is sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing. While there has been no meaningful impact on the timelines for top line data for the DESTINY PWS program, there have been certain changes in the conduct of our clinical trials depending on institution-, state- and country-specific restrictions such as stay at home requirements. The changes are consistent with the FDA’s and MHRA’s guidance regarding the conduct of clinical trials during the COVID-19 public health emergency. However, the changes in the way the trial is being conducted may impact the quality and quantity of the overall data being collected (for example, certain study related procedures which need to be conducted at a clinical trial site may not be performed or be delayed) which may have implications for our future plans. As of June 30, 2020, we had an accumulated deficit of $171.0 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Increase (decrease)
	2020	2019	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$6,103	$3,745	$2,358	63%
General and administrative	2,248	1,695	553	33%
Change in fair value of contingent consideration	2,842	183	2,659	1453%
Total operating expenses	11,193	5,623	5,570	99%
Operating loss	(11,193)	(5,623)	(5,570)	99%
Other income (expense)
Change in fair value of warrants liabilities	3,808	(4,267)	8,075	189%
Loss from minority interest investment	—	(165)	165	100%
Interest income	1	47	(46)	98%
Total other income (expense)	3,809	(4,385)	8,194	187%
Net loss	$(7,384)	$(10,008)	$2,624	26%

Revenue

We have yet not commenced commercialization of DCCR, our current sole product, and accordingly, through June 30, 2020, have generated no revenue from operations.

Research and development expense

Research and development expense of $6.1 million for the three months ended June 30, 2020 increased by $2.4 million over the three months ended June 30, 2019. In January 2020 we announced the completion of target enrollment in the DESTINY PWS trial with 29 sites and over 100 subjects. These sites and subjects continued to participate in the trial through June 2020 when we announced top line results. This compares to 15 sites that were enrolled as of June 30, 2019. As a result, we have incurred increased clinical site costs, consulting costs and lab costs. In addition, we are increasing our investment in clinical manufacturing costs to supply DCCR to the patients in the trial and to prepare for the next phase in the regulatory approval process.

General and administrative expense

General and administrative expense of $2.2 million for the three months ended June 30, 2020 increased $0.6 million over the three months ended June 30, 2019. The increase was primarily related to increased compensation costs, costs for intellectual property, and corporate business development expenses.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of DCCR in accordance with the terms of the Essentialis merger agreement. The fair value of the liability for the contingent consideration payable by us achieving the commercial sales milestones of $100 million and $200 million was estimated to be $9.4 million as of June 30, 2020, a $2.8 million increase from the estimate as of March 31, 2020. The step up in value is largely attributable to us announcing top-line results from our DESTINY PWS trial in June 2020. During the three months ended June 30, 2019, the estimate increased $0.2 million from the liability of $5.9 million estimated at March 31, 2019.

Other income (expense)

We had other income of $3.8 million in the three months ended June 30, 2020, compared to other expense of $4.4 million during the three months ended June 30, 2019. The change of $8.2 million was primarily due to a $3.8 million decrease in the fair value of our outstanding warrants during the three months ended June 30, 2020, compared to an increase of $4.3 million during the three months ended June 30, 2019. The change in value of our outstanding warrants is largely attributable to us announcing top-line results from our DESTINY PWS trial in June 2020. In addition, during the three months ended June 30, 2019, we recorded a $0.2 million loss from our minority interest investment in Capnia, our former subsidiary. These increases were slightly offset by a decrease of approximately $46,000 in interest income recorded during the three months ended June 30, 2020 compared to June 30, 2019.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,		Increase (decrease)
	2020	2019	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$12,798	$6,505	$6,293	97%
General and administrative	4,251	3,707	544	15%
Change in fair value of contingent consideration	3,426	389	3,037	781%
Total operating expenses	20,475	10,601	9,874	93%
Operating loss	(20,475)	(10,601)	(9,874)	93%
Other income (expense)
Change in fair value of warrants liabilities	7,221	(6,186)	13,407	217%
Loss from minority interest investment	—	(355)	355	100%
Interest income	12	104	(92)	88%
Total other income (expense)	7,233	(6,437)	13,670	212%
Net loss	$(13,242)	$(17,038)	$3,796	22%

Revenue

We have yet not commenced commercialization of DCCR, our current sole product, and accordingly, through June 30, 2020, have generated no revenue from operations.

Research and development expense

Research and development expense of $12.8 million for the six months ended June 30, 2020 increased by $6.3 million over the six months ended June 30, 2019. In January 2020 we announced the completion of target enrollment in DESTINY PWS trial with 29 sites and over 100 subjects. These sites and subjects continued to participate in the trial through June 2020 when we announced top line results. This compares to 15 sites that were enrolled as of June 30, 2019. As a result, we have incurred increased clinical site costs, consulting costs and lab costs. In addition, we are increasing our investment in clinical manufacturing costs to supply DCCR to the patients in the trial and to prepare for the next phase in the regulatory approval process.

General and administrative expense

General and administrative expense of $4.3 million for the six months ended June 30, 2020 increased $0.5 million over the six months ended June 30, 2019. The increase was primarily related to increased compensation costs, costs for intellectual property, and corporate business development expenses.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of DCCR in accordance with the terms of the Essentialis merger agreement. The fair value of the liability for the contingent consideration payable by us achieving the commercial sales milestones of $100 million and $200 million was estimated to be $9.4 million as of June 30, 2020, a $3.4 million increase from the estimate as of December 31, 2019. The step up in value is largely attributable to us announcing top-line results from our DESTINY PWS trial in June 2020. During the six months ended June 30, 2019, the estimate increased $0.4 million from the liability of $5.6 million estimated at December 31, 2018.

Other income (expense)

We had other income of $7.2 million in the six months ended June 30, 2020, compared to other expense of $6.4 million during the six months ended June 30, 2019. The change of $13.7 million was primarily due to a $7.2 million decrease in the fair value of our outstanding warrants during the six months ended June 30, 2020, compared to an increase of $6.2 million during the six months ended June 30, 2019. In addition, during the six months ended June 30, 2019, we recorded a $0.4 million loss from our minority interest investment in Capnia, our former subsidiary. These increases were slightly offset by a decrease of approximately $92,000 in interest income recorded during the six months ended June 30, 2020 compared to June 30, 2019.

Liquidity and Capital Resources

We had a net loss of $13.2 million during the six months ended June 30, 2020 and an accumulated deficit of $171.0 million at June 30, 2020 as a result of having incurred losses since our inception. We had $62.5 million in cash and cash equivalents and $54.6 million of working capital at June 30, 2020, and used $12.2 million of cash in operating activities during the six months ended June 30, 2020. We have financed our operations principally through issuances of equity securities. On June 26, 2020, we sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. We expect to continue incurring losses for the foreseeable future. However, we expect that our current cash and cash equivalents balance are sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(12,193)	$(7,580)
Net cash used in investing activities	—	(16)
Net cash provided by financing activities	53,959	—
Net increase (decrease) in cash and cash equivalents	$41,766	$(7,596)

Cash used in operating activities

During the six months ended June 30, 2020, operating activities used net cash of $12.2 million, which was primarily due to the net loss of $13.2 million, increased by the add back of non-cash income of $3.8 million for the change in fair value of stock warrants and contingent consideration, and decreased by the add back of  non-cash expenses of $1.0 million for depreciation and amortization, $0.7 million of expenses paid with common stock or equity awards, and $0.1 million for non-cash lease expense. Additionally, the usage of cash during the six months ended June 30, 2020 was reduced by $3.0 million due to changes in operating assets and liabilities.

During the six months ended June 30, 2019, operating activities used net cash of $7.6 million, which was primarily due to the loss from continuing operations of $17.0 million, adjusted for non-cash expenses of $1.0 million for depreciation and amortization,  $0.5 million of expenses paid with common stock or equity awards, $6.6 million for the change in fair value of stock warrants and contingent consideration, a $0.4 million operating loss on minority interest investment, and $0.2 million for non-cash lease expense. Additionally, the usage of cash during the six months ended June 30, 2019 was reduced by $0.9 million due to changes in operating assets and liabilities.

Cash used in investing activities

There were no investing activities during the six months ended June 30, 2020. Minimal cash was used for investing activities in the six months ended June 30, 2019 for the costs of acquiring property and equipment.

Cash provided by financing activities

In June 2020, we obtained $54.0 million of cash from the sale of shares of our common stock in a public offering, net of underwriting discounts and other offering expenses. As of June 30, 2020, $0.3 million of offering expenses had been incurred, but remained unpaid. In addition, we received minimal cash from the issuance of common stock upon stock option exercises during the six months ended June 30, 2020. These cash inflows were minimally offset by cash payments made on our finance lease.  There were no financing activities during the six months ended June 30, 2019.

As of June 30, 2020, we had cash and cash equivalents of $62.5 million.

We believe that we have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2020. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any delay or impediment in our ability to obtain regulatory approval to commercialize in any region, or, if approved, obtain coverage and adequate reimbursement from third-parties, including government payors, for DCCR, may cause us to be unable to generate the revenues necessary to continue our research and development pipeline activities, thereby adversely affecting our business and our prospects for future growth. Further, the success of DCCR will depend on a number of factors, including the following:

•	obtain a sufficiently broad label that would not unduly restrict patient access;
•	receipt of marketing approvals for DCCR in the U.S. and E.U.;
•	building an infrastructure capable of supporting product sales, marketing, and distribution of DCCR in territories where we pursue commercialization directly;
•	establishing commercial manufacturing arrangements with third party manufacturers;
•	establishing commercial distribution agreements with third party distributors;
•	launching commercial sales of DCCR, if and when approved, whether alone or in collaboration with others;
•	acceptance of DCCR, if and when approved, by patients, the medical community, and third-party payers;
•	the regulatory approval pathway that we pursue for DCCR in the United States;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of DCCR following approval;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	protecting our rights in our intellectual property portfolio; and
•	obtaining a commercially viable price for our products.

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

We have incurred significant operating losses since inception and continue to generate losses from operations and have an accumulated deficit of $171.0 million. At June 30, 2020, our cash balance was $62.5 million. We may need to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including increased expenses related to additional resources being deployed to manage enrollment of patients and other activities related to our current ongoing clinical trial of DCCR. We believe that we can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

As of June 30, 2020, we had 10 employees and 17 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of our business partners, clinical trial sites, manufacturing sites and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. While there has been no meaningful impact on the timelines for top line data for the Phase III program, there have been certain changes in the conduct of our clinical trials depending on institution-, state- and country-specific restrictions such as stay at home requirements. The changes are consistent with the FDA’s and MHRA’s guidance regarding the conduct of clinical trials during the COVID-19 public health emergency. However, the changes in the way the trial is being conducted may impact the quality and quantity of the overall data being collected (for example, certain study related procedures which need to be conducted at a clinical trial site may not be performed or be delayed) which may have implications for our future plans.

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

Patent and other intellectual property litigation is prevalent in our sectors. Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to pay significant royalties and other fees.

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

The scope, validity, enforceability, and commercial value of trademark rights are also uncertain. Pending and future trademark applications may not be successful. We do not currently have any trademark applications or registrations for drug name candidates.

We may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive, time-consuming, or unsuccessful.

Competitors may infringe or otherwise violate the patents we rely on, or our other intellectual property rights including trademarks. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent we are asserting is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that the patents we are asserting do not cover the technology in question. An adverse result in any litigation proceeding could put one or more patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Filing, prosecuting and defending patents and trademarks on all of our planned products throughout the world would be prohibitively expensive to us. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

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

Once a pharmaceutical product is approved, a product will be subject to pervasive and continuing regulation by the FDA, EMA, and other health authorities, including, among other things, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. The drug name will also be subject to review and approval by the FDA and other non-U.S. regulatory authorities.

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

On June 26, 2020, we sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Our executive officers, directors and principal stockholders may continue to maintain the ability to control or significantly influence all matters submitted to stockholders for approval and under certain circumstances Abingworth LLP, Vivo Ventures, Nantahala Capital Management, LLC, Oracle Investment Management, Jack W. Schuler and their affiliates may have control over key decision making.

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

Under certain circumstances we may be required to settle the value of the 2017 PIPE Warrants and 2018 PIPE Warrants in cash.

If, at any time while the 2017 PIPE Warrants and 2018 PIPE Warrants, or the Warrants, are outstanding, we enter into a “Fundamental Transaction” (as defined in the Warrants), which includes, but is not limited to, a purchase offer, tender offer or exchange offer, a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or other scheme of arrangement), then each registered holder of outstanding Warrants as at any time prior to the consummation of the Fundamental Transaction, may elect and require us to purchase the Warrants held by such person immediately prior to the consummation of such Fundamental Transaction by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such registered holder’s Warrants.

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

Following the amendment of the Series D Common Stock Purchase Warrants, the holders may exercise their right to acquire common stock and pay an amended exercise price of $8.75 per share prior to the expiration of the five-year term on October 15, 2020. In certain circumstances, the Series D Warrants may be exercisable on a cashless basis. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

We have not paid dividends in the past and do not expect to pay dividends in the future, and, as a result, any return on investment may be limited to the value of our stock.

We have never paid dividends and do not anticipate paying dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates and you sell our common stock thereafter.

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

Date: August 10, 2020	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)