Form 10-Q
period 2020-09-30
SOLENO THERAPEUTICS INC
filed 2020-11-10
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020, there were 79,615,692 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$56,137	$20,733
Prepaid expenses and other current assets	348	411
Total current assets	56,485	21,144
Long-term assets
Property and equipment, net	20	22
Operating lease right-of-use assets	195	398
Finance lease right-of-use assets	17	24
Intangible assets, net	15,067	16,525
Other long-term assets	—	59
Total assets	$71,784	$38,172
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,213	$1,995
Accrued compensation	756	283
Accrued clinical trial site costs	3,399	1,999
Operating lease liabilities	220	305
Other current liabilities	408	382
Total current liabilities	7,996	4,964
Long-term liabilities
2017 PIPE Warrant liability	4,777	10,822
2018 PIPE Warrant liability	867	1,354
Contingent liability for Essentialis purchase price	10,138	5,938
Other long-term liabilities	—	147
Total liabilities	23,778	23,225
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 79,593,621 and 44,658,054 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	80	45
Additional paid-in-capital	227,519	172,708
Accumulated deficit	(179,593)	(157,806)
Total stockholders’ equity	48,006	14,947
Total liabilities and stockholders’ equity	$71,784	$38,172

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$4,827	$4,490	$17,625	$10,995
General and administrative	2,256	1,615	6,507	5,322
Change in fair value of contingent consideration	774	28	4,200	417
Total operating expenses	7,857	6,133	28,332	16,734
Operating loss	(7,857)	(6,133)	(28,332)	(16,734)
Other income (expense)
Change in fair value of warrants liabilities	(689)	7,116	6,532	930
Loss from minority interest investment	—	(123)	—	(478)
Interest income	1	29	13	133
Total other income (expense)	(688)	7,022	6,545	585
Net income (loss)	$(8,545)	$889	$(21,787)	$(16,149)
Net income (loss) per common share:
Basic	$(0.11)	$0.03	$(0.38)	$(0.51)
Diluted	$(0.11)	$(0.19)	$(0.38)	$(0.53)
Weighted-average common shares outstanding used in per-share calculation:
Basic	79,583,254	31,793,292	56,916,137	31,775,590
Diluted	79,583,254	32,443,647	56,916,137	32,235,528

See accompanying notes to condensed consolidated financial statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(unaudited)

(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	44,658,054	$45	$172,708	$(157,806)	$14,947
Stock-based compensation			392		392
Issuance of common stock under equity incentive plan	28,757	—			—
Net loss				(5,858)	(5,858)
Balances at March 31, 2020	44,686,811	45	173,100	(163,664)	9,481
Stock-based compensation			341		341
Issuance of common stock under equity incentive plan	24,979	—	17		17
Sale of common stock in public offering, net of costs of $3,778	34,848,484	35	53,687		53,722
Net loss				(7,384)	(7,384)
Balances at June 30, 2020	79,560,274	80	227,145	(171,048)	56,177
Stock-based compensation			374		374
Issuance of common stock under equity incentive plan	33,347	—			—
Net loss				(8,545)	(8,545)
Balances at September 30, 2020	79,593,621	$80	$227,519	$(179,593)	$48,006

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	31,755,169	$32	$157,413	$(127,032)	$30,413
Stock-based compensation			248		248
Issuance of common stock under equity incentive plan	21,415	—			—
Net loss				(7,030)	(7,030)
Balances at March 31, 2019	31,776,584	32	157,661	(134,062)	23,631
Stock-based compensation			220		220
Issuance of common stock under equity incentive plan	16,708	—			—
Net loss				(10,008)	(10,008)
Balances at June 30, 2019	31,793,292	32	157,881	(144,070)	13,843
Stock-based compensation			153		153
Net loss				889	889
Balances at September 30, 2019	31,793,292	$32	$158,034	$(143,181)	$14,885

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,787)	$(16,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,466	1,468
Noncash lease expense	210	322
Stock-based compensation expense	1,107	621
Change in fair value of stock warrants	(6,532)	(930)
Change in fair value of contingent consideration	4,200	417
Operating loss on minority interest investment	—	478
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	122	154
Due from related party	—	55
Accounts payable	1,215	801
Accrued compensation	473	4
Accrued clinical trial site costs	1,400	711
Operating lease liabilities	(224)	(318)
Other liabilities	(7)	67
Net cash used in operating activities	(18,357)	(12,299)
Cash flows from investing activities:
Purchases of property and equipment	(3)	(16)
Security deposit on sublease	—	(59)
Proceeds from sale of minority interest investment in former subsidiary	—	500
Net cash provided by (used in) investing activities	(3)	425
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	53,760	—
Proceeds from stock option exercises	17	—
Principal paid on finance lease liabilities	(13)	—
Net cash provided by financing activities	53,764	—
Net increase (decrease) in cash and cash equivalents	35,404	(11,874)
Cash and cash equivalents, beginning of period	20,733	23,099
Cash and cash equivalents, end of period	$56,137	$11,225

Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable	$3	$—
Purchases of property and equipment with capital lease obligation	$—	$28
Financing costs in accounts payable and accrued liabilities	$38	$—

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

September 30, 2020

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) was incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. The Company initially established its operations as Capnia, a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs.  During 2017, Soleno received stockholder approval to amend its Amended and Restated Certificate of Incorporation to change its name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” and merged with Essentialis, Inc. After the merger, the Company’s primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and the Company divested itself of its prior business efforts.

The Company’s lead candidate is Diazoxide Choline Controlled Release tablets, or DCCR, once-daily oral tablets for the treatment of Prader-Willi Syndrome, or PWS. DCCR has orphan designation for the treatment of PWS in the United Statesas well as in the European Union.

DCCR has been evaluated in a Phase III clinical development program (C601 or DESTINY PWS) with top line results announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints and the Company is evaluating the data from the C601 and C602 studies to determine next steps. DESTINY PWS was a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study.

Note 2. Liquidity

The Company had a net loss of $21.8 million during the nine months ended September 30, 2020 and has an accumulated deficit of $179.6 million at September 30, 2020 resulting from having incurred losses since its inception. The Company had $56.1 million of cash and cash equivalents on hand at September 30, 2020 and used $18.4 million of cash in its operating activities during the nine months ended September 30, 2020. The Company has financed its operations principally through issuances of equity securities. On June 26, 2020, the Company sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash and cash equivalents balance are sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the nine months ended September 30, 2020 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Below are those policies with current period updates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2019, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 4, 2020.

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

During the nine months ended September 30, 2020, other than ASU 2019-12, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

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

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2017 PIPE warrant liability	$4,777	$—	$—	$4,777
2018 PIPE warrant liability	867	—	—	867
Essentialis purchase price contingency liability	10,138	—	—	10,138
Total common stock warrant and contingent consideration liability	$15,782	$—	$—	$15,782

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
2017 PIPE warrant liability	$10,822	$—	$—	$10,822
2018 PIPE warrant liability	1,354	—	—	1,354
Essentialis purchase price contingency liability	5,938	—	—	5,938
Total common stock warrant and contingent consideration liability	$18,114	$—	$—	$18,114

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

There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities (dollars in thousands).

	Series C Warrants		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at December 31, 2019	118,083	$—	6,024,425	$10,822	513,617	$1,354	$5,938
Expiration of Series C Warrants	(118,083)	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	(6,045)	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	(487)	—
Change in value of contingent liability	—	—	—	—	—	—	4,200
Balance at September 30, 2020	—	$—	6,024,425	$4,777	513,617	$867	$10,138

Note 5. Warrant Liabilities

The Company has issued the following warrant series that are considered liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging: Series C Warrants, the 2017 PIPE Warrants and the 2018 PIPE Warrants. The 2017 PIPE Warrants and the 2018 PIPE Warrants (the “Warrants”) remain outstanding at September 30, 2020.

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

Series C Warrants

As of September 30, 2020, the fair value of the Series C Warrants was zero as the warrants had expired. This balance is consistent with the balance as of December 31, 2019.

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

As of September 30, 2020, the fair value of the 2017 PIPE Warrants was estimated at $4.8 million. The increase in the fair value of the liability for the 2017 PIPE Warrants of $0.5 million during the three months ended September 30, 2020 and the decrease in the fair value of $6.0 million during the nine months ended September 30, 2020 were recorded as other income (expense) in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants as of September 30, 2020 using a Black-Scholes pricing model, and the fair value as of December 31, 2019 using a Monte Carlo simulation of a geometric Brownian motion model. Both models require the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	September 30, 2020	December 31, 2019
Volatility	123%	99%
Contractual term (years)	0.2	1.0
Expected dividend yield	—%	—%
Risk-free rate	0.10%	1.60%

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

As of September 30, 2020, the fair value of the 2018 PIPE Warrants was estimated at $0.9 million. The $0.1 million increase in the fair value of the liability for the 2018 PIPE Warrants during the three months ended September 30, 2020 and the decrease in the fair value of $0.5 million during the nine months ended September 30, 2020 were recorded as other income (expense) in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants as of September 30, 2020 using a Black-Scholes pricing model, and the fair value as of December 31, 2019 using a Monte Carlo simulation of a geometric Brownian motion model. Both models require the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	September 30, 2020	December 31, 2019
Volatility	100%	99%
Contractual term (years)	3.2	4.0
Expected dividend yield	—%	—%
Risk-free rate	0.17%	1.56%

The Black-Scholes pricing model and the Monte Carlo simulation of a geometric Brownian motion model require the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates.

•	Volatility: The Company calculates the estimated volatility rate based on the volatilities of common stock of comparable companies in its industry together with the volatility of its own stock.
•	Expected life: The expected life of the warrants is based on the contractual term of the warrants.
•

Expected dividend yield: The Company has never declared or paid any cash dividends and does not currently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

•	Risk-free rate: The risk-free interest rate is based on the U.S. Treasury rate for similar periods as those of expected volatility.

Note 6. Commitments and Contingencies

Facility Leases

The Company’s previous operating lease for its headquarters facility office space in Redwood City, California, terminated in August 2019, along with the related subleases. One of the subleases was with Capnia, of which the Company was a joint owner until September 2019. Sublease income received from Capnia during the three and nine months ended September 30, 2019 was approximately $16,000 and $65,000, respectively.

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

The components of lease expense during the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost:
Operating lease cost	$76	$108	$229	$340
Sublease income	—	(43)	—	(173)
Total operating lease cost	$76	$65	$229	$167

Finance lease cost:
Amortization of right-of-use assets	$2	$1	$7	$1
Interest on lease liabilities	—	—	1	—
Total finance lease cost	$2	$1	$8	$1

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

During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the share issuance the Company no longer held a controlling interest in Capnia and resulted in the deconsolidation of Capnia’s financial statements from those of the Company. The remaining 47% investment in Capnia was classified as an equity method investment and was presented as a Minority interest investment in former subsidiary in the condensed consolidated balance sheet.   The Company’s share of Capnia’s net losses during the three and nine months ended September 30, 2019 are recorded in the condensed consolidated statements of operations in the line titled “Loss from minority interest investment”. During September 2019, the Company sold its remaining 47% investment in Capnia. Following the transaction, the Company has no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

Note 8. Stockholders’ Equity

Equity Incentive Plans

2014 Plan

The Company has adopted the 2014 Equity Incentive Plan, or the 2014 Plan. Under the 2014 Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or performance shares to employees, directors, advisors, and consultants. Options granted under the 2014 Plan may be incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and directors.

The Company’s Board of Directors (the “Board”) has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of September 30, 2020, a total of 1,780,797 shares are available for future grant under the 2014 Plan.

Inducement Plan

On September 28, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.

The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2014 Plan.

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition. There have been no awards granted under the Inducement Plan as of September 30, 2020.

 Stock-based compensation expense

The Company recognizes stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during any of the periods presented

Stock-based compensation expense was recognized in the condensed consolidated statements of operations as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$91	$42	$252	$132
General and administrative	283	111	855	489
Total	$374	$153	$1,107	$621

Stock Options

The Company granted options to purchase 47,500 and zero shares of the Company’s common stock during the three months ended September 30, 2020 and 2019, respectively, and 500,150 and 565,785 shares of the Company’s common stock during the nine months ended September 30, 2020 and 2019, respectively. The fair value of each award was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2020	2020	2019
Expected life (years)	6.0	5.5-6.0	5.5-6.1
Risk-free interest rate	0.4%	0.4%-0.5%	1.9%-2.6%
Volatility	84%	64%-84%	70%-71%
Dividend rate	— %	— %	— %

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

•	Risk-free interest rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.
•	Volatility: The estimated volatility rate is based on the volatilities of the Company’s common stock together with comparable companies in the Company’s industry.
•

Dividend rate: The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes stock option transactions for the nine months ended September 30, 2020 as issued under the 2014 Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term
	Outstanding	Share	(in years)
Balance at January 1, 2020	2,123,117	$4.62	7.87
Options granted	500,150	$3.26
Options exercised	(8,518)	$1.96
Options canceled/forfeited	(101,010)	$2.34
Balance at September 30, 2020	2,513,739	$4.45	7.58
Options vested at September 30, 2020	1,447,808	$5.95	6.76
Options vested and expected to vest at September 30, 2020	2,513,739	$4.45	7.58

The weighted-average grant date fair value of options granted was $1.89 and $1.17 per share for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 total unrecognized employee stock-based compensation related to stock options was $1.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. As of September 30, 2020, the outstanding stock options had an intrinsic value of $1.0 million.

Restricted Stock Units

There were 23,347 and zero restricted stock units granted by the Company during the three months ended September 30, 2020 and 2019, respectively, and 727,065 and 38,123 restricted stock units granted during the nine months ended September 30, 2020 and 2019, respectively, to employees and directors. The shares granted to directors were 100% vested on the grant date and represent compensation for past board services. The shares granted to employees typically vest annually over a period of four years. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the nine months ended September 30, 2020 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2020	—
Restricted stock units granted	727,065	$3.74
Restricted stock units vested	(78,565)	$2.87
Restricted stock units cancelled	(67,500)	$3.85
Outstanding at September 30, 2020	581,000	$3.85

The weighted-average grant-date fair value of all restricted stock units granted during the nine months ended September 30, 2020 and 2019 was $3.74 and $2.42, respectively. The fair value of all restricted stock units vested during the nine months ended September 30, 2020 and 2019 was $0.2 million and approximately $92,000, respectively. At September 30, 2020 total unrecognized employee stock-based compensation related to restricted stock units was $1.9 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.3 years.

2014 Employee Stock Purchase Plan

The Company’s Board and stockholders have adopted the 2014 Employee Stock Purchase Plan, or the ESPP. The ESPP has become effective, and the Board will implement commencement of offers thereunder in its discretion. A total of 27,967 shares of the Company’s common stock has been made available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each year beginning in the year following the initial date that the Board authorizes commencement, equal to the least of:

•	1.0% of the outstanding shares of the Company’s common stock on the first day of such year;
•	55,936 shares; or
•	such amount as determined by the Board.

As of September 30, 2020, there were no purchases by employees under this plan.

Series D Warrants

The Company issued 270,270 Series D Warrants in October 2015, which are exercisable into 540,540 shares of the Company’s common stock, with an exercise price of $8.75 and a term of five years, expiring on October 15, 2020. The Company’s Series D Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. They also contain a cashless exercise feature that provides for their net share settlement at the option of the holder in the event that there is no effective registration statement covering the continuous offer and sale of the warrants and underlying shares. The Company is required to comply with certain requirements to cause or maintain the effectiveness of a registration statement for the offer and sale of these securities. The Series D Warrant agreement further provides for the payment of liquidated damages at an amount per month equal to 1% of the aggregate VWAP of the shares into which each Series D Warrant is convertible in the event that the Company is unable to maintain the effectiveness of a registration statement as described herein. The Company evaluated the registration payment arrangement stipulated in the terms of this securities agreement and determined that it is probable that the Company will maintain an effective registration statement and has therefore not allocated any portion of the proceeds to the registration payment arrangement. The Series D Warrant agreement specifically provides that under no circumstances will the Company be required to settle any Series D Warrant exercise for cash, whether by net settlement or otherwise.

Accounting Treatment

The Company accounts for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. As indicated above, the Company is not required under any circumstance to settle any Series D Warrant exercise for cash. The Company has therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants

As of September 30, 2020, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) - basic	$(8,545)	$889	$(21,787)	$(16,149)
Less: noncash income from change in fair value of warrants	—	7,090	—	906
Net loss - diluted	$(8,545)	$(6,201)	$(21,787)	$(17,055)

Denominator:
Basic weighted-average common shares outstanding	79,583,254	31,793,292	56,916,137	31,775,590

Effect of dilutive securities:
Options to purchase common stock	—	260,882	—	236,395
Warrants	—	389,473	—	223,543
Diluted weighted-average common shares outstanding	79,583,254	32,443,647	56,916,137	32,235,528

Net income (loss) per common share:
Basic	$(0.11)	$0.03	$(0.38)	$(0.51)
Diluted	$(0.11)	$(0.19)	$(0.38)	$(0.53)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact, either due to the losses reported or because the exercise price was greater than the average market price of the shares of common stock during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070	102,070	102,070
Options to purchase common stock	2,513,739	1,875,442	2,513,739	1,899,930
Outstanding restricted stock units	581,000	—	581,000	—
Warrants issued to underwriter to purchase common stock	16,500	16,500	16,500	16,500
Series A warrants to purchase common stock	—	485,121	—	485,121
Series C warrants to purchase common stock	—	118,083	—	118,083
Series D warrants to purchase common stock	540,540	540,540	540,540	540,540
2017 PIPE warrants	6,024,425	5,665,548	6,024,425	5,818,443
2018 PIPE warrants	513,617	483,021	513,617	496,056
Total	10,291,891	9,286,325	10,291,891	9,476,743

Note 10. Subsequent Events

The Company has evaluated its subsequent events from September 30, 2020 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the item noted below.

Series D Warrants

The Company issued 270,270 Series D Warrants in October 2015, which are exercisable into 540,540 shares of the Company’s common stock, with an exercise price of $8.75 and a term of five years, expiring on October 15, 2020. These warrants subsequently expired without being exercised.

Increase in Authorized Shares of Common Stock

On September 28, 2020, the Board approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000 shares and recommended that the Company’s stockholders approve such amendment. Subsequently, on November 10, 2020 a special meeting of  the Company’s stockholders was held where the amendment was approved by the stockholders. Following the special meeting and obtaining the requisite vote of the stockholders, the amendment was filed with the Delaware Secretary of State on November 10, 2020.

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

Overview

We were incorporated in the State of Delaware on August 25, 1999, and are located in Redwood City, California. We initially established our operations as Capnia, a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs.  During 2017, we merged with Essentialis, Inc and subsequently received stockholder approval to amend our Amended and Restated Certificate of Incorporation to change our name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” After the merger, our primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and we divested all prior business efforts.

Our lead candidate is Diazoxide Choline Controlled Release tablets, or DCCR, once-daily oral tablets for the treatment of Prader-Willi Syndrome, or PWS. DCCR has orphan designation for the treatment of PWS in the United States as well as in the European Union.

DCCR has been evaluated in a Phase III clinical development program (C601 or DESTINY PWS) with top line results announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints and we are evaluating the data from the C601 and C602 studies to determine next steps. DESTINY PWS was a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study.

The spread of the COVID-19 virus during 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. Due to stay at home orders both in the U.S. and U.K., we have instituted a work from home policy for all of our employees to protect their health and well-being. We have ensured that all of our employees have essential materials to work comfortably and efficiently from home during this time.

We have not experienced a significant financial impact directly related to the COVID-19 pandemic. In June 2020, subsequent to the announcement of top line results from DESTINY PWS, we completed a public offering of shares of our common stock and raised $53.7 million in net proceeds. As of September 30, 2020, we have cash and cash equivalents of $56.1 million, which management believes is sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing. As of September 30, 2020, we had an accumulated deficit of $179.6 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

While there was no meaningful impact on the timelines for top line data for the DESTINY PWS program, there have been certain changes in the conduct of our clinical trials depending on institution-, state- and country-specific restrictions such as stay at home requirements. The changes are consistent with the FDA’s and the U.K.’s Medicines and Healthcare products Regulatory Agency’s guidance regarding the conduct of clinical trials during the COVID-19 public health emergency. However, the changes in the way the trial was conducted may impact the quality and quantity of the overall data being collected, which may have implications for our future plans. For example, certain study related procedures which need to be conducted at a clinical trial site may not be performed or be delayed.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Increase (decrease)
	2020	2019	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$4,827	$4,490	$337	8%
General and administrative	2,256	1,615	641	40%
Change in fair value of contingent consideration	774	28	746	2664%
Total operating expenses	7,857	6,133	1,724	28%
Operating loss	(7,857)	(6,133)	(1,724)	28%
Other income (expense)
Change in fair value of warrants liabilities	(689)	7,116	(7,805)	110%
Loss from minority interest investment	—	(123)	123	100%
Interest income	1	29	(28)	97%
Total other income (expense)	(688)	7,022	(7,710)	110%
Net income (loss)	$(8,545)	$889	$(9,434)	1061%

Revenue

We have yet not commenced commercialization of DCCR, our current sole product, and accordingly, through September 30, 2020, have generated no revenue from operations.

Research and development expense

Research and development expense of $4.8 million for the three months ended September 30, 2020 increased by $0.3 million over the three months ended September 30, 2019. In January 2020, we announced the completion of target enrollment in the DESTINY PWS trial with 29 sites and over 100 subjects, and in June 2020, we announced top line results. Many of these sites and subjects continued to participate in the open-label, extension trial during the three months ended September 2020. This compares to 26 sites that were enrolled as of September 30, 2019. As a result, we have incurred increased clinical site costs, consulting costs and lab costs. In addition, we are increasing our investment in clinical manufacturing costs to continue to supply DCCR to the patients in the trial and to prepare for the next phase in the regulatory approval process.

General and administrative expense

General and administrative expense of $2.3 million for the three months ended September 30, 2020 increased $0.6 million over the three months ended September 30, 2019. The increase was primarily related to increased compensation costs, costs for intellectual property, and corporate business development expenses.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of DCCR in accordance with the terms of the Essentialis merger agreement. The fair value of the liability for the contingent consideration payable by us achieving the commercial sales milestones of $100 million and $200 million was estimated to be $10.1 million as of September 30, 2020, a $0.8 million increase from the estimate as of June 30, 2020. During the three months ended September 30, 2019, the estimate increased approximately $28,000 from the $6.0 million estimated at June 30, 2019.

Other income (expense)

We had other expense of $0.7 million in the three months ended September 30, 2020, compared to other income of $7.0 million during the three months ended September 30, 2019. The change of $7.7 million was primarily due to a $0.7 million increase in the fair value of our outstanding warrants during the three months ended September 30, 2020, compared to a decrease of $7.1 million during the three months ended September 30, 2019. The change in value of our outstanding warrants is largely attributable to the fluctuations of our common stock price. In addition, during the three months ended September 30, 2019, we recorded a $0.1 million loss from our minority interest investment in Capnia, our former subsidiary, which includes $0.2 million for our share of Capnia’s net losses during the period, partially offset by a gain of approximately $33,000 recognized upon the sale of the investment. These increases were slightly offset by a decrease of approximately $28,000 in interest income recorded during the three months ended September 30, 2020 compared to September 30, 2019.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Increase (decrease)
	2020	2019	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$17,625	$10,995	$6,630	60%
General and administrative	6,507	5,322	1,185	22%
Change in fair value of contingent consideration	4,200	417	3,783	907%
Total operating expenses	28,332	16,734	11,598	69%
Operating loss	(28,332)	(16,734)	(11,598)	69%
Other income
Change in fair value of warrants liabilities	6,532	930	5,602	602%
Loss from minority interest investment	—	(478)	478	100%
Interest income	13	133	(120)	90%
Total other income	6,545	585	5,960	1019%
Net loss	$(21,787)	$(16,149)	$(5,638)	35%

Revenue

We have yet not commenced commercialization of DCCR, our current sole product, and accordingly, through September 30, 2020, have generated no revenue from operations.

Research and development expense

Research and development expense of $17.6 million for the nine months ended September 30, 2020 increased by $6.6 million over the nine months ended September 30, 2019. In January 2020, we announced the completion of target enrollment in DESTINY PWS trial with 29 sites and over 100 subjects, and in June 2020, we announced top line results. Many of these sites and subjects continued to participate in the open-label, extension trial during the three months ended September 2020. This compares to 26 sites that were enrolled as of September 30, 2019. As a result, we have incurred increased clinical site costs, consulting costs and lab costs. In addition, we are increasing our investment in clinical manufacturing costs to continue to supply DCCR to the patients in the trial and to prepare for the next phase in the regulatory approval process.

General and administrative expense

General and administrative expense of $6.5 million for the nine months ended September 30, 2020 increased $1.2 million over the nine months ended September 30, 2019. The increase was primarily related to increased compensation costs, costs for intellectual property, and corporate business development expenses.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of DCCR in accordance with the terms of the Essentialis merger agreement. The fair value of the liability for the contingent consideration payable by us achieving the commercial sales milestones of $100 million and $200 million was estimated to be $10.1 million as of September 30, 2020, a $4.2 million increase from the estimate as of December 31, 2019. The step up in value is largely attributable to us announcing top-line results from our DESTINY PWS trial in June 2020. During the nine months ended September 30, 2019, the estimate increased $0.4 million from the liability of $5.6 million estimated at December 31, 2018.

Other income

We had other income of $6.5 million in the nine months ended September 30, 2020, compared to $0.6 million during the nine months ended September 30, 2019. The increase of $6.0 million was primarily due to a $6.5 million decrease in the fair value of our outstanding warrants during the nine months ended September 30, 2020, compared to a decrease of $0.9 million during the nine months ended September 30, 2019. In addition, during the nine months ended September 30, 2019, we recorded a $0.5 million loss from our minority interest investment in Capnia, our former subsidiary, which includes $0.5 million for our share of Capnia’s net losses during the period, partially offset by a gain of approximately $33,000 recognized upon the sale of the investment. These increases were slightly offset by a decrease of $0.1 million in interest income recorded during the nine months ended September 30, 2020 compared to September 30, 2019.

Liquidity and Capital Resources

We had a net loss of $21.8 million during the nine months ended September 30, 2020 and an accumulated deficit of $179.6 million at September 30, 2020 as a result of having incurred losses since our inception. We had $56.1 million in cash and cash equivalents and $48.5 million of working capital at September 30, 2020, and used $18.4 million of cash in operating activities during the nine months ended September 30, 2020. We have financed our operations principally through issuances of equity securities. On June 26, 2020, we sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. We expect to continue incurring losses for the foreseeable future. However, we expect that our current cash and cash equivalents balance are sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(18,357)	$(12,299)
Net cash provided by (used in) investing activities	(3)	425
Net cash provided by financing activities	53,764	—
Net increase (decrease) in cash and cash equivalents	$35,404	$(11,874)

Cash used in operating activities

During the nine months ended September 30, 2020, operating activities used net cash of $18.4 million, which was primarily due to the net loss of $21.8 million, increased by the add back of non-cash appreciation and income of $2.3 million for the change in fair value of stock warrants and contingent consideration, and decreased by the add back of  non-cash expenses of $1.5 million for depreciation and amortization, $1.1 million for stock based compensation, and $0.2 million for non-cash lease expense. Additionally, the usage of cash during the nine months ended September 30, 2020 was reduced by $3.0 million due to changes in operating assets and liabilities.

During the nine months ended September 30, 2019, operating activities used net cash of $12.3 million, which was primarily due to the net loss of $16.1 million, decreased by the add back of non-cash charge of $0.5 million for the change in fair value of stock warrants, partially offset by an increase in contingent consideration. These uses are adjusted for non-cash expenses of $1.5 million for depreciation and amortization, $0.6 million for stock based compensation, a $0.5 million operating loss on minority interest investment, and $0.3 million for non-cash lease expense. Additionally, the usage of cash during the nine months ended September 30, 2019 was reduced by $1.5 million due to changes in operating assets and liabilities.

Cash used in investing activities

Minimal cash was used for investing activities in the nine months ended September 30, 2020 for the costs of acquiring property and equipment. During the nine months ended September 30, 2019, investing activities provided cash of $0.4 million. This was primarily a result of the $0.5 million that we received for the sale of our 47% investment in Capnia to SiNON Therapeutics in September 2019. This was partially offset by cash that was used for a deposit of approximately $59,000 related to the lease that we entered into in July 2019 for 6,368 square feet of new space in Redwood City, California, and $16,000 for the acquisition of property and equipment.

Cash provided by financing activities

During the nine months ended September 30, 2020, we obtained $53.8 million of cash from the sale of shares of our common stock in a public offering, net of underwriting discounts and other offering expenses. As of September 30, 2020, approximately $38,000 of offering expenses had been incurred, but remained unpaid. In addition, we received minimal cash from the issuance of common stock upon stock option exercises during the nine months ended September 30, 2020. These cash inflows were minimally offset by cash payments made on our finance lease.  There were no financing activities during the nine months ended September 30, 2019.

As of September 30, 2020, we had cash and cash equivalents of $56.1 million.

We believe that we have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2020. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factor

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•	we are primarily a clinical-stage company with no approved products, which makes assessment of our future viability difficult;
•	we are significantly dependent upon the success of DCCR, our sole therapeutic product candidate;
•

if clinical studies of any of our planned products fail to demonstrate safety and effectiveness to the satisfaction of the FDA or similar regulatory authorities outside the U.S. or do not otherwise produce positive results, we may incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of our planned products;

•	if we fail to obtain regulatory approval for DCCR in the U.S. and E.U., our business would be harmed;
•

we have a limited commercialization history and have incurred significant losses since our inception, and we anticipate that we will continue to incur substantial losses for the foreseeable future. We transitioned to be primarily a research and development company, which, together with our limited operating history, makes it difficult to evaluate our business and assess our future viability;

•	we may not be successful in commercializing our approved products;
•	our patent rights may prove to be an inadequate barrier to competition; and
•

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

We have incurred significant operating losses since inception and continue to generate losses from operations. At September 30, 2020, we have an accumulated deficit of $179.6 million and our cash and cash equivalents balance was $56.1 million. We may need to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including increased expenses related to additional resources being deployed to manage enrollment of patients and other activities related to our current ongoing clinical trial of DCCR. We believe that we can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our Board, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

If we attempt to seek appropriate strategic partners, we may face significant competition, and the negotiation process to secure favorable terms is time-consuming and complex. We may not be successful in our efforts to establish such a strategic partnership for any future products and programs on terms that are acceptable to us, or at all.

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

There has recently been increased activity in the development of drugs to treat PWS. We are aware of seven other current or proposed clinical trials evaluating PWS therapies.

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

Even if we are able to engage partners in commercializing our products, they may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

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

As of September 30, 2020, we had 13 employees and 15 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 1, 2020, through September 30, 2020, the high and low closing prices of our common stock ranged from $4.23 to $1.64. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

•	the results of our clinical trials and our ability to obtain regulatory approval of DCCR in Prader Willi Syndromeour clinical trials and our ability to obtain regulatory approval for DCCR;
•	our ability to successfully commercialize, and realize significant revenues from sales of our products;
•	the success of competitive products or technologies;
•	the results of other clinical studies of our products or those of our competitors;
•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;
•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or planned products;
•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	the other risks described in this “Risk Factors” section.

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

Our ability to utilize our federal net operating loss, carryforwards and federal tax credit will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). During the year ended December 31, 2016, we experienced an “ownership change”, and in the year ended December 31, 2017 our acquisition of Essentialis resulted in an ownership change, of which both changes will limit our ability to utilize our existing and acquired net operating losses and other tax attributes to offset taxable income. In addition, we also raised capital in October 2019 and June 2020 that may further limit our ability to utilize our net operating losses and other tax attributes to offset taxable incom As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability to us.

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

The warrants we have issued and outstanding do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Holders of the 2017 PIPE Warrants are entitled to purchase one share of our common stock at an exercise price equal to $2.00 per share prior to December 15, 2020. Holders of the 2018 PIPE Warrants are entitled to purchase one share of our common stock at an exercise price equal to $2.00 per share prior to the expiration of the five-year term on December 21, 2023.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

•	our Board is divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;
•

our Board has the right to elect directors to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on our Board;

•

our stockholders are not able to act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock cannot take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by our Board, the chairman of our board, the chief executive officer or the president;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	amendments of our certificate of incorporation and bylaws require the approval of 66 2/3% of our outstanding voting securities;
•

our stockholders are required to provide advance notice and additional disclosures in order to nominate individuals for election to our Board or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•

our Board are able to issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

We have never paid dividends and do not anticipate paying dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our Board may deem relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates and you sell our common stock thereafter.

General risks

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

While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of our business partners, clinical trial sites, manufacturing sites and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. While there was no meaningful impact on the timelines for top line data for the Phase III program, there have been certain changes in the conduct of our clinical trials depending on institution-, state- and country-specific restrictions such as stay at home requirements. The changes are consistent with the FDA’s and MHRA’s guidance regarding the conduct of clinical trials during the COVID-19 public health emergency. However, the changes in the way the trial is being conducted may impact the quality and quantity of the overall data being collected (for example, certain study related procedures which need to be conducted at a clinical trial site may not be performed or be delayed) which may have implications for our future plans.

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

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the SEC, and the rules and regulations of The NASDAQ Capital Market, or NASDAQ. The expenses of being a public company are material, and compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it difficult and expensive for us to obtain adequate director and officer liability insurance, and we may be required to accept reduced policy limits on coverage or incur substantial costs to maintain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our Board, our Board committees, or as executive officers.

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

Date: November 10, 2020	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)