Form 10-K
period 2020-12-31
SOLENO THERAPEUTICS INC
filed 2021-03-03
CIK 1484565

ir

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of stock held by non-affiliates of the registrant on June 30, 2020, based on the closing price of $2.22 for shares of the registrant’s common stock as reported by the NASDAQ Capital Market, was approximately $98.3 million. Shares of Common Stock held by each executive officer, director and beneficial holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of February 26, 2021 there were 79,723,680 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Soleno Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” “plan” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, the regulatory regime for our products, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; the impact of the COVID-19 pandemic on our ongoing and planned clinical trials or operations; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. Particular uncertainties that could affect future results include: our ability to achieve or maintain profitability; our ability to obtain substantial additional capital that may be necessary to expand our business; our ability to maintain internal control over financial reporting; our dependence on, and need to attract and retain, key management and other personnel; our ability to obtain, protect and enforce our intellectual property rights; potential advantages that our competitors and potential competitors may have in securing funding or developing products; business interruptions such as earthquakes and other natural disasters; our ability to comply with laws and regulations; potential product liability claims; and our ability to use our net operating loss carryforwards to offset future taxable income. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Company Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead drug, Diazoxide Choline Controlled-Release tablets (DCCR), is a potent ATP-sensitive potassium (KATP) channel activator.  The KATP channel plays a central role in the regulation of a number of physiological processes, and the pathophysiology of several diseases. In the context of the underlying genetic or structural defects in many forms of hyperphagic obesity, including Prader-Willi syndrome (PWS), these pathophysiological processes may cumulatively contribute to increases in appetite and aggressive food seeking, lack of satiety, accumulation of excess body fat and the establishment and perpetuation of the obese state.

 DCCR’s unique mode of action with targets in the brain, pancreas and fat tissue has the potential to broadly impact complex diseases like PWS to reduce appetite, reduce food seeking, improve satiety, improve insulin and leptin resistance and reduce body fat.  It appears that many of the problematic behaviors in conditions like PWS may have hyperphagic drive as a root cause and may therefore be improved by addressing hyperphagia. We have a Fast-Track designation for DCCR in PWS and orphan drug designation for the drug in the United States (U.S.) and European Union (E.U.).

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study.  Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. We are evaluating the data and are in communication with the  U.S. Food and Drug Administration (FDA) to determine next steps.

Our current focus is the development of DCCR for PWS. However, other syndromes that may be similarly addressed include Fragile X-PWS Phenotype, Smith-Magenis syndrome as well as the more severely impacted forms of MC4R deficiency, a common cause of genetic obesity. Another type of disease where DCCR may be efficacious is where hypoglycemia is a significant problem. Examples include hyperinsulinemic hypoglycemia and certain Glycogen Storage Diseases.

Diazoxide Choline Controlled-Release Tablets

DCCR tablets consist of the active ingredient diazoxide choline, a choline salt of diazoxide, which is a benzothiadiazine. Once solubilized from the formulation, diazoxide choline is rapidly converted to diazoxide prior to absorption. Diazoxide acts by stimulating ion flux through KATP. Diazoxide appears to act on signs and symptoms of PWS in a variety of ways. Activating the KATP channel in NPY/AgRP neurons in the hypothalamus results in the hyperpolarization of the plasma membrane and thereby reduces secretion of neuropeptide Y (NPY), Agouti-related peptile (AgRP) and likely gamma-amino butyric acid (GABA) contributing to a reduction in hyperphagia. Activating the KATP channel in the dorsal motor nucleus of vagus has the potential to potentiate the effects of leptin, insulin and α-melanocortin stimulating hormone to reduce hyperinsulinemia, and improve appetite and satiety. Activating the KATP in pancreatic β-cells can further reduce the contribution of hyperinsulinemia in the accumulation of excess body fat and the progression to insulin resistance and to the establishment of leptin resistance. Activating the KATP channel in adipocytes has the potential to decrease de-novo triglyceride synthesis and increase β-oxidation of fat reducing fat mass.

In the U.S., diazoxide was first approved in 1973 as an intravenous formulation, for the emergency treatment of malignant hypertension. In 1976, immediate-release oral formulations including Proglycem® Oral Suspension and Capsules, or Proglycem, were approved and there has been nearly 40 years of use of the 2-3 times a day, orally-administered, drug product in the approved indications. Both the capsule and IV formulations have been withdrawn from the US market for reasons other than safety. In addition, there are also extensive data on short term and chronic use of Proglycem in children with congenital hyperinsulinism, or CHI, and in adults with insulinoma. Insulinoma patients tend to be older, with 50% of them over 70 years old. Published data have reported that the average duration of use of Proglycem in certain CHI and insulinoma patients is 5 years and 7 years, respectively.

DCCR tablets were formulated with the goals of improving the safety and bioavailability of orally-administered diazoxide and reducing the frequency of daily dosing required by current diazoxide formulations. Diazoxide choline is formulated into an extended-release tablet that lowers peak plasma concentration compared to diazoxide oral suspension and allows for the gradual release of diazoxide choline from DCCR, making it suitable for once-a-day dosing. The gradual release and absorption of diazoxide achieved using DCCR results in consistent intraday circulating drug levels. Once it enters circulation, diazoxide becomes extensively protein bound, however only the unbound drug is active and readily enters tissues.  Thus, the continuous absorption of diazoxide from DCCR may result in higher levels of unbound diazoxide for a given administered dose.  The extended release and absorption from the formulation, reduced intraday variability in circulating drug levels, and the potentially higher levels of unbound diazoxide makes DCCR tablets suitable for once daily dosing and achieving efficacy at lower diazoxide-equivalent doses. Avoiding significant swings in circulating drug levels also has the potential to reduce adverse events which are often associated with transiently high circulating drug levels that often follow rapid absorption from immediate release product formulations.

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

PWS is typically thought of as a genetic obesity. However, many PWS patients today may not be obese because of increasing awareness among families and caregivers leading to significant control of food and its intake. However, patients remain hyperphagic and will typically have a higher body fat and lower lean body mass content. They are prone to cardiometabolic issues such as abnormal lipid profiles, diabetes and hypertension. Other complications in PWS patients include greater risk for autistic symptomatology, psychosis, sleep disorders, distress, food stealing, withdrawal, sulking, nail-biting, hoarding and overeating, and more pronounced attention-deficit hyperactivity disorder symptoms, insistence on sameness, and their association with maladaptive conduct problems. Individuals with PWS show age-related increases in internalizing problems such as anxiety, sadness and a feeling of low self-esteem. Males are at greater risk for aggressive behavior, depression and dependent personality disorder and overall severity of psychopathology than females. Cognitively, most individuals with PWS function in the mild intellectually disability range with a mean IQ in the 60s to low 70s. The combination of food-related preoccupations and numerous maladaptive behaviors make it difficult for individuals with PWS to perform to their IQ potential. Some older adolescents and many adults reach a stage at which they can no longer be effectively managed in the home and therefore transition to institutional care.

Unmet Medical Needs in PWS

The target indication for DCCR is the treatment of PWS. Currently, the only approved treatment related to PWS is growth hormone which addresses the short stature associated with PWS, but has no effect on hyperphagia. A global patient survey conducted by the Foundation for Prader-Willi Research (n=779), found that 96.5% of respondents rated reducing hunger and 91.2% rated improving behavior around food as a very important or the most important symptom to be relieved by a new treatment - https://www.fpwr.org/pws-patient-voices. Physical function and body composition symptoms for which a high percentage of respondents indicated were very important or most important included: 92.9% indicated improving metabolic health (reduces fat / increases muscle) and 81.3% indicated the related symptom of improving activity and stamina. The behavioral and cognitive symptoms rated by respondents as very or most important were: 85.2% indicated reduction of obsessive/compulsive behavior, 84.6% indicated improvements to intellect/development, and 83.2% indicated reduction of temper outburst severity and frequency.

Therefore, there is a clear unmet need in the treatment of PWS to reduce hyperphagia and improve behaviors around food, and to reduce other behavioral and cognitive impacts of this complex disease. In addition, improving metabolic health is also an important unmet need.

Clinical Trials of DCCR for PWS

A Phase 2 clinical trial was conducted to evaluate the safety and preliminary efficacy of DCCR in the treatment of PWS subjects. This study, PC025, was a single-center, randomized withdrawal study and enrolled 13 overweight and obese subjects with genetically-confirmed PWS who were between the ages of 11 and 21. The first phase of the study was open-label during which subjects were initiated on a DCCR dose that was escalated every 14 days at the discretion of the investigator. Any subject who showed any increase in resting energy expenditure and/or a reduction in hyperphagia from baseline at certain study visits would be designated a responder, whereas all others would be designated non-responders. This 10-week open-label treatment phase was followed by randomized double-blind, placebo-controlled, withdrawal phase.

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

A Phase 3 clinical trial was subsequently conducted to evaluate the efficacy and safety of DCCR in patients with genetically-confirmed PWS. This study, DESTINY PWS, was a multi-center, randomized, double-blind, placebo-controlled study with enrollment of approximately 105 children and adults with PWS. Subjects who complete the 15-week DESTINY PWS study were allowed to enroll in a long-term, safety extension study (C602). On each of March 14, 2019, and October 1, 2019 the Data Safety Monitoring Board (DSMB) recommended the continuation of our Phase 13 DESTINY PWS trial without any changes. The DSMB is a group of independent experts monitoring the safety of the DESTINY PWS study. The DSMB reviews safety information and can make recommendations to either continue the study without modification, modify the study or terminate the study due to safety concerns. The C602 study is currently ongoing.

In July 2018, the FDA designated the development program for investigation of DCCR for the treatment of PWS to be a Fast Track development program. Prior to this, diazoxide choline received orphan designation for the treatment of PWS in the U.S. and in the E.U.

Safety of DCCR in the Treatment of PWS

In the DESTINY-PWS clinical trial (C601) treatment emergent adverse events (TEAEs) occurred in 83.3% of DCCR treated subjects and 73.8% of placebo treated subjects.  The most common TEAEs in both groups included hypertrichosis, hirsutism, upper respiratory tract infections, peripheral edema, headache and hyperglycemia. Hypertrichosis, peripheral edema, and hyperglycemia occurring more frequently in the DCCR group, headache occurred more frequently in the placebo group, and hirsutism and upper respiratory tract infections occurring with almost equal frequency in the two groups.

The safety profile of DCCR in C601 was generally consistent with the known safety profile of diazoxide and prior experience with DCCR.  Most events were Grade 1 in severity with no Grade 4 or higher events. There were no serious unexpected adverse events (SUSARs) related to DCCR in clinical study C601.

Regulatory Status of DCCR for the Treatment of PWS

Diazoxide choline is being developed in the U.S. under a current IND and is designated as an Orphan Drug for the treatment of PWS.  We announced completion of a meeting to discuss the proposed development of DCCR for the treatment of PWS with the FDA on July 5, 2017.  On September 25, 2017, we announced receipt of scientific advice from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) regarding DCCR for the treatment of PWS.  On October 12, 2017, we announced the receipt of a positive opinion from the Committee for Orphan Medicinal Products (COMP) of the EMA recommending Orphan Designation for diazoxide choline for the treatment of PWS.  This designation was granted by the European Commission as EU/3/17/1941.  We announced completion and receipt of minutes from an End-of-Phase 2 meeting with the FDA and confirmed alignment on key aspects of the Phase 13 study design, including the primary endpoint and duration of the trial on February 20, 2018.  On July 30, 2018, we announced that DCCR was granted “Fast Track” designation for the treatment of PWS. Fast Track designation is intended to provide patients with serious conditions and unmet medical needs access to new drugs earlier by assisting their development and accelerating their review by the FDA. Fast Track designation allows additional meetings with the FDA to discuss our development plan to ensure the appropriate data are collected and encourages frequent written communication with the FDA regarding design of clinical trials and use of biomarkers. If certain criteria are met, DCCR may be eligible for “Accelerated Approval” and “Priority Review” and also “Rolling Review”, which would allow us to submit to the FDA sections of our New Drug Application (NDA) as they are finished instead of waiting for all sections to be completed before submitting the marketing application. In June 2020 we announced topline results for our Phase 3 clinical development study DESTINY PWS. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary. All key secondary and several other efficacy endpoints. We are evaluating the data and in communication with the regulatory authorities to determine next steps.

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

Sales and Marketing

Newly diagnosed PWS patients are typically treated by a multi-disciplinary team led by a pediatric endocrinologist. Many patients receive care at larger clinics devoted to PWS in university-associated hospitals or at children’s hospitals. This concentration of care allows us to consider marketing DCCR without a partner by assembling a small, dedicated salesforce to target the limited number of major PWS treatment centers in the U.S. We believe similar dynamics exist in Europe. In contrast to the situation in the U.S. and Europe, we are likely to need to identify a marketing partner for DCCR in Japan, and the rest of the world. The final decision on sales and marketing strategy will be made at a later date.

Pricing

We have not conducted a formal pricing analysis of DCCR in PWS. We anticipate that pricing at launch may be influenced by the product label negotiated with the FDA, pharmacoeconomic data developed to support pricing and the potential for greater sales under negotiated government contracts.

Competition

Currently, the only approved products for PWS are Genotropin® (somatropin), and Omnitrope® (somatropin) which are approved only for growth failure due to PWS. There are no approved products to address PWS-associated hyperphagia and behaviors, or for any other abnormalities associated with the disease. However, to our knowledge, there are a number of therapeutic products at various stages of clinical development for the treatment of PWS, including for hyperphagia, by Levo Therapeutics, Inc., Saniona AB, Inversago, and Consynance.

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

Regulation of Pharmaceutical Manufacturing Processes

The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations, legislations, and/or guidlines. We and our third-party manufacturers are subject to current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record keeping, and quality standards as defined by the FDA and the EMA. Similar regulations and requirements are in effect in other countries.

Intellectual Property

DCCR Patent Portfolio

Our patent portfolio surrounding DCCR consists of 9 issued U.S. patents and 3 pending U.S. applications. Our issued U.S. patents (no.’s 7,572,789, 7,799,777, 9,381,202, 9,757,384, 9,765,043, 10,058,557, 10,085,998, 10,456,408, and 10,874,676) expire in 2026 to 2035. We also have one or more issued patents covering the product in the E.U., Canada, Japan, China, India, Hong Kong, Australia, Eurasia, and numerous patent applications being prosecuted at the national level in all major pharma markets around the world. The issued patents and pending patent applications include protection of:

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

Government Regulation - Pharmaceuticals

Our operations and activities are subject to extensive regulation by government authorities in the U.S. and in other countries in which we elect to develop and/or commercialize our products. Our developmental drug products are subject to rigorous regulation. Federal and state statutes and regulations govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time consuming.

A country’s regulatory agency, such as the FDA in the U.S., or a region’s agency, such as the EMA for the E.U., must approve a drug before it can be sold in the respective country or countries. The general process for drug approval in the U.S. is summarized below. Many other countries, including countries in the E.U. and Japan, have very similar regulatory approval processes.

Nonclinical Testing

Before a drug candidate can be tested in humans, it must be studied in laboratory experiments and in animals to generate data to support the drug candidate’s potential benefits and/or safety. Additional nonclinical testing may be required during the clinical development process such as reproductive toxicology and juvenile toxicology studies. Carcinogenicity studies in two species are generally required for products intended for long-term use.

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

Clinical Trials

These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:

Phase 1 Studies. During Phase 1 studies, researchers test a new drug in healthy volunteers. In most cases, 20 to 80 healthy volunteers participate in Phase 1. Phase 1 studies are closely monitored and gather information about how a drug interacts with the human body. Researchers adjust dosing schemes based on animal data to find out how much of a drug the body can tolerate and what its acute side effects are. As a Phase 1 trial continues, researchers answer research questions related to how it works in the body, the side effects associated with increased dosage, and early information about how effective it is to determine how best to administer the drug to limit risks and maximize possible benefits. This is important to the design of Phase 2 studies.

Phase 2 Studies. In Phase 2 studies, researchers administer the drug to a group of people with the disease or condition for which the drug is being developed. Typically involving up to a few hundred patients, these studies are not large enough to show whether the drug will be beneficial. The use of new study designs, such as adaptive designs, can decrease the number of patients required. Instead, Phase 2 studies provide researchers with additional safety data. Researchers use these data to refine research questions, develop research methods, identify target doses, and design new Phase 3 research protocols.

Phase 3 Studies. Researchers design Phase 3 studies to demonstrate whether or not a product offers a treatment benefit to a specific population. Sometimes known as pivotal studies, these studies generally involve a larger number of participants than do Phase 2 studies. Phase 3 studies provide most of the safety data. In Phase 3 studies, it is possible that less common side effects might have gone undetected. Because these studies are larger and longer in duration, the results are more likely to show long-term or rare side effects.

For each clinical trial, an institutional review board (IRB) or independent ethics committee (IEC), covering each site proposing to conduct a clinical trial must review and approve the plan for any clinical trial and written informed consent or assent information for subjects before the trial commences at that site and it must monitor the study until completed. The FDA, other heath authority, the IRB/IEC, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB/IEC’s requirements, or may impose other conditions.

Clinical trials involve the administration of an investigational drug to human subjects under the supervision of qualified investigators in accordance with good clinical practices (GCP) requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials.

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

FDA Approval Process

When we believe that the data from our clinical trials show an adequate level of safety and efficacy, we would intend to submit an application to market the drug for a particular use, an NDA or BLA with the FDA. The FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee makes recommendations to the FDA that are not binding but are generally followed by the FDA. If the FDA agrees that the compound has met the required level of safety and efficacy for a particular use, it will allow the drug product to be marketed in the U.S. and sold for that use. It is not unusual, however, for the FDA to reject an application because it believes that the risks of the drug candidate outweigh the purported benefit or because it does not believe that the data submitted are reliable or conclusive. The FDA may also issue a Complete Response Letter (CRL), to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

In addition to obtaining FDA approval for our drug, the manufacturing facilities of the companies who manufacture our drugs for us must also be approved. These facilities are subject to periodic inspections by the FDA. The FDA must also approve foreign establishments that manufacture products to be sold in the U.S. and these facilities are subject to periodic regulatory inspection.

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

We could be subject to substantial penalties for violations of these laws, including denial of payment and refunds, suspension of payments from Medicare, Medicaid or other federal healthcare programs and exclusion from participation in the federal healthcare programs, as well as civil monetary and criminal penalties and imprisonment. One of these statutes, the False Claims Act, is a key enforcement tool used by the government to combat healthcare fraud. The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, violations of the federal physician self-referral laws, such as the Stark laws discussed below, may also violate false claims laws. Liability under the False Claims Act can result in treble damages and imposition of penalties. For example, we could be subject to penalties of $11,665 to $23,331 per false claim, and each use of our product could potentially be part of a different claim submitted to the government. Separately, the HHS office of the Office of Inspector General, or OIG, can exclude providers found liable under the False Claims Act from participating in federally funded healthcare programs, including Medicare and Medicaid. The steep penalties that may be imposed on laboratories and other providers under this statute may be disproportionate to the relatively small dollar amounts of the claims made by these providers for reimbursement. In addition, even the threat of being excluded from participation in federal healthcare programs can have significant financial consequences on a provider.

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

Providers are subject to sanctions for claims submitted for each service that is furnished based on a referral prohibited under the federal self-referral laws. These sanctions include denial of payment and refunds, civil monetary payments and exclusion from participation in federal healthcare programs and civil monetary penalties, and they may also include penalties for applicable violations of the False Claims Act, which may require payment of up to three times the actual damages sustained by the government, plus civil penalties of $11,665 to $23,331 for each separate false claim. Similarly, sanctions for violations under the North Carolina self-referral laws include refunds and monetary penalties.

Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010 (PPACA), which, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes, effective March 23, 2010. Pursuant to the statutory amendment, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Sanctions for violations of the federal Anti-Kickback Statute may include imprisonment and other criminal penalties, civil monetary penalties and exclusion from participation in federal healthcare programs.

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

Other Corporate Transactions

Joint Venture Agreement and Issuance of Shares by Capnia, Inc.

In December 2017, we entered into a joint venture agreement, or Joint Venture Agreement, with OptAsia Healthcare Limited (OAHL), a Hong Kong company, with respect to our CoSense product by agreeing to sell shares of Capnia, Inc., our then wholly-owned subsidiary into which our CoSense business had been transferred, to OAHL. CoSense was based on our Sensalyze Technology Platform and received 510(k) clearances from the FDA and CE Mark certification in the E.U. Our entry into the joint venture resulted from a comprehensive review of strategic alternatives for our legacy products and product candidates following our transition to a primarily therapeutic drug product company. Under the terms of the Joint Venture Agreement, OAHL agreed to invest up to $2.2 million to purchase shares of our Capnia subsidiary on an incremental quarterly basis commencing in December 2017. OAHL was also responsible for funding a portion of the Capnia operations. The Joint Venture Agreement provided that Capnia would issue shares of common stock to OAHL based on a negotiated price of $1.00 per share when the cumulative investment made by OAHL equaled or exceeded $1.2 million. For financial reporting purposes, Capnia’s assets, liabilities and results of operations had historically been consolidated with ours.

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

In September 2019, we sold our remaining 47% investment in Capnia to Sinon Investments LLC, or Sinon, for a total purchase price of $0.5 million. Following the transaction, we have no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

2019 Public Offering

On October 25, 2019, we sold 12,841,667 shares of common stock in an underwritten public offering at a price of $1.20 per share for net proceeds of $14.5 million.

2020 Public Offering

On June 26, 2020, we sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million.

Employees and Human Capital

As of December 31, 2020, we had 17 full-time employees and 14 full-time or part-time consultants providing services to us. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Summary Risk Factor

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•	we are a clinical-stage company with no approved products, which makes assessment of our future viability difficult;
•	we are dependent upon the success of DCCR, our sole therapeutic product candidate;
•

if clinical studies of any of our planned products fail to demonstrate safety and effectiveness to the satisfaction of the FDA or similar regulatory authorities outside the U.S. or do not otherwise produce positive results, we may incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of our planned products;

•	if we fail to obtain regulatory approval for DCCR in the U.S. and E.U., our business will be harmed;
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

Risks related to our financial condition and capital requirements

We are a clinical-stage company with no approved products, which makes assessment of our future viability difficult.

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

We are dependent upon the success of DCCR, our sole therapeutic product candidate.

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

Any delay or impediment in our ability to obtain regulatory approval to commercialize in any region, or, if approved, obtain coverage and adequate reimbursement from third-parties, including government payors, for DCCR, may cause us to be unable to generate the revenues necessary to continue our research and development pipeline activities, thereby adversely affecting our business and our prospects for future growth. Further, the success of DCCR will depend on a number of factors, including the following:

•	obtain a sufficiently broad label that would not unduly restrict patient access;
•	receipt of marketing approvals for DCCR in the U.S. and E.U.;
•	building an infrastructure capable of supporting product sales, marketing, and distribution of DCCR in territories where we pursue commercialization directly;
•	establishing commercial manufacturing arrangements with third party manufacturers;
•	establishing commercial distribution agreements with third party distributors;
•	launching commercial sales of DCCR, if and when approved, whether alone or in collaboration with others;
•	acceptance of DCCR, if and when approved, by patients, the medical community, and third-party payers;
•	the regulatory approval pathway that we pursue for DCCR in the U.S.;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of DCCR following approval;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	protecting our rights in our intellectual property portfolio; and
•	obtaining a commercially viable price for our products.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize DCCR, which would materially harm our business. For example, on November 12, 2020, pursuant to our request to the FDA, we held a Type C meeting with the FDA to provide an update on our DCCR clinical and development process. Following the meeting, on December 10, 2020, we received the FDA’s minutes for this meeting, which included their comments about the ability of our data to deliver substantial evidence of effectiveness and therefore the FDA did not rule out the need for us to conduct additional clinical trial(s). Notwithstanding these statements from the FDA, we remain optimistic that it may be possible to obtain regulatory approval of DCCR for use in PWS in the U.S. without any additional clinical trials; however, we cannot rule out the possibility that we will not be successful in convincing the FDA of our position and that the FDA will require us to do an additional clinical trial(s) before any such approval is granted.

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

We have incurred significant operating losses since inception and continue to generate losses from operations. At December 31, 2020, we have an accumulated deficit of $182.4 million and our cash and cash equivalents balance was $49.2 million. We may need to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including increased expenses related to additional resources being deployed to manage enrollment of patients and other activities related to our current ongoing clinical trial of DCCR. We believe that we can be successful in obtaining additional capital; however, no assurance can be provided that we will be able to do so. There is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern. To the extent that we are unsuccessful, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

•	regulators may not approve our proposed clinical development plans;
•	regulators or independent institutional review boards (IRBs), may not authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;
•	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and
•	the supply or quality of our planned products or other materials necessary to conduct clinical studies of our planned products may be insufficient or inadequate.

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

We are required to obtain regulatory approval for each indication we are seeking before we can market and sell DCCR in a particular jurisdiction, for such indication. Our ability to obtain regulatory approval of DCCR depends on, among other things, successful completion of clinical trials by demonstrating efficacy with statistical significance and clinical meaning, and safety in humans. The results of our current and future clinical trials may not meet the FDA, the European Medicines Agency (EMA), or other regulatory agencies’ requirements to approve DCCR for marketing under any specific indication, and these regulatory agencies may otherwise determine that our third parties’ manufacturing processes, validation, and/ or facilities are insufficient to support approval. As such, we may need to conduct more clinical trials than we currently anticipate and upgrade the manufacturing processes and facilities, which may require significant additional time and expense, and may delay or prevent approval. If we fail to obtain regulatory approval in a timely manner, our commercialization of DCCR would be delayed and our business would be harmed.

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

We may experience delays in our clinical trials. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient nonclinical, toxicology, or other in vivo or in vitro data, or clinical safety data to support the initiation or continuation of clinical trials;
•	obtain regulatory approval, or feedback on trial design, to commence a trial;
•	identify, recruit and train suitable clinical investigators;
•	reach agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites;
•	obtain and maintain IRB approval at each clinical trial site;
•	identify, recruit and enroll suitable patients to participate in a trial;
•	have a sufficient number of patients complete a trial and/or return for post-treatment follow-up;
•	ensure clinical investigators observe trial protocol or continue to participate in a trial;
•	address any patient safety concerns that arise during the course of a trial;
•	address any conflicts or compliance with new or existing laws, rule, regulations or guidelines;

•	have a sufficient number of clinical trial sites to conduct the trials;
•	timely manufacture sufficient quantities of product candidate suitable for use at the stage of clinical development; or
•	raise sufficient capital to fund a trial.

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

As of December 31, 2020, we had 17 employees and 14 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

We rely on third parties, such as CROs, investigational product packaging, labeling and distribution, laboratories, medical institutions and clinical investigators and staff, to perform various functions for our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us and third parties involved in the set-up, conduct, analysis and reporting of the clinical studies to comply with regulations and with standards, commonly referred to as good clinical practices (GCPs), to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Our clinical investigators are also required to comply with GCPs. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our planned products and will not be able to, or may be delayed in our efforts to, successfully commercialize our planned products.

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

Interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (USPTO), or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We may become involved in proceedings, including oppositions, interferences, derivation proceedings interparty reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

The U.S. has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

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

FDA Approval Process

When we believe that the data from our clinical trials show an adequate level of safety and efficacy, we submit the application to market the drug for a particular use, normally a New Drug Application (NDA) with FDA. FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee makes a recommendation to FDA that is not binding but is generally followed by FDA. If FDA agrees that the compound has met the required level of safety and efficacy for a particular use, it will allow the drug candidate in the U.S. to be marketed and sold for that use. It is not unusual, however, for FDA to reject an application because it believes that the risks of the drug candidate outweigh the purported benefit or because it does not believe that the data submitted are reliable or conclusive. The FDA may also issue a Complete Response Letter (CRL), to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for companies who manufacture our drugs for us. All of these facilities are subject to periodic inspections by FDA. FDA must also approve foreign establishments that manufacture products to be sold in the U.S. and these facilities are subject to periodic regulatory inspection.

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

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act of 2010 (PPACA), was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollments in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The PPACA, among other things:

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. The current presidential administration and Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. may have on our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect. We cannot predict whether any additional legislative changes will affect our business.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 1, 2020, through December 31, 2020, the high and low closing prices of our common stock ranged from $4.23 to $1.61. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

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

Our ability to utilize our federal net operating loss, carryforwards and federal tax credit will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code). The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). During the year ended December 31, 2016, we experienced an “ownership change”, and in the year ended December 31, 2017 our acquisition of Essentialis resulted in an ownership change, of which both changes will limit our ability to utilize our existing and acquired net operating losses and other tax attributes to offset taxable income. In addition, we also raised capital in October 2019 and June 2020 that may further limit our ability to utilize our net operating losses and other tax attributes to offset taxable income. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability to us.

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

Under certain circumstances we may be required to settle the value of the 2018 PIPE Warrants in cash.

If, at any time while the 2018 PIPE Warrants (the Warrants), are outstanding, we enter into a “Fundamental Transaction” (as defined in the Warrants), which includes, but is not limited to, a purchase offer, tender offer or exchange offer, a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or other scheme of arrangement), then each registered holder of outstanding Warrants as at any time prior to the consummation of the Fundamental Transaction, may elect and require us to purchase the Warrants held by such person immediately prior to the consummation of such Fundamental Transaction by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such registered holder’s Warrants.

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

In December 2019, the novel coronavirus (COVID-19) was identified in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the U.S. The COVID-19 outbreak is significantly affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, our results of operations, financial condition and cash flows are likely to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

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

While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of our business partners, clinical trial sites, manufacturing sites and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. While there was no meaningful impact on the timelines for top line data for the Phase 3 program, there have been certain changes in the conduct of our clinical trials depending on institution-, state- and country-specific restrictions such as stay at home requirements. The changes are consistent with the FDA’s and MHRA’s guidance regarding the conduct of clinical trials during the COVID-19 public health emergency. However, the changes in the way the trial is being conducted may impact the quality and quantity of the overall data being collected (for example, certain study related procedures which need to be conducted at a clinical trial site may not be performed or be delayed) which may have implications for our future plans.

Several measures are currently being implemented by the U.S. and other governments to address the current COVID-19 pandemic and its economic impacts. At this time, it is impossible to predict the success of these measures and whether or not they will have unforeseen negative consequences for our business. In addition, our results of operations, financial position and cash flows may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to our business, results of operations, financial condition and cash flow. For example, the State of California issued Executive Order N-33-20 on March 4, 2020 (the “Executive Order”), which proclaimed a State of Emergency to exist in California as a result of the threat of COVID-19. The Executive Order mandated that all our employees work from home and not come into our corporate offices in Redwood City, California. We currently do not know when and how such regulations may be eased.

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

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the SEC, and the rules and regulations of The NASDAQ Capital Market (NASDAQ). The expenses of being a public company are material, and compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it difficult and expensive for us to obtain adequate director and officer liability insurance, and we may be required to accept reduced policy limits on coverage or incur substantial costs to maintain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our Board, our Board committees, or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (Section 404). We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

We believe that the facilities that we currently lease are adequate for our needs for the immediate future and we are in discussions with our existing landlord to extend our term. Should it be needed, we believe alternative space can be leased on commercially reasonable terms to accommodate any future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on NASDAQ under the symbol “SLNO”. Our 2018 PIPE Warrants are not traded on a national securities exchange.

As of February 26, 2021, there were 47 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

None

ITEM 6. SELECTED FINANCIAL INFORMATION

Pursuant to Item 301(c) of Regulation S-K as a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” “plan,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Business Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is Diazoxide Choline Controlled Release tablets (DCCR), a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

We were incorporated in the State of Delaware on August 25, 1999, and are located in Redwood City, California. We initially established our operations as Capnia, Inc., a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs.  In March 2017, we merged with Essentialis, Inc. and subsequently changed our name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” Essentialis was a privately held clinical-stage company focused on the development of breakthrough medicines for the treatment of rare diseases where this is increased mortality and risk of cardiovascular and endocrine complications. After the merger, our primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and we subsequently divested or discontinued all prior businesses.

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study.  Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021 we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. We are evaluating the data and are in communication with the regulatory authorities to determine next steps.

The spread of the COVID-19 virus during 2020 caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. Due to stay at home orders both in the U.S. and U.K., we instituted a work from home policy for all of our employees to protect their health and well-being. We have ensured that all of our employees have essential materials to work comfortably and efficiently from home during this time.

We have not experienced a significant financial impact directly related to the COVID-19 pandemic. In June 2020, subsequent to the announcement of top line results from DESTINY PWS, we completed a public offering of shares of our common stock and raised $53.7 million in net proceeds. As of December 31, 2020, we had cash and cash equivalents of $49.2 million, which management believes is sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing. As of December 31, 2020, we had an accumulated deficit of $182.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

2020 Public Offering

On June 26, 2020, we sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million.

Financial overview

Summary

We have not generated net income from operations to date, and at December 31, 2020 we had an accumulated deficit of $182.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutics products for the treatment of rare diseases. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Revenue recognition

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expenses

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

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in the fair value of the additional consideration that we expect to pay to the former Essentialis stockholders based on our assessment of the expected likelihood of achieving two commercial sales milestones of $100.0 million in revenue and $200.0 million in revenue in future years.

Other income (expense)

Other income (expense) is primarily comprised of the changes in the fair value of the 2017 and 2018 PIPE common stock warrant liabilities, and to a much lesser extent, interest income. In 2019 other income (expense) also includes the loss from recording our minority interest investment in Capnia.

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

We classified the Warrants as liabilities at their fair value and re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the statements of operations.  The Series A warrants expired in November 2019; the Series C warrants expired in March 2020; and the 2017 PIPE warrants expired in December 2020.

Research and development expense

Research and development costs are charged to operations as incurred. Research and development costs consist primarily of salaries, benefits, bonus, share-based compensation, consultant fees, certain facility costs and other costs associated with clinical trials. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and other vendors. Invoicing from third-party contractors for services performed can often occur several months later. We accrue the costs of service rendered in connection with third-party contractor activities based on our estimate of fees and costs associate with the contract that were rendered during the period and they are expensed as incurred.

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

Our agreement to pay the former Essentialis stockholders for achieving certain commercial milestones resulted in the recognition of contingent consideration, which was recorded at the inception of the transaction, and subsequent changes to estimate the amount of contingent consideration to be paid is recognized as expenses or income in the statements of operations. The fair value of the contingent consideration is based on our analysis of the likelihood of the drug indication moving from Phase 2 through approval by the FDA and then reaching the cumulative revenue milestones.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We account for the warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. We classify common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. We assess classification of freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required. We determined that certain freestanding derivatives, which principally consist of Series A, Series C, the 2017 PIPE Warrants and 2018 PIPE Warrants, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within our sole control or variable settlement provision that cause them to not be indexed to our stock. The Series A Warrants expired during November 2019, the Series C warrants expired in March 2020, and the 2017 PIPE warrants expired in December 2020.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Increase (decrease)
	2020	2019	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$23,191	$16,267	$6,924	43%
General and administrative	8,758	6,930	1,828	26%
Change in fair value of contingent consideration	4,340	289	4,051	1402%
Total operating expenses	36,289	23,486	12,803	55%
Operating loss	(36,289)	(23,486)	(12,803)	55%
Other income (expense)
Change in fair value of warrants liabilities	11,637	(6,964)	18,601	267%
Loss from minority interest investment	—	(478)	478	100%
Interest and other income	13	154	(141)	92%
Total other income (expense)	11,650	(7,288)	18,938	260%
Net loss	$(24,639)	$(30,774)	$6,135	20%

Revenue

We have not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through December 31, 2020, have generated no revenue.

Research and development expense

Research and development expense of $23.2 million for the year ended December 31, 2020 increased by $6.9 million over 2019. In January 2020, we announced the completion of target enrollment in DESTINY PWS trial with 29 sites and over 100 subjects, and in June 2020, we announced top line results. As of December 31, 2020, 28 sites remained active with 99 patients still actively participating in the study and continuing to receive DCCR. During 2019, not all clinical trial sites had been initiated, with 9 starting in the second half of the year. As a result, we have incurred increased clinical site costs, consulting costs and lab costs during 2020. In addition, we are increasing our investment in clinical manufacturing costs to continue to supply DCCR to the patients in the trial and to prepare for the next phase in the regulatory approval process.

General and administrative expense

General and administrative expense of $8.8 million during 2020 increased by $1.8 million from 2019. The increase was primarily related to increased compensation costs, costs for intellectual property, and corporate business development expenses.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million in revenue and $200 million in revenue, respectively, in future years was estimated to be $10.3 million as of December 31, 2020, a $4.3 million increase from the estimate as of December 31, 2019. The step up in value is largely attributable to us announcing top-line results from our DESTINY PWS trial in June 2020. During 2019 the estimate increased $0.3 million from the liability of $5.6 million estimated at December 31, 2018.

Other income (expense)

Other income of $11.7 million in 2020 increased $18.9 million from other expense of $7.3 million during 2019. The increase was primarily due to a $11.6 million decrease in the fair value of our outstanding warrants during

2020, compared to an increase of $7.0 during 2019. In addition, during 2019 we recorded a $0.5 million loss from our minority interest investment in Capnia, our former subsidiary, which includes $0.5 million for our share of Capnia’s net losses during the period, partially offset by a gain of approximately $33,000 recognized upon the sale of the investment. These increases were slightly offset by a decrease of $0.1 million in interest income recorded during 2020 compared to 2019.

Liquidity and Capital Resources

We had a net loss of $24.6 million during 2020 and an accumulated deficit of $182.4 million at December 31, 2020 as a result of having incurred losses since our inception. We had $49.2 million in cash and cash equivalents and $41.6 million of working capital at December 31, 2020, and used $25.2 million of cash in operating activities during 2020. We have financed our operations principally through issuances of equity securities. On June 26, 2020, we sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. We expect to continue incurring losses for the foreseeable future. However, we expect that our current cash and cash equivalents balance are sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(25,224)	$(17,375)
Net cash (used in) provided by investing activities	(7)	528
Net cash provided by financing activities	53,722	14,481
Net increase (decrease) in cash and cash equivalents	$28,491	$(2,366)

Cash used in operating activities

During 2020, operating activities used net cash of $25.2 million, which was primarily due to the loss of $24.6 million plus non-cash income of $7.3 million for the change in fair value of common stock warrants and contingent consideration, adjusted for non-cash expense of $2.0 million for depreciation and amortization, $1.5 million of stock-based compensation expense, and $0.3 million for non-cash lease expense. Additionally, the usage of cash during 2020 was reduced by $3.0 million due to changes in operating assets and liabilities.

During 2019, operating activities used net cash of $17.4 million, which was primarily due to the loss of $30.8 million, adjusted for non-cash expense of $2.0 million for depreciation and amortization, $7.3 million for the change in fair value of common stock warrants and contingent consideration, $0.8 million of stock-based compensation expense, $0.4 million for non-cash lease expense, and a $0.5 million operating loss on minority interest investment. Additionally, the usage of cash during 2019 was reduced by $2.5 million due to changes in operating assets and liabilities.

Cash used in investing activities

During 2019, investing activities provided cash of $0.5 million, primarily a result of the $0.5 million that we received for the sale of our 47% investment in Capnia to Sinon in September 2019 and a security deposit of $0.1 million received at the expiration of our facility operating leases that expired in August 2019. This cash inflow was partially offset by cash that was used for a deposit of approximately $59,000 related to the lease that we entered into in July 2019 for 6,368 square feet of new space in Redwood City, California. There was minimal cash used during 2020 and 2019 for the costs of acquiring property and equipment.

Cash provided by financing activities

During 2020, we obtained $53.7 million of cash from the sale of shares of our common stock in a public offering, net of underwriting discounts and other offering expenses. During 2019, we obtained $14.5 million of cash from the sale of common stock in a public offering, net of underwriting discounts and other offering expenses.

Contractual Obligations and Commitments

As of December 31, 2020, we had lease obligations totaling $0.2 million , consisting of an operating lease for office space in Redwood City, California, and a finance lease for office furniture.

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands).

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
Lease obligations	$151	$—	$—	$—	$151
Total	$151	$—	$—	$—	$151

We are obligated to make cash earnout payments of up to a maximum of $30.0 million to the former Essentialis stockholders upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of our merger agreement with Essentialis.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Guidance Update

Recently Issued Accounting Guidance

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by us as of the specified effective date (see Note 3).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $49.2 million at December 31, 2020. This balance was invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Soleno Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Soleno Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soleno Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

1.	Accrual of Clinical Trial Costs

Description of the matter

As discussed in note 3 to the consolidated financial statements, the Company records research and development costs associated with clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations (“CRO”) and other vendors.

The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Estimated accruals are determined based on reviewing contractual terms and through communications with internal clinical personnel and external service providers including CRO’s as to the progress or state of its trials. The principal consideration for our determination that performing procedures related to the clinical trial expenses, specifically related to the year-end accrual for clinical trial costs, is a critical audit matter is that there was judgment by management in determining the progress of the activities included in the individual clinical trial agreements based on internal and external information, and involves a high volume of data.

How We Addressed the Matter in Our Audit

To evaluate the accrual for clinical expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions including, but not limited to, subject visit dates and costs per subject visit, that are used by management to estimate the recorded accruals. To assess the reasonableness of the significant assumptions, we obtained an understanding the Company’s estimation process relating to accrual for clinical trial costs, corroborated the progress of clinical trials with the Company’s clinical team and obtained confirmations directly from third parties related to active patient sites, currently enrolled patients, and subject visit dates. We also tested a sample of subsequent payments to assess the impact to the accrual through the balance sheet date and compared that to the Company’s estimates.

2.	Fair Value of Contingent Consideration

Description of the matter

As discussed in note 4 to the consolidated financial statements, the Company’s acquisition-related purchase price contingent liability, which is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones and is remeasured to its estimated fair value each reporting period, with changes in fair value recorded in the statements of operations.

Auditing the valuation of the acquisition-related contingent consideration liability was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the Company’s projected future sales, which are affected by expectations about approval of a New Drug Application, future industry, market or economic conditions, and are forward-looking and inherently uncertain.

How We Addressed the Matter in Our Audit

To evaluate the estimated fair value of the contingent consideration liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, evaluating the methodology used, and testing the significant assumptions discussed above used by the Company in its analysis. We involved our valuation specialists to assist in the evaluation of the significant assumptions and methodology used by the Company. We also compared the significant assumptions to current industry, market and economic trends.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

San Francisco, CA

March 3, 2021

Soleno Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$49,224	$20,733
Prepaid expenses and other current assets	1,019	411
Total current assets	50,243	21,144
Long-term assets
Property and equipment, net	19	22
Operating lease right-of-use assets	124	398
Finance lease right-of-use assets	15	24
Intangible assets, net	14,581	16,525
Other long-term assets	—	59
Total assets	$64,982	$38,172
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,489	$1,995
Accrued compensation	1,005	283
Accrued clinical trial site costs	3,789	1,999
Operating lease liabilities	139	305
Other current liabilities	196	382
Total current liabilities	8,618	4,964
Long-term liabilities
2017 PIPE Warrant liability	—	10,822
2018 PIPE Warrant liability	539	1,354
Contingent liability for Essentialis purchase price	10,278	5,938
Other long-term liabilities	—	147
Total liabilities	19,435	23,225
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 and 100,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively, 79,615,692 and 44,658,054 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	80	45
Additional paid-in-capital	227,912	172,708
Accumulated deficit	(182,445)	(157,806)
Total stockholders’ equity	45,547	14,947
Total liabilities and stockholders’ equity	$64,982	$38,172

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands except share and per share data)

	For the Years Ended December 31,
	2020	2019
Operating expenses
Research and development	$23,191	$16,267
General and administrative	8,758	6,930
Change in fair value of contingent consideration	4,340	289
Total operating expenses	36,289	23,486
Operating loss	(36,289)	(23,486)
Other income (expense)
Change in fair value of warrants liabilities	11,637	(6,964)
Loss from minority interest investment	—	(478)
Interest and other income	13	154
Total other income (expense)	11,650	(7,288)
Net loss	$(24,639)	$(30,774)
Loss per common share, basic and diluted	$(0.39)	$(0.90)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	62,620,227	34,142,478

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2019	31,755,169	$32	$157,413	$(127,032)	$30,413
Stock-based compensation			825		825
Issuance of restricted stock units under equity incentive plan	61,218	—			—
Sale of common stock in public offering, net of costs of $927	12,841,667	13	14,470		14,483
Net loss				(30,774)	(30,774)
Balances at December 31, 2019	44,658,054	45	172,708	(157,806)	14,947
Stock-based compensation			1,500		1,500
Issuance of restricted stock units under equity incentive plan	109,154	—	17		17
Sale of common stock in public offering, net of costs of $3,778	34,848,484	35	53,687		53,722
Net loss				(24,639)	(24,639)
Balances at December 31, 2020	79,615,692	$80	$227,912	$(182,445)	$45,547

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,639)	$(30,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,954	1,958
Noncash lease expense	283	386
Stock-based compensation expense	1,500	825
Change in fair value of stock warrants	(11,637)	6,964
Change in fair value of contingent consideration	4,340	289
Operating loss of minority interest investment	—	478
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(549)	10
Due from related party	—	64
Accounts payable	1,494	1,061
Accrued compensation	722	9
Accrued clinical trial site costs	1,790	1,679
Operating lease liabilities	(305)	(360)
Other liabilities	(177)	36
Net cash used in operating activities	(25,224)	(17,375)
Cash flows from investing activities:
Purchases of property and equipment	(7)	(21)
Security deposit on sublease	—	(59)
Security deposit received from expired lease	—	108
Proceeds from sale of minority interest investment in former subsidiary	—	500
Net cash (used in) provided by investing activities	(7)	528
Cash flows from financing activities:
Proceeds from sale of common stock and common stock warrants, net of costs	53,722	14,483
Proceeds from stock option exercises	17	—
Principal paid on finance lease liabilities	(17)	(2)
Net cash provided by financing activities	53,722	14,481
Net increase (decrease) in cash and cash equivalents	28,491	(2,366)
Cash and cash equivalents, beginning of period	20,733	23,099
Cash and cash equivalents, end of period	$49,224	$20,733

Supplemental disclosure of non-cash investing information
Purchases of property and equipment in accounts payable	$1	$—

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

December 31, 2020

Notes to Consolidated Financial Statements

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is Diazoxide Choline Controller Release tablets (DCCR), a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

The Company incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. It initially established its operations as Capnia, a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs.  In March 2017, the Company merged with Essentialis, Inc (Essentialis) and subsequently received stockholder approval to amend its Amended and Restated Certificate of Incorporation to change its name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” Essentialis was a privately held clinical-stage company focused on the development of breakthrough medicines for the treatment of rare diseases where there is increased mortality and risk of cardiovascular and endocrine complications. After the merger, the Company’s primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and the Company divested all prior business efforts.

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study.  Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021 the Company announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. The Company is evaluating the data and is in communication with the regulatory authorities to determine next steps.

Note 2. Liquidity

The Company had a net loss of $24.6 million during 2020 and has an accumulated deficit of $182.4 million at December 31, 2020 resulting from having incurred losses since its inception. The Company had $49.2 million of cash and cash equivalents on hand at December 31, 2020 and used $25.2 million of cash in its operating activities during 2020. The Company has financed its operations principally through issuances of equity securities.  On June 26, 2020, the Company sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash and cash equivalents balance are sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and the applicable rules and regulations of the Securities and Exchange Commission (SEC).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, the valuation of financial instruments, stock-based compensation, accrued costs for services rendered in connection with third-party contactor clinical trial activities, value and life of acquired intangibles, and the valuation of contingent liabilities for the purchase price of assets obtained through acquisition.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at one U.S. commercial bank. Cash and cash equivalents deposited with this commercial bank exceeded the Federal Deposit Insurance Corporation insurable limit at December 31, 2020 and 2019. The Company expects the maintenance of balances in excess of insurable limits will continue.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting, making operating decisions, and assessing financial performance. All long-lived assets are maintained in the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including its money market fund, purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in institutions in the U.S., the U.K. and Ireland and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of payments primarily related to clinical trials, insurance and short-term deposits. Prepaid expenses are initially recorded upon payment and are expensed as goods or services are received.

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

Leases

The Company determines whether an arrangement is a lease at inception. Specifically, it considers whether it controls the underlying asset and has the right to obtain substantially all the economic benefits or outputs from the asset. If the contractual arrangement contains a lease, the Company then determines whether it is an operating or finance lease. Right-of-Use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Finance lease classification results in a front-loaded expense recognition pattern over the lease term as it recognizes interest expense and amortization expense as separate components of lease expense.

The Company does not separate lease components from non-lease components, such as common area maintenance charges, and instead accounts for the lease and non-lease components as a single component. The Company does not recognize lease assets and lease liabilities for leases with an original lease term of less than one year.

Equity Method Investment

Equity method investments are equity securities in investees not controlled by the Company, but over which the Company has the ability to exercise significant influence. The Company’s measures equity method investments at fair value minus impairment, if any, plus or minus the Company’s share of equity method investee income or loss. The Company’s equity method investment in Capnia, Inc. was sold in September 2019. (See Note 9.)

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

Intangible Assets

In March 2017, the Company completed the acquisition of Essentialis in accordance with the merger agreement by and between the Company Soleno Therapeutics and Essentialis dated December 22, 2016 (the “Merger Agreement”). The merger transaction was accounted for as an asset acquisition under the acquisition method of accounting and accordingly, the value of $22.0 million was assigned to the identifiable intangible asset relating to the patent for DCCR, which patent expires in June 2028.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which for the patent is 11 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs consist primarily of salaries, benefits, bonus, share-based compensation, consultant fees, certain facility costs and other costs associated with clinical trials. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and other vendors. Invoicing from third-party contractors for services performed can often occur several months later. We accrue the costs of service rendered in connection with third-party contractor activities based on our estimate of fees and costs associate with the contract that were rendered during the period and they are expensed as incurred.

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If the Company had made different assumptions, its stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

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

Recent Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted this ASU at the beginning of 2020. The adoption did not have a material impact on the Company’s consolidated financial statements disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this update remove references to various FASB Concepts Statements, situates all disclosure guidance in the appropriate disclosure section of the Codification, and makes other improvements and technical corrections to the Codification.  The amendments in Sections B and C of this amendment are effective for annual periods beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company adopted Sections B and C of this amendment during 2020 and the adoption of these sections of ASU 2020-10 has no significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

During the year ended December 31, 2020, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

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

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$539	$—	$—	$539
Essentialis purchase price contingency liability	10,278	—	—	10,278
Total common stock warrant and contingent consideration liability	$10,817	$—	$—	$10,817

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities
2017 PIPE warrant liability	$10,822	$—	$—	$10,822
2018 PIPE warrant liability	1,354	—	—	1,354
Essentialis purchase price contingency liability	5,938	—	—	5,938
Total common stock warrant and contingent consideration liability	$18,114	$—	$—	$18,114

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated as of December 31, 2020 using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate. The Company used the Monte Carlo simulation of a geometric Brownian motion model to estimate the fair value of the 2017 PIPE Warrants and the 2018 PIPE Warrant as of December 31, 2019 as this model allows for determining path-dependent outcomes. The difference in valuation as a result of using the Black-Scholes pricing model compared to the Monte Carlo simulation model is not significant.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities (dollars in thousands).

	Series A Warrants		Series C Warrants		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of		Number of		Number of		Number of		Contingent
	Warrants	Liability	Warrants	Liability	Warrants	Liability	Warrants	Liability	Liability
Balance at January 1, 2019	485,121	$49	118,083	$—	6,024,425	$4,563	513,617	$600	$5,649
Expiration of Series A Warrants	(485,121)	(49)	—	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	—	—	6,259	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	—	—	754	—
Change in value of contingent liability	—	—	—	—	—	—	—	—	289
Balance at December 31, 2019	—	—	118,083	—	6,024,425	10,822	513,617	1,354	5,938
Expiration of Series C Warrants	—	—	(118,083)	—	—	—	—	—	—
Expiration of 2017 PIPE Warrants	—	—	—	—	(6,024,425)	(10,822)	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	—	—	(815)	—
Change in value of contingent liability	—	—	—	—	—	—	—	—	4,340
Balance at December 31, 2020	—	$—	—	$—	—	$—	513,617	$539	$10,278

Note 5. Other Financial Statement Details

Property and Equipment, Net

Property and equipment are summarized in the following table (in thousands).

	December 31, 2020	December 31, 2019
Computer hardware	$53	$52
Computer software	—	—
Furniture and fixtures	1	1
Leasehold improvements	—	—
	54	53
Less accumulated depreciation and amortization	(35)	(31)
Total	$19	$22

Depreciation expense was approximately $11,000 for each of the years ended December 31, 2020 and December 31, 2019.

Intangible Assets, Net

Intangible assets consist of the following (in thousands).

	December 31, 2020			December 31, 2019
	Amount	Accumulated Amortization	Net Amount	Amount	Accumulated Amortization	Net Amount
Patents and merger costs	$22,003	$(7,422)	$14,581	$22,003	$(5,478)	$16,525
Total	$22,003	$(7,422)	$14,581	$22,003	$(5,478)	$16,525

Future amortization expense for intangible assets over their remaining useful lives is as follows (in thousands).

Year ending December 31	Patents and trademarks
2021	$1,944
2022	1,944
2023	1,944
2024	1,944
2025	1,944
2026 and thereafter	4,861
Total	$14,581

Amortization expense was $1.9 million for the year ended December 31, 2020 and 2019.

Note 6. Warrant Liabilities

The Company has issued multiple warrant series, of which the Series A Warrants, Series C Warrants, the 2017 PIPE Warrants and the 2018 PIPE Warrants (the Warrants) were determined to be liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

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

Series A Warrants

The Company issued 489,921 Series A Warrants to purchase shares of its common stock at an exercise price of $32.50 per share in connection with the unit offering offered in the Company’s initial public offering (the IPO), in November 2014. The Series A Warrants were exercisable prior to the expiration of the five-year term on November 12, 2019.

The Series A Warrants contained a fundamental transactions provision that permitted their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the Warrants were considered to have a cash settlement feature that precluded their classification as equity instruments.

Since their issuance, a total of 4,800 Series A Warrants have been exercised. On November 12, 2019, the remaining Series A Warrants expired. The decrease in fair value of approximately $49,000 from December 31, 2018 was recorded as other income (expense) in the consolidated statements of operations.

Series C Warrants

On March 5, 2015, the Company entered into separate agreements with certain Series B Warrant holders, who agreed to exercise their Series B Warrants to purchase an aggregate of 117,902 shares of the Company’s common stock at an exercise price of $32.50 per share, resulting in the de-recognition of $6.7 million of the previously issued Series B Warrant liability and gross proceeds to the Company of $3.8 million based on the exercise price of the Series B Warrants. In April 2015, the Company issued a tender offer to the remaining holders of Series B Warrants to induce the holders to cash exercise the outstanding Series B Warrants in exchange for new Series C Warrants with an exercise price of $31.25 per share that expired on March 5, 2020. The tender offer was extended to Series B Warrant holders under a registration statement filed with the SEC on Form S-4, which was declared effective on June 25, 2015 and expired on July 24, 2015. During July 2015, certain Series B Warrant holder(s) tendered their Series B Warrants under the tender offer, which resulted in the issuance of 181 shares of the Company’s common stock, the issuance of 181 Series C Warrants and proceeds to the Company of approximately $6,000.

  In connection with this exercise of the Series B Warrants, the Company issued to each investor who exercised Series B Warrants, new Series C Warrants for the number of shares of the Company’s common stock underlying the Series B Warrants that were exercised. Each Series C Warrant was exercisable at $31.25 per share prior to their expiration on March 5, 2020. The Series C Warrants contract further provided for the payment of liquidated damages at an amount per month equal to 1% of the aggregate volume weighted average price (VWAP), of the shares into which each Warrant was convertible into in the event that the Company was unable to maintain the effectiveness of a registration statement. The Company evaluated the registration payment arrangement stipulated in the terms of these securities and determined that it was probable that the Company would maintain an effective registration statement and therefore did not allocate any portion of the proceeds related to the warrant financings to the registration payment arrangement. The Warrants also contained a fundamental transactions provision that permitted their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within the sole control of the Company as the issuer of these warrants. Accordingly, the Series C Warrants were considered to have a cash settlement feature that precluded their classification as equity instruments.

The Series C Warrants were exercisable into 118,083 shares of the Company’s common stock prior to their expiration on March 5, 2020. As of December 31, 2019, the fair value of the Series C Warrants was determined to be zero.

The Company calculated the fair value of the Series C Warrants using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The Company used the following inputs at December 31, 2019.

Volatility	90%
Contractual term (years)	0.17
Expected dividend yield	—%
Risk-free rate	1.52%

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants were issued on December 15, 2017 in the 2017 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2017 PIPE Offering, and prior to their expiration on December 15, 2020, entitled the holders to purchase 6,024,425 shares of the Company’s common stock at an exercise price equal to $2.00 per share, subject to certain adjustments.

The fair value of the 2017 PIPE Warrants was estimated at $10.8 million as of December 31, 2019, and was zero at December 31, 2020 as the warrants had expired. No warrants were exercised prior to expiration. The $10.8 million decrease and the $6.3 million increase in the fair value of the liability for the 2017 PIPE Warrants during the year ended December 31, 2020 and December 31, 2019, respectively, was recorded as other expense in the consolidated statements of operations.

The Company has calculated the fair value of the 2017 PIPE Warrants using a Monte Carlo simulation of a geometric Brownian motion model. The Monte Carlo simulation pricing model requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair value as of December 31, 2019.

Volatility	99%
Contractual term (years)	1.0
Expected dividend yield	—%
Risk-free rate	1.60%

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

As of December 31, 2020, the fair value of the 2018 PIPE Warrants was estimated at $0.5 million. The $0.8 million decrease and $0.8 million increase in the fair value of the liability for the 2018 PIPE Warrants during the years ended December 31, 2020 and December 31, 2019, respectively, was recorded as other income (expense) in the consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants as of December 31, 2020 using a Black-Scholes pricing model, and the fair value as of December 31, 2019 using a Monte Carlo simulation of a geometric Brownian motion model. The difference in valuation as a result of using the Black-Scholes pricing model compared to the Monte Carlo simulation model is not significant. Both models require the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	December 31, 2020	December 31, 2019
Volatility	88%	99%
Contractual term (years)	3.0	4.0
Expected dividend yield	—%	—%
Risk-free rate	0.17%	1.56%

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

In July 2019, the Company executed a non-cancellable lease agreement for 6,368 square feet of new space in Redwood City, California, which began in September 2019 and expires in May 2021. The lease also provides the Company with the right to use office furniture in the space and allows the purchase of this furniture at the end of the lease term for $1. The lease agreement requires monthly lease payments of approximately $29,000 beginning in November of 2019, with an increase to approximately $30,000 per month in September of 2020. The Company has accounted for the lease as an operating lease for the office space and a finance lease for the office furniture, based on their relative standalone prices.

The Company’s operating lease ROU assets, finance ROU assets, and current operating lease liabilities each appear as a separate line within the Company’s consolidated balance sheet. The Company’s current finance lease liabilities were approximately $8,000 and $17,000 as of December 31, 2020 and December 31, 2019, respectively, and are included in other current liabilities on the consolidated balance sheet.  As of December 31, 2020 and December 31, 2019, the Company’s long-term operating lease liabilities were zero and $0.1 million, respectively, and the long-term finance lease liabilities were zero and approximately $8,000, respectively. Both the long-term operating lease liabilities and long-term finance lease liabilities are included in other long-term liabilities on the consolidated balance sheet.

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost:
Operating lease cost	$305	$418
Sublease income	—	(173)
Total operating lease cost	$305	$245

Finance lease cost:
Amortization of right-of-use assets	$9	$3
Interest on lease liabilities	2	1
Total finance lease cost	$11	$4

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Right-of use assets obtained in exchange for lease obligations (noncash):
Operating leases	$—	$484
Finance leases	$—	$27

The following is a schedule by year of future maturities of the Company’s lease liabilities as of December 31, 2020 (in thousands):

	Operating Lease	Finance Lease
2021	$143	$8
Total lease payments	143	8
Less interest	(4)	—
Total	$139	$8

The weighted-average remaining lease term was 0.4 and 1.4 years as of December 31, 2020 and December 31, 2019, respectively, for both the operating leases and finance leases. The weighted average discount rate related to the Company’s lease liabilities was 10% as of December 31, 2020 and December 31, 2019 for both the operating leases and finance leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

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

Note 9. CoSense Joint Venture Agreement

In December 2017, the Company entered into a joint venture with OptAsia Healthcare Limited (OAHL), with respect to its CoSense product by agreeing to sell shares of Capnia, its then wholly-owned subsidiary, to OAHL. CoSense was based on the Company’s Sensalyze Technology Platform and received 510(k) clearances from the FDA and CE Mark certification in the E.U. The Company’s entry into the joint venture resulted from a comprehensive review of strategic alternatives for its legacy products and product candidates following its transition to a primarily therapeutic drug product company. The terms of the Joint Venture Agreement provide that OAHL would invest up to a total of $2.2 million in Capnia’s common shares on an incremental quarterly basis commencing in December 2017. OAHL was also responsible for funding a portion of the Capnia operations. The Joint Venture Agreement provided that Capnia would issue shares of common stock to OAHL based on a negotiated price of $1.00 per share when the cumulative investment made by OAHL equaled or exceeded $1.2 million. For financial reporting purposes, Capnia’s assets, liabilities and results of operations had historically been consolidated with those of the Company.

During October 2018, the Company and OAHL determined and agreed that the cumulative investment made by OAHL exceeded $1.2 million during the quarter ended September 30, 2018. Accordingly, on October 16, 2018, Capnia issued 1,690,322 shares of its common stock to OAHL, representing 53% of its outstanding shares. After the share issuance the Company no longer held a controlling interest in Capnia and resulted in the deconsolidation of Capnia’s financial statements from those of the Company and a $2.0 million gain was recognized in the fourth quarter of 2018 as a result of the deconsolidation. Of this amount, $1.2 million related to the remeasurement of the Company’s retained interest in the joint venture to fair value which was measured based on the negotiated price of $1.00 per share for Soleno’s remaining ownership of 1,480,000 shares less a 23% discount for lack of control over Capnia. The total gain was included in other income from continuing operations on the Company’s consolidated statements of operations. The remaining 47% investment in Capnia was classified as an equity method investment and presented as a Minority interest investment in former subsidiary in the consolidated balance sheet.  During September 2019, the Company sold its remaining 47% investment in Capnia to Sinon for a total purchase price of $0.5 million. As of the sale date, the Company had a minority interest investment in former subsidiary balance of $0.5 million, after recording $0.5 million for its share of Capnia’s losses during 2019 up until the date of sale, which is included in the line titled “Loss from minority interest investment” in the Company’s consolidated statements of operations. A gain of approximately $33,000 was recognized upon the sale and is presented, together with the Company’s share of Capnia’s net losses during the period, in the consolidated statements of operations in the line titled “Loss from minority interest investment”. Following the transaction, the Company has no interest remaining in Capnia and the previous joint venture agreement with OAHL has been terminated.

Note 10. Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock.

Common Stock

On March 7, 2017, the Company completed its merger with Essentialis and issued 4,867,422 shares of common stock to stockholders of Essentialis. Additionally, upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of the Merger Agreement, the Company is obligated to make cash earnout payments of up to a maximum of $30.0 million to the former Essentialis stockholders.

On December 11, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company issued warrant to purchase 6,024,425 of the Company’s common stock at an exercise price of $2.00 per share which expired December 15th 2020.

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

On June 26, 2020, the Company sold 34,848,484 shares of its common stock, including 4,545,454 shares sold upon full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $1.65 per share. The net proceeds of the offering were $53.7 million, after deducting the underwriting discount and other offering expenses.

Equity Incentive Plans

The Company has the 2014 Equity Incentive Plan (the 2014 Plan). Under the 2014 Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or performance shares to employees, directors, advisors, and consultants. Options granted under the 2014 Plan may be incentive stock options (ISOs) or nonqualified stock options (NSOs). ISOs may be granted only to Company employees, including officers and directors.

The Board of Directors has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period is normally monthly over a period of 4 years from the vesting date. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of December 31, 2020, a total of 1,432,229 shares are available for future grant under the 2014 Plan.

On September 28, 2020, the Board of Directors adopted the 2020 Inducement Equity Incentive Plan (the Inducement Plan), and reserved 1,500,000 shares of the Company’s common stock for issuance to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including nonqualified stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2014 Equity Incentive Plan. As of December 31, 2020, no grants had been made and 1,500,000 shares are available for future grant.

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the years ended December 31, 2020 and 2019 of $1.5 million and $0.8 million, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during the year ended December 31, 2020 and December 31, 2019.

Stock compensation expense was allocated between departments as follows (in thousands).

	Year ended
	December 31, 2020	December 31, 2019
Research and development	$348	$158
General and administrative	1,152	667
Total	$1,500	$825

Stock Options

The Company granted options to purchase 824,150 and 658,285 of the Company’s common stock during the years ended December 31, 2020 and 2019, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Year Ended
	December 31, 2020	December 31, 2019
Expected life (years)	5.5-6.1	5.5-6.1
Risk-free interest rate	0.4%-0.5%	1.6%-2.6%
Volatility	64%-96%	70%-75%
Dividend rate	— %	— %

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

The following table summarizes stock option and restricted stock unit transactions for the years ended December 31, 2020 and 2019 as issued under the 2014 Plan.

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2019	1,667,153	$6.03	8.27
Options granted	658,285	$1.77
Options canceled/forfeited	(202,321)	$6.99	—
Balance at December 31, 2019	2,123,117	$4.62	7.87
Options granted	824,150	$2.79
Options exercised	(8,518)	$1.96
Options canceled/forfeited	(101,010)	$2.34
Balance at December 31, 2020	2,837,739	$4.18	7.62	$347
Options vested at December 31, 2020	1,577,255	$5.64	6.62	$205
Options vested and expected to vest at December 31, 2020	2,837,739	$4.18	7.62	$347

The weighted-average grant date fair value of employee options granted was $1.76 and $1.14 per share for the years ended December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 total unrecognized employee stock-based compensation was $1.8 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years. The intrinsic value of options exercised during the year ended December 31, 2020 was approximately $10,000.

Restricted Stock Units

There were 751,633 and 61,218 restricted stock units granted by the Company during the years ended December 31, 2020 and December 31, 2019, respectively, to employees and directors. The shares granted to directors were 100% vested on the grant date and represent compensation for past board services. The shares granted to employees typically vest annually over a period of four years. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the years ended December 31, 2020 and 2019 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2019	—
Restricted stock units granted	61,218	$2.17
Restricted stock units vested	(61,218)	$2.17
Outstanding at December 31, 2019	—
Restricted stock units granted	751,633	$3.68
Restricted stock units vested	(103,133)	$2.60
Restricted stock units cancelled	(67,500)	$3.85
Outstanding at December 31, 2020	581,000	$3.85

The fair value of all restricted stock units vested during the year ended December 31, 2020 and 2019 was $0.3 million and $0.1 million, respectively. At December 31, 2020 total unrecognized employee stock-based compensation related to restricted stock units was $1.7 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.

2014 Employee Stock Purchase Plan

The Company’s board of directors and stockholders have adopted the 2014 Employee Stock Purchase Plan (the ESPP). The ESPP has become effective, and the board of directors will implement commencement of offers thereunder in its discretion. A total of 27,967 shares of the Company’s common stock has been made available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each year beginning in the year following the initial date that the board of directors authorizes commencement, equal to the least of:

•	1.0% of the outstanding shares of the Company’s common stock on the first day of such year;
•	55,936 shares; or
•	such amount as determined by the board of directors.

As of December 31, 2020, there were no purchases by employees under this plan.

Series D Warrants

The Company issued 256,064 Series D Warrants in October 2015, which were exercisable into 586,182 shares of the Company’s common stock, with an exercise price of $12.30. The warrants expired on October 15, 2020 and no warrants were exercised.

Accounting Treatment

The Company has accounted for the Series D Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. The Company was not required under any circumstance to settle any Series D Warrant exercise for cash. The Company therefore classified the value of the Series D Warrants as permanent equity.

Other Common Stock Warrants

As of December 31, 2020, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had outstanding 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 11. Income Taxes

The geographical distribution of loss before income taxes are summarized below (in thousands).

	December 31,
	2020	2019
United States	$(22,197)	$(30,729)
Foreign	(2,442)	(45)
Loss before income taxes	$(24,639)	$(30,774)

The provision for income tax benefit differs from the amount estimated by applying the statutory federal income tax rate to the operating loss due to the following (in thousands).

	December 31,
	2020	2019
Tax on the loss before income tax expense computed at the federal statutory rate	$(5,174)	$(6,463)
State tax (benefit) at statutory rate, net of federal benefit	(2,293)	(1,691)
Foreign rate differential	51	10
Change in valuation allowance	8,231	6,696
Change in research and development credits	(303)	(200)
Stock based compensation—ISOs	71	149
Change in fair value of warrants	(2,444)	1,461
Change in fair value of contingent consideration	911	61
Change in net operating loss true up	846	(725)
Change in state rate true up	—	701
Change in temporary difference true up	—	—
Other	104	1
Provision for income tax benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2020 and 2019 (in thousands).

	December 31,
	2020	2019
Non-current deferred tax assets:
Federal and state net operating loss carryforwards	$41,999	$35,091
Research and other credits	2,803	2,349
Reserves and accruals	236	77
Fixed assets	63	71
Capital loss carryover	1,115	1,115
Stock based compensation	337	85
Lease liability	41	131
Other deferred tax assets	129	196
Gross non-current deferred tax assets	46,723	39,115
Intangible assets	(4,080)	(4,623)
Right-of-use assets	(39)	(118)
Total non-current deferred tax liabilities	(4,119)	(4,741)
Total deferred tax assets	42,604	34,374
Valuation allowance	(42,604)	(34,374)
Net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The valuation allowance increased by $8.2 million from December 31, 2019 to December 31, 2020 primarily due to the generation of current year net operating losses, capital losses and research and development credits claimed.

As of December 31, 2020, the Company had $164.7 million of federal, $98.6 million of state and $2.2 million of foreign net operating losses available to offset future taxable income. The federal net operating loss carryforwards began to expire in 2019, the federal net operating loss carryforwards of $57.4 million may be carried forward indefinitely, the state net operating loss carryforwards will begin to expire in 2028 and the foreign net operating loss carryforward can be carried forward indefinitely, if not utilized. As of December 31, 2020, the Company also had $1.7 million of federal and $1.1 million of state research and development credit carryforwards. The federal research and development credit carryforward begin to expire in 2024 and the state research and development credit can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carry forwards are subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company completed Section 382 analysis through December 2016 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in June 2016. The Company’s tax attributes are subject to an annual limitation of $0.5 million per year for federal purposes. For years ended after December 31, 2016, the utilization of net operating losses and tax credit carryforwards are subject to further limitation in the event an additional ownership change were to occur for tax purposes. The Company is currently in the process of analyzing whether there was an ownership change, as defined under Section 382 of the Internal Revenue Code, resulting from the issuance of new shares during 2018 through 2020 and expects that analysis to completed during 2021. As such, as of the date of these consolidated financial statements the Company is not able to determine the impact on the net operating loss (NOL) carryforwards, if any.

U.S. taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as of December 31, 2020, as the earnings, if any, are intended to be indefinitely reinvested.

The following tables summarize the activities of gross unrecognized tax benefits (in thousands).

	December 31,
	2020	2019
Beginning balance	$1,111	$964
Increase related to prior year tax positions	—	7
Decrease related to prior year tax positions	(4)	(4)
Increase related to current year tax positions	216	144
Ending balance	$1,323	$1,111

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has $1.3 million of unrecognized assets and liabilities related to uncertain tax positions as of December 31, 2020. Changes in the unrecognized tax benefits within the next 12 months are expected to be similar to prior years and should not significantly increase or decrease. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.

There were no unrecognized tax benefits that would impact the effective tax rate as of December 31, 2020 and December 31, 2019. As of December 31, 2020, unrecognized tax benefits of $1.3 million would be offset by a change in valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, certain state jurisdictions, United Kingdom and Ireland. In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable. In the U.S federal jurisdiction, tax years 1999 forward remain open to examination, in the state tax jurisdiction, years 2008 forward remain open to examination and in the foreign jurisdiction, years 2015 forward remain open to examination. The Company is currently not under audit by any federal, state, local or foreign jurisdiction.

The Jobs Act also establishes global intangible low-taxed income (GILTI), provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations. The Company’s accounting policy for the income tax effects of GILTI will be to recognize those taxes as expenses in the period incurred. In 2020, the Company’s foreign subsidiary realized a tested loss for the period and therefore, the Company did not have a GILTI inclusion for the year.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, was enacted March 27, 2020.  Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property.  Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses.  The Company has evaluated the impact of both Acts and has determined that any impact is not material to its financial statements.

Note 12. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants. For the years ended December 31, 2020 and 2019, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of December 31,
	2020	2019
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	2,837,739	2,123,117
Outstanding restricted stock units	581,000	—
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series C warrants to purchase common stock	—	118,083
Series D warrants to purchase common stock	—	540,540
2017 PIPE warrants	—	6,024,425
2018 PIPE warrants	513,617	513,617
Total	4,050,926	9,438,352

Note 13. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. During the year ended December 31, 2019 the Company made matching contributions of approximately $37,000 to the 401(k) Plan, and no matching contributions during the year ended December 31, 2020.

Note 14. Subsequent Events

The Company has evaluated its subsequent events from December 31, 2020 through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, (SEC), rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
2.	Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated as of July 18, 2017, and between Soleno Therapeutics, Inc., a Delaware corporation, and NeoForce Holdings, Inc. a Delaware corporation	8-K	July 24, 2017	2.1

2.2	Joint Venture Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

2.3	PRC IP Purchase Agreement, dated as of December 4, 2017, by and between OptAsia Healthcare Limited and Capnia, Inc.	8-K	December 8, 2017	2.2

2.4	Transition Services Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., a Delaware corporation, Capnia, Inc. and OptAsia Healthcare, Ltd., a Hong Kong company	8-K	December 8, 2017	2.3

3.1	Amended and Restated Certificate of Incorporation of Soleno Therapeutics, Inc.	S-1/A	August 7, 2014	3.2

3.2	Amended and Restated Bylaws of Soleno Therapeutics, Inc.	S-1/A	July 1, 2014	3.4

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	July 6, 2016	3.1

3.5	Certificate of Amendment	8-K	May 11, 2017	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	October 6, 2017	3.1

4.1	Form of the common stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Soleno Therapeutics, Inc. and certain holders of the Soleno Therapeutics, Inc.’s capital stock named therein.	S-1/A	July 1, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	August 5, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	August 5, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	August 5, 2014	4.5

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Soleno Therapeutics, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

4.16	Form of unit certificate.	S-1/A	August 5, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	November 4, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	November 4, 2014	4.18

4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2

4.23	Form of Series D common stock Warrant Certificate.	8-K	October 15, 2015	4.3

4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4

4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1

4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2

4.27	Form of Common Stock Purchase Warrant	8-K	December 13, 2017	4.1

4.28	Form of Common Stock Purchase Warrant	8-K	December 19, 2018	4.1

4.29	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	March 4, 2020	4.29

9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1

9.20	Form of Voting Agreement.	8-K	July 6, 2016	9.1

9.30	Form of Voting Agreement.	8-K	December 27, 2016	10.1

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Soleno Therapeutics, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Soleno Therapeutics, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Soleno Therapeutics, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.9	Offer Letter, dated April 17, 2014, by and between Soleno Therapeutics, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Soleno Therapeutics, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

10.19	Sublease, dated May 20, 2014, by and among Soleno Therapeutics, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Soleno Therapeutics, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.21	Loan Agreement by and between Soleno Therapeutics, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement.	8-K	March 5, 2015	10.1

10.25	Advisory Agreement by and between Soleno Therapeutics, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2015	10.25

10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1

10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2

10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1

10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1

10.30	Engagement Letter dated September 17, 2015, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1

10.31	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

10.32	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2

10.33	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3

10.34	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.33

10.35	Transfer and Distribution Agreement: United States: by and between Soleno Therapeutics, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1

10.36	Engagement Letter dated June 26, 2016, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.37	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1

10.38	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2

10.39	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 20, 2016	10.39

10.40	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Soleno Therapeutics, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Soleno Therapeutics, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.1

10.41	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.51

10.42	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.52

10.43	Stock Purchase Agreement made by and between the Company and NeoForce Holdings, Inc. a Delaware corporation dated July 18, 2017	8-K	July 24, 2017	2.1

10.44	Joint Venture Agreement dated as of December 4, 2017 by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

10.45	Securities Purchase Agreement, dated as of December 11, 2017	8-K	December 13, 2017	10.1

10.46	Confidential Consulting Agreement, dated September 5, 2017 by and between FLG Partners, LLC and the Company	8-K	June 4, 2018	10.1

10.47	Securities Purchase Agreement, dated as of December 19, 2018	8-K	December 19, 2018	10.1

10.48	Employment Agreement with Kristen Yen	S-1	March 29, 2019	10.48

10.49	Underwriting Agreement, dated as of June 24, 2020, by and between the Company and Guggenheim Securities, LLC dated June 24, 2020	8-K	June 26, 2020	1.1

10.50	2020 Inducement Equity Incentive Plan and form of option agreement thereunuder	8-K	October 2, 2020	10.1

10.51	Employment Agreement by and between the Company and James Mackaness, dated as of November 11, 2020	8-K	November 13, 2020	10.1

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.52	Amendment to Employment Agreement by and between the Company and James Mackaness, dated as of January 8, 2021	8-K	January 13, 2021	10.1

10.53	Amendment to Employment Agreement by and between the Company and Kristen Yen, dated as of January 8, 2021	8-K	January 13, 2021	10.2

10.54	Amendment to Employment Agreement by and between the Company and Patricia Hirano, dated as of January 8, 2021	8-K	January 13, 2021	10.3

21.1	Subsidiaries				X

23.1	Consent of Marcum LLP				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soleno Therapeutics, Inc.

Date: March 3, 2021	By:	/S/ ANISH BHATNAGAR
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

Signature	Title	Date

/S/ ANISH BHATNAGAR Anish Bhatnagar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2021

/S/ JAMES MACKANESS James Mackaness	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2021

/S/ ERNEST MARIO Ernest Mario	Chairman	March 3, 2021

/S/ ANDREW SINCLAIR Andrew Sinclair	Director	March 3, 2021

/S/ WILLIAM G. HARRIS William G. Harris	Director	March 3, 2021

/S/ GWEN MELINCOFF Gwen Melincoff	Director	March 3, 2021

/S/ BIRGITTE VOLCK Birgitte Volck	Director	March 3, 2021