Form 10-Q
period 2021-03-31
SOLENO THERAPEUTICS INC
filed 2021-05-05
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, there were 79,723,680 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$41,607	$49,224
Prepaid expenses and other current assets	921	1,019
Total current assets	42,528	50,243
Long-term assets
Property and equipment, net	20	19
Operating lease right-of-use assets	50	124
Finance lease right-of-use assets	13	15
Intangible assets, net	14,095	14,581
Total assets	$56,706	$64,982
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,669	$3,489
Accrued compensation	411	1,005
Accrued clinical trial site costs	4,140	3,789
Operating lease liabilities	57	139
Other current liabilities	232	196
Total current liabilities	9,509	8,618
Long-term liabilities
2018 PIPE Warrant liability	338	539
Contingent liability for Essentialis purchase price	9,291	10,278
Total liabilities	19,138	19,435
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 79,723,680 and 79,615,692 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	80	80
Additional paid-in-capital	228,887	227,912
Accumulated deficit	(191,399)	(182,445)
Total stockholders’ equity	37,568	45,547
Total liabilities and stockholders’ equity	$56,706	$64,982

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	$7,164	$6,695
General and administrative	2,979	2,003
Change in fair value of contingent consideration	(987)	584
Total operating expenses	9,156	9,282
Operating loss	(9,156)	(9,282)
Other income
Change in fair value of warrants liabilities	201	3,413
Interest income	1	11
Total other income	202	3,424
Net loss	$(8,954)	$(5,858)
Net loss per common share, basic and diluted	$(0.11)	$(0.13)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	79,694,781	44,679,858

See accompanying notes to condensed consolidated financial statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	79,615,692	$80	$227,912	$(182,445)	$45,547
Stock-based compensation			1,095		1,095
Issuance of common stock under equity incentive plan, net of tax withholdings	167,060	—			—
Tax withholding payments for net share-settled equity awards	(59,072)		(120)		(120)
Net loss				(8,954)	(8,954)
Balances at March 31, 2021	79,723,680	$80	$228,887	$(191,399)	$37,568

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	44,658,054	$45	$172,708	$(157,806)	$14,947
Stock-based compensation			392		392
Issuance of common stock under equity incentive plan	28,757	—			—
Net loss				(5,858)	(5,858)
Balances at March 31, 2020	44,686,811	$45	$173,100	$(163,664)	$9,481

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,954)	$(5,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	489	489
Non-cash lease expense	76	68
Stock-based compensation expense	1,095	392
Change in fair value of stock warrants	(201)	(3,413)
Change in fair value of contingent consideration	(987)	584
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	98	(161)
Accounts payable	1,180	1,485
Accrued compensation	(594)	55
Accrued clinical trial site costs	351	847
Operating lease liabilities	(82)	10
Other liabilities	41	(157)
Net cash used in operating activities	(7,488)	(5,659)
Cash flows from investing activities:
Purchases of property and equipment	(4)	—
Net cash used in investing activities	(4)	—
Cash flows from financing activities:
Tax withholding payments for net share-settled equity awards	(120)	—
Principal paid on finance lease liabilities	(5)	(4)
Net cash used in financing activities	(125)	(4)
Net decrease in cash and cash equivalents	(7,617)	(5,663)
Cash and cash equivalents, beginning of period	49,224	20,733
Cash and cash equivalents, end of period	$41,607	$15,070

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

March 31, 2021

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Its lead candidate is Diazoxide Choline Controlled Release tablets (DCCR), a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has received orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

The Company incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. It initially established its operations as Capnia, a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs.  During 2017, the Company merged with Essentialis, Inc (Essentialis) and subsequently received stockholder approval to amend its Amended and Restated Certificate of Incorporation to change its name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.” Essentialis was a privately held clinical-stage company focused on the development of breakthrough medicines for the treatment of rare diseases where there is increased mortality and risk of cardiovascular and endocrine complications. After the merger, the Company’s primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and the Company divested all prior business efforts.

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study.  Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021, the Company announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In March 2021, the U.S. Food and Drug Administration (FDA) informed the Company that an additional clinical trial would be necessary to support a New Drug Approval submission. The Company is evaluating the data and is in communication with the regulatory authorities to determine next steps.

Note 2. Liquidity

The Company had a net loss of $9.0 million during the three months ended March 31, 2021 and has an accumulated deficit of $191.4 million at March 31, 2021 resulting from having incurred losses since its inception. The Company had $41.6 million of cash and cash equivalents on hand at March 31, 2021 and used $7.5 million of cash in its operating activities during the three months ended March 31, 2021. The Company has financed its operations principally through issuances of equity securities. On June 26, 2020, the Company sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash and cash equivalents balance are sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2021 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Below are those policies with current period updates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2020, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 3, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, the valuation of financial instruments, stock-based compensation, accrued costs for services rendered in connection with third-party contractor clinical trial activities, value and life of acquired intangibles, and the valuation of contingent liabilities for the purchase price of assets obtained through acquisition. The contingent liability represents the fair value of the contingent consideration arising from the Company’s acquisition of Essentialis in 2017. As part of the purchase price, the Company is obligated to make cash earn out payments to Essentialis stockholders up to a maximum of $30 million upon the achievement of certain commercial milestones.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

During the three months ended March 31, 2021, there have been no recently adopted accounting standards and no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

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

	Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$338	$—	$—	$338
Essentialis purchase price contingency liability	9,291	—	—	9,291
Total common stock warrant and contingent consideration liability	$9,629	$—	$—	$9,629

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$539	$—	$—	$539
Essentialis purchase price contingency liability	10,278	—	—	10,278
Total common stock warrant and contingent consideration liability	$10,817	$—	$—	$10,817

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate. Through March 31, 2020 the Company had previously used the Monte Carlo simulation of a geometric Brownian motion model to estimate the fair value of the 2018 PIPE Warrant as this model allows for determining path-dependent outcomes. The difference in valuation as a result of using the Black-Scholes pricing model compared to the Monte Carlo simulation model is not significant.

The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the FDA as well as reaching cumulative revenue milestones. The Level 3 estimates are based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2021 and 2020 (dollars in thousands).

	Series C Warrants		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2021	—	$—	—	$—	513,617	$539	$10,278
Change in value of 2018 PIPE Warrants	—	—	—	—	—	(201)	—
Change in value of contingent liability	—	—	—	—	—	—	(987)
Balance at March 31, 2021	—	$—	—	$—	513,617	$338	$9,291

	Series C Warrants		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2020	118,083	$—	6,024,425	$10,822	513,617	$1,354	$5,938
Expiration of Series C Warrants	(118,083)	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	(3,166)	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	(247)	—
Change in value of contingent liability	—	—	—	—	—	—	584
Balance at March 31, 2020	—	$—	6,024,425	$7,656	513,617	$1,107	$6,522

Note 5. Warrant Liabilities

The Company has issued multiple warrant series, of which the Series C Warrants, the 2017 PIPE Warrants and the 2018 PIPE Warrants (Warrants) were determined to be liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging. Only the 2018 PIPE Warrants remain outstanding at March 31, 2021.

Accounting Treatment

The Company accounts for Warrants in accordance with the guidance in ASC 815. As indicated below, the Company may be obligated to settle Warrants in cash. The Company classified Warrants as long-term liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s condensed consolidated statements of operations.

Series C Warrants

The Series C Warrants expired in March 2020. The Company calculated the fair value of the Series C Warrants as of January 1, 2020 using a Black-Scholes pricing model.

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants were issued on December 15, 2017 in the 2017 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2017 PIPE Offering, and prior to their expiration on December 15, 2020, entitled the holders to purchase 6,024,425 of the Company’s common stock at an exercise price equal to $2.00 per share, subject to certain adjustments. No warrants were exercised prior to expiration.

The Company calculated the fair value of the 2017 PIPE Warrants as of January 1, 2020 using a Monte Carlo simulation of a geometric Brownian motion model. The $3.2 million decrease in the fair value of the liability for the 2017 PIPE Warrants during the three months ended March 31, 2020 was recorded as other income in the condensed consolidated statements of operations.

Warrants Issued as Part of the Units in the 2018 PIPE Offering

The 2018 PIPE Warrants were issued on December 19, 2018 in a 2018 private offering of common stock and warrants (2018 PIPE Offering), pursuant to a Warrant Agreement with each of the investors in the 2018 PIPE Offering, and entitle the holders to purchase 513,617 shares of the Company’s common stock at an exercise price equal to $2.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2018 PIPE Warrants and terminating on December 21, 2023.

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

As of March 31, 2021, the fair value of the 2018 PIPE Warrants was estimated at $0.3 million. The $0.2 million decrease in the fair value of the liability for the 2018 PIPE Warrants during the three months ended March 31, 2021 and 2020, was recorded as other income in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants as of March 31, 2021 and December 31, 2020 using a Black-Scholes pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	March 31, 2021	December 31, 2020
Volatility	105%	88%
Contractual term (years)	2.7	3.0
Expected dividend yield	—%	—%
Risk-free rate	0.30%	0.17%

The Black-Scholes pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates.

•	Volatility: The Company calculates the estimated volatility rate based its historical volatility over the expected life of the warrants.
•	Contractual term: The expected life of the warrants, which is based on the contractual term of the warrants.
•

Expected dividend yield: The Company has never declared or paid any cash dividends and does not currently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

•	Risk-free rate: The risk-free interest rate is based on the U.S. Treasury rate for similar periods as those of expected volatility.

Note 6. Commitments and Contingencies

Facility Leases

In July 2019, the Company executed a non-cancellable lease agreement for 6,368 square feet of space in Redwood City, California, which began in September 2019 and expires in May 2021. The lease also provides the Company with the right to use office furniture in the space and allows the purchase of this furniture at the end of the lease term for $1. The lease agreement requires monthly lease payments of approximately $29,000 beginning in November of 2019, with an increase to approximately $30,000 per month in September of 2020. The Company has accounted for the new lease as an operating lease for the office space and a finance lease for the office furniture, based on their relative standalone prices. Also see Note 9, Subsequent Events, for information on the Compay’s a new operating lease for the same 6,368 square feet of space in Redwood City, California, which begins in June 2021 and expires in May 2023.

The components of lease expense during the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$76	$76

Finance lease cost:
Amortization of right-of-use assets	$2	$2
Interest on lease liabilities	—	1
Total finance lease cost	$2	$3

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

Note 7. Stockholders’ Equity

Equity Incentive Plans

2014 Plan

The Company has adopted the 2014 Equity Incentive Plan (the 2014 Plan). Under the 2014 Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or performance shares to employees, directors, advisors, and consultants. Options granted under the 2014 Plan may be incentive stock options (ISOs) or nonqualified stock options (NSOs). ISOs may be granted only to Company employees, including officers and directors.

The Board has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period for service-based stock options is normally monthly over a period of 4 years from the vesting date. Performance-based grants have vesting contingent upon the achievement of certain performance criteria related to the Company’s commercialization of its therapeutics. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of March 31, 2021, a total of 1,426,546 shares are available for future grant under the 2014 Plan.

Inducement Plan

On September 28, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the Inducement Plan) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.  The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2014 Plan.

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition. There have been no awards granted under the Inducement Plan as of March 31, 2021. As of March 31, 2021, a total of 1,500,000 shares are available for future grant under the Inducement Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations as follows (in thousands).

	Three Months Ended March 31,
	2021	2020
Research and development	$189	$99
General and administrative	906	293
Total	$1,095	$392

Stock Options

The Company granted options to purchase 3,168,500 and zero shares of the Company’s common stock during the three months ended March 31, 2021 and 2020, respectively. Of the total options granted during the three months ended March 31, 2021, 708,750 were performance-based options. The fair value of each award granted during the three months ended March 31, 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Three Months Ended
March 31, 2021
Expected life (years)	5.5-6.0
Risk-free interest rate	0.6%-0.7%
Volatility	99%-108%
Dividend rate	— %

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates:

•

Expected life: The expected life of stock options represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s service-based stock options has been determined utilizing the “simplified method”, based on the average of the contractual term of the options and the weighted-average vesting period. The expected life for the performance-based options was determined based on consideration of the contractual term of the stock options, an estimate of the date the performance criteria would be met and expectations of employee behavior.

•	Risk-free interest rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.
•	Volatility: The estimated volatility rate is based on the volatilities of the Company’s common stock for a historical period equal to the expected life of the stock options.
•

Dividend rate: The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes stock option transactions for the three months ended March 31, 2021 as issued under the 2014 Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2021	2,837,739	$4.18	7.62
Options granted	3,168,500	$2.24
Options exercised	—
Options canceled/forfeited	—
Balance at March 31, 2021	6,006,239	$3.15	8.64	$—
Options vested at March 31, 2021	1,992,693	$4.93	6.95	$—
Options vested and expected to vest at March 31, 2021	6,006,239	$3.15	8.64	$—

The weighted-average grant date fair value of options granted was $1.79 per share for the three months ended March 31, 2021. At March 31, 2021 total unrecognized employee stock-based compensation related to stock options that are likely to vest was $6.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.3 years.

Restricted Stock Units

There were 21,810 and 687,257 restricted stock units granted by the Company during the three months ended March 31, 2021 and 2020, respectively, to employees and directors. The shares granted to directors were 100% vested on the grant date and represent compensation for past Board services. The shares granted to employees typically vest annually over a period of four years. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the three months ended March 31, 2021 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2021	581,000	$3.85
Restricted stock units granted	21,810	$1.96
Restricted stock units vested	(167,060)	$3.60
Outstanding at March 31, 2021	435,750	$3.85

The weighted-average grant-date fair value of all restricted stock units granted during the three months ended March 31, 2021 and 2020 was $1.96 and $3.83, respectively. The fair value of all restricted stock units vested during the three months ended March 31, 2021 and 2020 was $0.6 million and approximately $96,000, respectively. At March 31, 2021, total unrecognized employee stock-based compensation related to restricted stock units was $1.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.8 years.

2014 Employee Stock Purchase Plan

The Company’s Board and stockholders have adopted the 2014 Employee Stock Purchase Plan (ESPP). The ESPP has become effective, and the Board will implement commencement of offers thereunder in its discretion. A total of 27,967 shares of the Company’s common stock has been made available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each year beginning in the year following the initial date that the Board authorizes commencement, equal to the least of:

•	1.0% of the outstanding shares of the Company’s common stock on the first day of such year;
•	55,936 shares; or
•	such amount as determined by the Board.

As of March 31, 2021, there were no purchases by employees under this plan.

Common Stock Warrants

As of March 31, 2021, the Company had 102,070 common stock warrants outstanding that are related to convertible notes issued in 2010 and 2012, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants. For the three months ended March 31, 2021 and 2020, the effect of issuing such common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of March 31,
	2021	2020
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	6,006,239	2,084,758
Outstanding restricted stock units	435,750	658,500
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series D warrants to purchase common stock	—	540,540
2017 PIPE warrants	—	6,024,425
2018 PIPE warrants	513,617	513,617
Total	7,074,176	9,940,410

Note 9. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2021 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the item noted below.

Lease

The Company’s operating lease for its headquarters facility office space in Redwood City, California, terminates in May 2021. In April 2021, the Company executed a non-cancellable operating lease agreement for the same 6,368 square feet of space in Redwood City, California, which begins in June 2021 and expires in May 2023. Minimum rental commitments under this lease are $0.1 million during 2021, $0.3 million during 2022, and $0.2 million during 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is Diazoxide Choline Controlled Release tablets (DCCR), a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study.  Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In March 2021, the FDA informed us that an additional clinical trial would be necessary to support a New Drug Approval submission. We are evaluating the data and are in communication with the regulatory authorities to determine next steps.

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

We have not experienced a significant financial impact directly related to the COVID-19 pandemic. In June 2020, subsequent to the announcement of top line results from DESTINY PWS, we completed a public offering of shares of our common stock and raised $53.7 million in net proceeds. As of March 31, 2021, we have cash and cash equivalents of $41.6 million, which management believes is sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing. As of March 31, 2021, we had an accumulated deficit of $191.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,		Increase (decrease)
	2021	2020	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$7,164	$6,695	$469	7%
General and administrative	2,979	2,003	976	49%
Change in fair value of contingent consideration	(987)	584	(1,571)	269%
Total operating expenses	9,156	9,282	(126)	1%
Operating loss	(9,156)	(9,282)	126	1%
Other income
Change in fair value of warrants liabilities	201	3,413	(3,212)	94%
Interest income	1	11	(10)	91%
Total other income	202	3,424	(3,222)	94%
Net loss	$(8,954)	$(5,858)	$(3,096)	53%

Revenue

We have yet not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through March 31, 2021, have generated no revenue from operations.

Research and development expense

Research and development expense of $7.2 million for the three months ended March 31, 2021 increased by $0.5 million over the three months ended March 30, 2020, primarily due to us increasing our investment in clinical manufacturing costs offset by a reduction in clinical trial costs associated with DESTINY PWS. We enrolled 127 subjects and 29 sites for DESTINY PWS and reported top line results in June 2020. As of March 31, 2021, 28 sites remained active with 98 patients still actively participating in the open label study and continuing to receive DCCR.

General and administrative expense

General and administrative expense of $3.0 million for the three months ended March 31, 2021 increased $1.0 million over the three months ended March 31, 2020. The increase was primarily related to increased compensation costs, and to a lesser extent, the costs for corporate business development expenses, intellectual property, higher legal and director and officer insurance costs.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $9.3 million as of March, 31, 2021, a $1.0 million decrease from the estimate as of December 31, 2020. During the three months ended March 31, 2020, the estimate increased $0.6 million from the $5.9 million estimated at December 31, 2019.

Other income

We had other income of $0.2 million in the three months ended March 31, 2021, compared to $3.4 million during the three months ended March 31, 2020. The decrease of $3.2 million was primarily due to a $0.2 million decrease in the fair value of our outstanding warrants during the three months ended March 31, 2021 compared to a decrease of $3.4 million during the three months ended March 31, 2020. A decrease in interest income also contributed slightly to the overall decrease in the comparative periods.

Liquidity and Capital Resources

We had a net loss of $9.0 million during the three months ended March 31, 2021 and an accumulated deficit of $191.4 million at March 31, 2021 as a result of having incurred losses since our inception. We had $41.6 million in cash and cash equivalents and

$33.0 million of working capital at March 31, 2021, and used $7.5 million of cash in operating activities during the three months ended March 31, 2021. We have financed our operations principally through issuances of equity securities. On June 26, 2020, we sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. We expect to continue incurring losses for the foreseeable future. However, we expect that our current cash and cash equivalents balance are sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(7,488)	$(5,659)
Net cash used in investing activities	(4)	—
Net cash used in financing activities	(125)	(4)
Net decrease in cash and cash equivalents	$(7,617)	$(5,663)

Cash used in operating activities

During the three months ended March 31, 2021, operating activities used net cash of $7.5 million, which was primarily due to the net loss of $9.0 million plus non-cash income of $1.2 million for the decrease in fair value of common stock warrants and contingent consideration, adjusted for non-cash expense of $0.5 million for depreciation and amortization, $1.1 million for stock-based compensation, and approximately $76,000 for non-cash lease expense. Additionally, the usage of cash during the three months ended March 31, 2021 was reduced by $1.0 million due to changes in operating assets and liabilities.

During the three months ended March 31, 2020, operating activities used net cash of $5.7 million, which was primarily due to the net loss of $5.9 million plus non-cash income of $2.8 million for the change in the fair value of stock warrants and contingent consideration, less other non-cash expenses of $0.5 million for depreciation and amortization, $0.4 million for stock-based compensation, and approximately $68,000 for non-cash lease expense. Additionally, the usage of cash during the three months ended March 31, 2020 was reduced by $2.1 million due to changes in operating assets and liabilities.

Cash used in investing activities

Minimal cash was used for investing activities in the three months ended March 31, 2021 related to the costs of acquiring property and equipment.

Cash used in financing activities

During the three months ended March 31, 2021, we used cash of $0.1 million to pay for the taxes of net share-settled vesting of restricted stock. In addition, minimal cash was used during the three months ended March 31, 2021 and 2020, for payments made on our finance lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2021. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.55	Lease agreement between the Company and Hudson Towers at Shore Center, LLC dated April 16, 2021				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2021	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)