Form 10-Q
period 2021-06-30
SOLENO THERAPEUTICS INC
filed 2021-07-28
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 23, 2021, there were 79,759,225 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$33,596	$49,224
Prepaid expenses and other current assets	948	1,019
Total current assets	34,544	50,243
Long-term assets
Property and equipment, net	27	19
Operating lease right-of-use assets	558	124
Other long-term assets	40	15
Intangible assets, net	13,609	14,581
Total assets	$48,778	$64,982
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,348	$3,489
Accrued compensation	652	1,005
Accrued clinical trial site costs	3,927	3,789
Operating lease liabilities	180	139
Other current liabilities	255	196
Total current liabilities	8,362	8,618
Long-term liabilities
2018 PIPE Warrant liability	282	539
Contingent liability for Essentialis purchase price	12,325	10,278
Operating lease liabilities, net of current	372	-
Total liabilities	21,341	19,435
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 79,759,225 and 79,615,692 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	80	80
Additional paid-in-capital	229,744	227,912
Accumulated deficit	(202,387)	(182,445)
Total stockholders’ equity	27,437	45,547
Total liabilities and stockholders’ equity	$48,778	$64,982

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$5,587	$6,103	$12,751	$12,798
General and administrative	2,464	2,248	5,443	4,251
Change in fair value of contingent consideration	3,034	2,842	2,047	3,426
Total operating expenses	11,085	11,193	20,241	20,475
Operating loss	(11,085)	(11,193)	(20,241)	(20,475)
Other income
Change in fair value of warrants liabilities	56	3,808	257	7,221
Interest income	41	1	42	12
Total other income	97	3,809	299	7,233
Net loss	$(10,988)	$(7,384)	$(19,942)	$(13,242)
Net loss per common share, basic and diluted	$(0.14)	$(0.16)	$(0.25)	$(0.29)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	79,747,506	46,236,209	79,721,290	45,458,034

See accompanying notes to condensed consolidated financial statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(unaudited)

(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2021	79,615,692	$80	$227,912	$(182,445)	$45,547
Stock-based compensation			1,095		1,095
Issuance of common stock under equity incentive plan, net of tax withholdings	167,060	—			—
Tax withholding payments for net share-settled equity awards	(59,072)		(120)		(120)
Net loss				(8,954)	$(8,954)
Balances at March 31, 2021	79,723,680	80	228,887	(191,399)	37,568
Stock-based compensation			857		857
Issuance of common stock under equity incentive plan, net of tax withholdings	35,545	—			—
Net loss				(10,988)	(10,988)
Balances at June 30, 2021	79,759,225	$80	$229,744	$(202,387)	$27,437

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	44,658,054	$45	$172,708	$(157,806)	$14,947
Stock-based compensation			392		392
Issuance of common stock under equity incentive plan	28,757	—			—
Net loss				(5,858)	(5,858)
Balances at March 31, 2020	44,686,811	45	173,100	(163,664)	9,481
Stock-based compensation			341		341
Issuance of common stock under equity incentive plan	24,979	—	17		17
Sale of common stock in public offering, net of costs of $3,778	34,848,484	35	53,687		53,722
Net loss				(7,384)	(7,384)
Balances at June 30, 2020	79,560,274	$80	$227,145	$(171,048)	$56,177

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,942)	$(13,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	979	977
Non-cash lease expense	151	137
Stock-based compensation expense	1,952	733
Change in fair value of stock warrants	(257)	(7,221)
Change in fair value of contingent consideration	2,047	3,426
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	83	(35)
Other assets	(40)	-
Accounts payable	(153)	1,619
Accrued compensation	(353)	237
Accrued clinical trial site costs	138	1,445
Operating lease liabilities	(168)	(7)
Other liabilities	62	(262)
Net cash used in operating activities	(15,501)	(12,193)
Cash flows from investing activities:
Purchases of property and equipment	(4)	-
Net cash used in investing activities	(4)	-
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	-	53,950
Tax withholding payments for net share-settled equity awards	(120)	-
Proceeds from stock option exercises	-	17
Principal paid on finance lease liabilities	(3)	(8)
Net cash provided by (used in) financing activities	(123)	53,959
Net increase (decrease) in cash and cash equivalents	(15,628)	41,766
Cash and cash equivalents, beginning of period	49,224	20,733
Cash and cash equivalents, end of period	$33,596	$62,499

Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$581	$-
Deferred financing costs included in accounts payable	12	-

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

June 30, 2021

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

Note 2. Liquidity

The Company had a net loss of $19.9 million during the six months ended June 30, 2021 and has an accumulated deficit of $202.4 million at June 30, 2021 resulting from having incurred losses since its inception. The Company had $33.6 million of cash and cash equivalents on hand at June 30, 2021 and used $15.5 million of cash in its operating activities during the six months ended June 30, 2021. The Company has financed its operations principally through issuances of equity securities. On June 26, 2020, the Company sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. On July 16, 2021, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (Cantor) pursuant to which the Company may offer and sell, from time to time, shares of its common stock through Cantor up to an aggregate purchase price of $25.0 million (the ATM Offering). The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash and cash equivalents balance are sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the six months ended June 30, 2021 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Below are those policies with current period updates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2020, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 3, 2021.

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

During the three and six months ended June 30, 2021, there have been no recently adopted accounting standards and no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

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

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$282	$—	$—	$282
Essentialis purchase price contingency liability	12,325	—	—	12,325
Total common stock warrant and contingent consideration liability	$12,607	$—	$—	$12,607

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$539	$—	$—	$539
Essentialis purchase price contingency liability	10,278	—	—	10,278
Total common stock warrant and contingent consideration liability	$10,817	$—	$—	$10,817

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2021 and 2020 (dollars in thousands).

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2021	513,617	$539	$10,278
Change in value of 2018 PIPE Warrants	—	(257)	—
Change in value of contingent liability	—	—	2,047
Balance at June 30, 2021	513,617	$282	$12,325

	Series C Warrants		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2020	118,083	$—	6,024,425	$10,822	513,617	$1,354	$5,938
Expiration of Series C Warrants	(118,083)	—	—	—	—	—	—
Change in value of 2017 PIPE Warrants	—	—	—	(6,592)	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	(629)	—
Change in value of contingent liability	—	—	—	—	—	—	3,426
Balance at June 30, 2020	—	$—	6,024,425	$4,230	513,617	$725	$9,364

Note 5. Warrant Liabilities

The Company has issued multiple warrant series, of which the Series C Warrants, the 2017 PIPE Warrants and the 2018 PIPE Warrants (Warrants) were determined to be liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging. Only the 2018 PIPE Warrants remain outstanding at June 30, 2021.

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

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants expired on December 15, 2020. The Company calculated the fair value of the 2017 PIPE Warrants as of January 1, 2020 using a Monte Carlo simulation of a geometric Brownian motion model. The $3.2 million decrease in the fair value of the liability for the 2017 PIPE Warrants during the three months ended March 31, 2020 was recorded as other income in the condensed consolidated statements of operations.

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

As of June 30, 2021, the fair value of the 2018 PIPE Warrants was estimated at $0.3 million. The $0.2 million decrease in the fair value of the liability for the 2018 PIPE Warrants during the three and six months ended June 30, 2021 and 2020, was recorded as other income in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants as of June 30, 2021 and December 31, 2020 using a Black-Scholes pricing model which requires the input of highly subjective assumptions including the expected stock price volatility. The following summarizes certain key assumptions used in estimating the fair values.

	June 30, 2021	December 31, 2020
Volatility	106%	88%
Contractual term (years)	2.5	3.0
Expected dividend yield	—%	—%
Risk-free rate	0.35%	0.17%

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

Note 6. Commitments and Contingencies

Facility Leases

The Company’s operating lease for its headquarters facility office space in Redwood City, California, terminated in May 2021. In April 2021, the Company executed a non-cancellable operating lease agreement for the same 6,368 square feet of space, which began in June 2021 and expires in May 2023.

The lease was accounted at inception with a right-of-use asset equal to $0.6 million and a liability for $0.5 million. As of June 30, 2021, the short-term liability is equal to $0.2 million and the long-term liability is equal to $0.3 million. The weighted average discount rate was 9% over a remaining term of 23 months. The discount rate was determined based on the estimate of the interest to be paid on a loan collateralized by such contract according to small business bank loans comparable rates. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for the office lease.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of June 30, 2021:

Undiscounted future minimum lease payments:
2021 (remainder of the year)	$100,296
2022	334,320
2023	179,100
Total undiscounted future minimum lease payments	613,716
Less: amount representing imputed interest	(62,097)
Total	$551,619

The components of lease expense during the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$78	$77	$154	$153

Finance lease cost:
Amortization of right-of-use assets	$2	$3	$4	$5
Interest on lease liabilities	—	—	—	1
Total finance lease cost	$2	$3	$4	$6

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

The Board has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period for service-based stock options is normally monthly over a period of 4 years from the vesting date. Performance-based grants have vesting contingent upon the achievement of certain performance criteria related to the Company’s commercialization of its therapeutics. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of June 30, 2021, a total of 1,167,773 shares are available for future grant under the 2014 Plan.

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

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition. There have been no awards granted under the Inducement Plan as of June 30, 2021. As of June 30, 2021, a total of 1,500,000 shares are available for future grant under the Inducement Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$223	$62	$412	$161
General and administrative	634	279	1,540	572
Total	$857	$341	$1,952	$733

Stock Options

The Company granted options to purchase 219,310 and 452,650 shares of the Company’s common stock during the three months ended June 30, 2021 and 2020, respectively, and granted options to purchase 3,387,810 and 452,650 of the Company’s common stock during the six months ended June 30, 2021 and 2020, respectively. Of the total options granted during the three and six months ended June 30, 2021, 708,750 were performance-based options. The fair value of each award granted during the three and six months ended June 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected life (years)	5.5-6.0	5.5-6.0	5.5-6.0	5.5-6.0
Risk-free interest rate	0.9%-1.0%	0.4%-0.5%	0.6%-1.0%	0.4%-0.5%
Volatility	91%-102%	64%	91%-108%	64%
Dividend rate	— %	— %	— %	— %

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

The following table summarizes stock option transactions for the six months ended June 30, 2021 as issued under the 2014 Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2021	2,837,739	$4.18	7.62
Options granted	3,387,810	$2.16
Options exercised	—
Options canceled/forfeited	—
Balance at June 30, 2021	6,225,549	$3.08	8.44	$19
Options vested at June 30, 2021	2,284,607	$4.61	6.95	$—
Options vested and expected to vest at June 30, 2021	6,225,549	$3.08	8.44	$19

The weighted-average grant date fair value of options granted was $1.73 and $1.95 per share for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 total unrecognized employee stock-based compensation related to stock options that are likely to vest was $6.1 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.8 years.

Restricted Stock Units

There were 39,463 and 16,461 restricted stock units granted by the Company during the three months ended June 30, 2021 and 2020, respectively, and 61,273 and 703,718 restricted stock units granted during the six months ended June 30, 2021 and 2020, respectively, to employees and directors. The shares granted to directors were 100% vested on the grant date and represent compensation for past Board services. The shares granted to employees typically vest annually over a period of four years. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the six months ended June 30, 2021 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2021	581,000	$3.85
Restricted stock units granted	61,273	$1.48
Restricted stock units vested	(206,523)	$3.15
Outstanding at June 30, 2021	435,750	$3.85

The weighted-average grant-date fair value of all restricted stock units granted during the six months ended June 30, 2021 and 2020 was $1.48 and $3.81, respectively. The fair value of all restricted stock units vested during the six months ended June 30, 2021 and 2020 was $0.7 million and approximately $0.1 million, respectively. At June 30, 2021, total unrecognized employee stock-based compensation related to restricted stock units was $1.7 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years.

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

As of June 30, 2021, there were no purchases by employees under this plan.

Common Stock Warrants

As of June 30, 2021, the Company had 102,070 common stock warrants outstanding that are related to convertible notes issued in 2010 and 2012, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants. For the three and six months ended June 30, 2021 and 2020, the effect of issuing such common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of June 30,
	2021	2020
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	6,225,549	2,500,113
Outstanding restricted stock units	435,750	591,000
Warrants issued to underwriter to purchase common stock	16,500	16,500
Series D warrants to purchase common stock	—	540,540
2017 PIPE warrants	—	6,024,425
2018 PIPE warrants	513,617	513,617
Total	7,293,486	10,288,265

Note 9. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2021 through the date these condensed consolidated financial statements were issued and has determined that there are no other subsequent events requiring disclosure in these condensed consolidated financial statements other than the item noted below.

At The Market Facility

On July 16, 2021, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor pursuant to which the Company may offer and sell, from time to time, shares of its common stock through Cantor up to an aggregate purchase price of $25.0 million.

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

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR for up to 36 months in C602, an open-label extension study.  Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In March 2021, the FDA informed us that an additional clinical trial would be necessary to support a New Drug Approval submission. In July 2021, we announced that we had received official meeting minutes from a Type B meeting with the FDA on June 11, 2021. Included in the meeting was the “patient voice” represented by the PWS advocacy organizations, as well as the family of a DCCR trial participant. The FDA continued to assert that based on the data they have seen to date, an additional clinical trial is necessary for the submission of a New Drug Application (NDA). However, the FDA strongly encouraged us to submit the available data and clinical study reports for ours C601 and C602 studies to allow it to assess if these studies may provide adequate evidence of safety and efficacy to support the submission of an NDA. We are evaluating the data and are in communication with the regulatory authorities to determine next steps.

The spread of the COVID-19 virus during 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. We have not experienced a significant financial impact directly related to the COVID-19 pandemic. In June 2020, subsequent to the announcement of top line results from DESTINY PWS, we completed a public offering of shares of our common stock and raised $53.7 million in net proceeds. On July 16, 2021 we entered into a Controlled Equity Offering Sales Agreement with Cantor pursuant to which we may offer and sell, from time to time, shares of our common stock through Cantor up to an aggregate purchase price of $25.0 million. As of June 30, 2021, we have cash and cash equivalents of $33.6 million, which management believes is sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing. As of June 30, 2021, we had an accumulated deficit of $202.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended June 30,		Increase (decrease)
	2021	2020	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$5,587	6,103	$(516)	8%
General and administrative	2,464	2,248	216	10%
Change in fair value of contingent consideration	3,034	2,842	192	7%
Total operating expenses	11,085	11,193	(108)	1%
Operating loss	(11,085)	(11,193)	108	1%
Other income
Change in fair value of warrants liabilities	56	3,808	(3,752)	99%
Interest income	41	1	40	4000%
Total other income	97	3,809	(3,712)	97%
Net loss	$(10,988)	$(7,384)	$(3,604)	49%

Revenue

We have yet not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through June 30, 2021, have generated no revenue from operations.

Research and development expense

Research and development expense of $5.6 million for the three months ended June 30, 2021 decreased by $0.5 million over the three months ended June 30, 2020. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC projects necessary to support the filing of an NDA.

General and administrative expense

General and administrative expense of $2.5 million for the three months ended June 30, 2021 increased $0.2 million over the three months ended June 30, 2020. The increase was primarily related to increased compensation costs due to headcount growth and increased stock-based compensation expense, partly offset by a decline in the costs for corporate expenses, including consulting, intellectual property and legal costs.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $12.3 million as of June 30, 2021, a $3.0 million increase from the estimate as of March 31, 2021. During the three months ended June 30, 2020, the estimate increased $2.8 million from the $6.6 million estimated at March 31, 2020.

Other income

We had other income of $0.1 million in the three months ended June 30, 2021, compared to $3.8 million during the three months ended June 30, 2020. The decrease of $3.7 million was primarily due to a $3.8 million decrease in the fair value of our outstanding warrants during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Results of Operations

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,		Increase (decrease)
	2021	2020	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$12,751	$12,798	$(47)	0%
General and administrative	5,443	4,251	1,192	28%
Change in fair value of contingent consideration	2,047	3,426	(1,379)	40%
Total operating expenses	20,241	20,475	(234)	1%
Operating loss	(20,241)	(20,475)	234	1%
Other income
Change in fair value of warrants liabilities	257	7,221	(6,964)	96%
Interest income	42	12	30	250%
Total other income	299	7,233	(6,934)	96%
Net loss	$(19,942)	$(13,242)	$(6,700)	51%

Revenue

We have yet not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through June 30, 2021, have generated no revenue from operations.

Research and development expense

Research and development expense of $12.8 million for the six months ended June 30, 2021 remaining constant with the six months ended June 30, 2020. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC projects necessary to support the filing of an NDA.

General and administrative expense

General and administrative expense of $5.4 million for the six months ended June 30, 2021 increased $1.2 million over the six months ended June 30, 2020. The increase was primarily related to increased compensation costs due to increased headcount and increased stock-based compensation expense.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $30 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sale of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $12.3 million as of June 30, 2021, a $2.0 million increase from the estimate as of December 31, 2020. During the six months ended June 30, 2020, the estimate increased $3.4 million from the $6.0 million estimated at December 31, 2019.

Other income

We had other income of $0.3 million in the six months ended June 30, 2021, compared to $7.2 million during the six months ended June 30, 2020. The decrease of $6.9 million was primarily due to a $7.0 million decrease in the fair value of our outstanding warrants during the six months ended June 30, 2021 compared the six months ended June 30, 2020. An increase in interest income also contributed slightly to the overall decrease in the comparative periods.

Liquidity and Capital Resources

We had a net loss of $19.9 million during the six months ended June 30, 2021 and an accumulated deficit of $202.4 million at June 30, 2021 as a result of having incurred losses since our inception. We had $33.6 million in cash and cash equivalents and $26.2 million of working capital at June 30, 2021, and used $15.5 million of cash in operating activities during the six months ended June 30, 2021. We have financed our operations principally through issuances of equity securities. On June 26, 2020, we sold 34,848,484 shares of common stock in an underwritten public offering at a price of $1.65 per share for net proceeds of $53.7 million. On July 16, 2021, we announced an ATM Offering for up to $25.0 million. We expect to continue incurring losses for the foreseeable future. However, we expect that our current cash and cash equivalents balance are sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	SixMonths Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(15,501)	$(12,193)
Net cash used in investing activities	(4)	—
Net cash provided by (used in) financing activities	(123)	53,959
Net increase (decrease) in cash and cash equivalents	$(15,628)	$41,766

Cash used in operating activities

During the six months ended June 30, 2021, operating activities used net cash of $15.5 million, which was primarily due to the net loss of $19.9 million reduced by adding back the non-cash loss of $1.8 million for the change in fair value of common stock warrants and contingent consideration, non-cash expense of $1.0 million for depreciation and amortization and $2.0 million for stock-based compensation. Additionally, the usage of cash during the six months ended June 30, 2021 was increased by $0.4 million due to changes in operating assets and liabilities.

During the six months ended June 30, 2020, operating activities used net cash of $12.2 million, which was primarily due to the net loss of $13.2 million increased by adding back the net non-cash income of $3.8 million for the change in the fair value of stock warrants and contingent consideration, and reduced by adding back other non-cash expenses of $1.0 million for depreciation and amortization, $0.7 million of expenses paid with commons stock or equity awards and $0.1 million for non-cash lease expense. Additionally, the usage of cash during the six months ended June 30, 2020 was reduced by $3.0 million due to changes in operating assets and liabilities.

Cash provided by (used in) investing activities

Minimal cash was used for investing activities in the six months ended June 30, 2021 related to the costs of acquiring property and equipment.

Cash used in financing activities

During the six months ended June 30, 2021, we used cash of $0.1 million to pay for the taxes of net share-settled vesting of restricted stock.

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

In addition, minimal cash was used during the six months ended June 30, 2021 and 2020, for payments made on our finance lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2021. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment. We have included in Part I, Item 1A of our Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). Other than as set forth below, there are no material changes from the disclosure provided in the Form 10-K with respect to the Risk Factors.

The regulatory approval process for DCCR is subject to uncertainty based on FDA’s recommendation that at least an additional clinical trial may be necessary to support a marketing application for the treatment of PWS.

We have been in discussions with the FDA regarding the clinical data necessary to support the submission of a new drug application (NDA) seeking approval to market DCCR for the treatment of PWS, after our Phase 3 trial, DESTINY PWS (C601) trial failed to demonstrate statistical significance on the primary efficacy endpoints. As we previously disclosed, the FDA has indicated that based on the data the agency has seen to date, at least an additional clinical trial will be necessary to support our planned NDA. As part of the ongoing discussions with the FDA, we have proposed providing the agency with the complete data set from the DESTINY PWS Phase 3 trial and available data from our long-term, open-label extension study (C602) to allow FDA to further assess if those data may provide adequate evidence of safety and efficacy to permit us to submit a 505(b)(2) NDA for the product candidate. We cannot be certain that the FDA will agree that these additional data, once submitted and reviewed by FDA, are sufficient for the agency to determine that we have demonstrated substantial evidence that DCCR is safe and effective for the treatment of PWS.

Complying with any additional requests for information from the FDA, or designing and conducting a new randomized controlled clinical trial if the agency continues to assert that an additional controlled data is necessary, will be time-consuming, expensive, and delay or prevent our ability to continue to study and develop DCCR, or may result in a change in our regulatory strategy such as pursuing a narrower indication of use. If we are unable to adequately address any previous or further recommendations, concerns, requests, or objections in a manner satisfactory to the FDA, as applicable, in a timely manner, or at all, we could be delayed or prevented from seeking approval of DCCR for any intended use. Moreover, there can be no assurance that any future randomized controlled trial will be successfully enrolled or completed.

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

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2021	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)