Form 10-K
period 2021-12-31
SOLENO THERAPEUTICS INC
filed 2022-03-31
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price of $1.14 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $61.3 million. Shares of Common Stock held by each executive officer, director and beneficial holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of March 24, 2022, there were 80,088,816 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Name:     Marcum LLPAuditor Location:      San Francisco, CAAuditor Firm ID:      688

Soleno Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” “plan” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, the regulatory regime for our products, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; the impact of the COVID-19 pandemic on our ongoing and planned clinical trials or operations; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. Particular uncertainties that could affect future results include: our ability to achieve or maintain profitability; our ability to obtain substantial additional capital that may be necessary to maintain or expand our business; our ability to maintain internal control over financial reporting; our dependence on, and need to attract and retain, key management and other personnel; our ability to obtain, protect and enforce our intellectual property rights; potential advantages that our competitors and potential competitors may have in securing funding or developing products; business interruptions such as earthquakes and other natural disasters; our ability to comply with laws and regulations; potential product liability claims; and our ability to use our net operating loss carryforwards to offset future taxable income. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Company Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead drug, Diazoxide Choline Extended-Release tablets (DCCR), is a potent ATP-sensitive potassium (KATP) channel activator.  The KATP channel plays a central role in the regulation of a number of physiological processes which may otherwise be dysregulated, contributing to the pathophysiology of several diseases. In the context of the underlying genetic or structural defects in many forms of hyperphagic obesity, including Prader-Willi syndrome (PWS), these pathophysiological processes may cumulatively contribute to increases in appetite and aggressive food seeking, lack of satiety, accumulation of excess body fat and the establishment and perpetuation of the obese state.

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

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 13-week randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 randomized participants at 29 sites in the U.S. and United Kingdom (U.K.). Participants who complete treatment in DESTINY PWS and sought continued treatment with DCCR were eligible to receive DCCR in a long-term open-label safety extension study (C602).  Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In March 2021, the U.S. Food and Drug Administration (FDA) informed us that an additional clinical trial would be necessary to support a New Drug Approval (NDA) submission. In July 2021, we announced that we had received official meeting minutes from a Type B meeting with the FDA on June 11, 2021. Included in the meeting was the “patient voice” represented by the PWS advocacy organizations, as well as the family of a DCCR trial participant. The FDA continued to assert that an additional clinical trial is necessary for the submission of an NDA. However, the FDA strongly encouraged us to submit the available data and clinical study reports for our C601 and C602 studies to allow it to assess if these studies may provide adequate evidence of safety and efficacy to support the submission of an NDA. In September 2021, we announced top line results from the interim one year data from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to natural history of PWS from the PATH for PWS Study (PfPWS) over a one year treatment period. The PfPWS study is an ongoing study sponsored by the Foundation for Prader-Willi Research (FPWR) to advance the understanding of the natural history in individuals with PWS. We submitted the data in the fourth quarter 2021 and in January 2022, we announced we had received official meeting minutes from a Type C meeting with the FDA on December 21, 2021. The purpose of the meeting was to discuss the adequacy of the submitted data and possible ways to generate additional controlled clinical data. The FDA recommended that additional controlled data be included in the NDA submission, and indicated they were receptive to a study design involving participants currently enrolled in Study C602, our ongoing open-label extension study to generate the data necessary to support an NDA. In March 2022, we submitted a study proposal involving Study C602 participants.

On March 9, 2022, we announced that Running for Research - Prader-Willi Syndrome (RFR), an organization committed to raising private donations in support of advancing the science around PWS, will fund an investigator-sponsored clinical study to evaluate DCCR in patients with early phase PWS. The study is expected to be a multi-center trial conducted at four institutions in the U.S. The goal of this study is to evaluate the effects of DCCR in pre-hyperphagic individuals with PWS based on various behavioral and metabolic parameters and to assess if DCCR has potential to prevent progression to hyperphagia and late-phase PWS.

Our current focus is the development of DCCR for PWS. However, other syndromes that may be similarly addressed include SH2B1 deficient obesity, more severely impacted forms of MC4R deficiency, Alström syndrome, and KSR2 deficient obesity. Another type of disease where DCCR may be efficacious is where hypoglycemia is a significant problem. Examples include hyperinsulinemic hypoglycemia and certain Glycogen Storage Diseases. We have orphan drug designation for the treatment of Glycogen Storage Disease Type 1a in the U.S.

Diazoxide Choline Controlled-Release Tablets

DCCR tablets consist of the active ingredient diazoxide choline, a choline salt of diazoxide, which is a benzothiadiazine. Once solubilized from the formulation, diazoxide choline is rapidly converted to diazoxide prior to absorption. Diazoxide acts by stimulating ion flux through KATP channels and appears to act on signs and symptoms of PWS in a variety of ways. Activating the KATP channel in NPY/AgRP neurons in the hypothalamus may reduce secretion of neuropeptide Y (NPY), Agouti-related peptile (AgRP) and likely gamma-amino butyric acid (GABA) contributing to a reduction in hyperphagia. Activating the KATP channel in the dorsal motor nucleus of vagus may potentiate the effects of leptin, insulin and a-melanocortin stimulating hormone to reduce hyperinsulinemia and impact appetite and satiety. Activating the KATP in pancreatic ß-cells can reduce the secretion of insulin, and further reduce the accumulation of excess body fat and the progression to insulin resistance. Activating the KATP channel in adipocytes has the potential to decrease de-novo triglyceride synthesis and increase ß-oxidation of fat, reducing fat mass.

In the U.S., diazoxide was first approved in 1973 as an intravenous formulation for the emergency treatment of malignant hypertension. In 1976, immediate-release oral formulations including Proglycem® Oral Suspension and Capsules, or Proglycem, were approved, and there has been nearly 40 years of use of the 2-3 times a day, orally-administered drug product in the approved ultra-rare indications related to hyperinsulinism. Both the capsule and IV formulations have been withdrawn from the U.S. market for reasons other than safety. There is extensive data on short term and chronic use of Proglycem in children with congenital hyperinsulinism, or CHI, and in adults with insulinoma. Insulinoma patients tend to be older, with 50% of them over 70 years old. Published data have reported that the average duration of use of Proglycem in certain CHI and insulinoma patients is 5 years and 7 years, respectively.

DCCR tablets were formulated with the goals of improving the safety and bioavailability of orally-administered diazoxide and reducing the frequency of dosing required by current diazoxide formulations. Diazoxide choline is formulated into an extended-release tablet that provides lower peak plasma concentration compared to diazoxide oral suspension and allows for the gradual release of diazoxide choline from DCCR, making it suitable for once-a-day dosing. The gradual release and absorption of diazoxide achieved using DCCR results in consistent intraday circulating drug levels potentially reducing the adverse events often associated with transiently high circulating drug levels, and providing efficacy at lower diazoxide-equivalent doses.

Prader-Willi Syndrome (PWS)

PWS is a rare, complex neurobehavioral/metabolic disorder caused by the absence of normally active paternally expressed genes from the chromosome 15q11-q13 region. PWS is an imprinted condition with 60-65% of the cases due to a de novo deletion in the paternally inherited chromosome 15 11-q13 region, 30-35% from maternal uniparental disomy 15, or UPD, where the affected individual inherited 2 copies of the chromosome from their mother and no copy from their father, and the remaining 2-5% from either microdeletions or epimutations of the imprinting center (i.e., imprinting defects; IDs). The Committee on Genetics of the American Academy of Pediatrics states PWS affects both genders equally and occurs in people from all geographic regions; its estimated incidence is 1 in 15,000 live births. The mortality rate among PWS patients is 3% a year across all ages and 7% in those over 30 years of age. The mean age of death reported from a 40-year mortality study in the U.S. was 29.5 ± 15 years (range: 2 months—67 years).

In addition to hyperphagia, typical behavioral disturbances associated with PWS include skin picking, difficulty with change in routine, obsessive and compulsive behaviors, anxiety and mood fluctuations. The majority of older adolescent and adult PWS patients display some degree of aggressive or threatening behaviors including being verbally aggressive, seeking to intimidate others, being physically aggressive including attacking others, destroying property, throwing temper tantrums and directing rage or anger at others.

PWS is typically thought of as a genetic obesity. However, many PWS patients today may not be obese because of increasing awareness among families and caregivers leading to significant control of access to food and its intake. However, patients remain hyperphagic and will typically have a higher body fat and lower lean body mass content compared to similarly obese individuals. They are prone to cardiometabolic issues such as abnormal lipid profiles, diabetes and hypertension associated with obesity once it is established. Other complications in PWS patients include greater risk for autistic symptomatology, psychosis, sleep disorders, distress, food stealing, withdrawal, sulking, nail-biting, hoarding and overeating, and more pronounced attention-deficit hyperactivity disorder symptoms, insistence on sameness, and their association with maladaptive conduct problems. Cognitively, most individuals with PWS function in the mild intellectual disability range with a mean IQ in the 60s to low 70s. The combination of food-related preoccupations and numerous maladaptive behaviors make it difficult for individuals with PWS to perform to their IQ potential. Some older adolescents and many adults reach a stage at which they can no longer be effectively managed in the home and therefore transition to institutional care.

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

As described above in the Company Overview, a Phase 3 clinical trial, DESTINY PWS, was subsequently conducted to evaluate the efficacy and safety of DCCR in patients with genetically-confirmed PWS. Top-line results were reported in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. Subjects who complete the  DESTINY PWS study were allowed to enroll in a long-term, safety extension study (C602). In September 2021, we announced top-line results from the analysis of one-year data from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to the natural history of PWS from the PATH for PWS Study (PfPWS) over a one year treatment period.  PfPWS is an ongoing study sponsored by the Foundation for Prader Willi Research (FPWR) evaluating the natural history of subjects with PWS in more than 700 families.

Safety of DCCR in the Treatment of PWS

In the DESTINY-PWS clinical trial (C601), treatment emergent adverse events (TEAEs) occurred in 83.3% of DCCR treated subjects and 73.8% of placebo treated subjects.  The most common TEAEs in both groups included hypertrichosis, hirsutism, upper respiratory tract infections, peripheral edema, headache and hyperglycemia. Hypertrichosis, peripheral edema, and hyperglycemia occurring more frequently in the DCCR group, headache occurred more frequently in the placebo group, and hirsutism and upper respiratory tract infections occurring with almost equal frequency in the two groups.

The safety profile of DCCR in C601 was generally consistent with the known safety profile of diazoxide and prior experience with DCCR.  Most events were Grade 1 in severity with no Grade 4 or higher events. There were no reportable serious unexpected adverse events (SUSARs) related to DCCR in clinical study C601.

Regulatory Status of DCCR for the Treatment of PWS

Diazoxide choline is being developed in the U.S. under a current Investigational New Drug Application (IND) and is designated as an Orphan Drug for the treatment of PWS in the U.S. and Europe and granted Fast Track designation in the U.S. If certain criteria are met, DCCR may be eligible for “Accelerated Approval” and “Priority Review” and also “Rolling Review”, which would allow us to submit to the FDA sections of our NDA as they are finished instead of waiting for all sections to be completed before submitting the marketing application. The current status of our Phase 3 clinical trial is described above in the Company Overview.

Market opportunity

An estimated 300,000 to 400,000 individuals worldwide have PWS with a birth incidence ranging from 1:15,000 to 1:25,000. In addition, according to an abstract published in the Journal of Endocrine Society, a 2020 review of medical claims provided by IQVIA Health Plan and CMS Medicare fee-for-service claim data, demonstrated a U.S. diagnosed PWS prevalence of approximately 9,000 patients in the United States in 2018. The numbers of identified PWS patients is growing at a rate that is higher than the rate of general population because of improved rates of diagnosis. DCCR may be the first effective treatment for hyperphagia in PWS patients to reach the market both in the U.S. and Europe and may therefore be likely to be used in a large proportion of patients.

Sales and Marketing

Newly diagnosed PWS patients are typically treated by a multi-disciplinary team led by a pediatric endocrinologist. Many patients receive care at larger clinics devoted to PWS in university-associated hospitals or at children’s hospitals. This concentration of care may allow us to market DCCR without a partner by assembling a small, dedicated salesforce to target the limited number of major PWS treatment centers in the U.S. We believe similar dynamics exist in Europe. In contrast, we will likely need to identify a marketing partner for DCCR in Japan, and the rest of the world. The final decision on sales and marketing strategy will be made at a later date.

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

Intellectual Property

DCCR Patent Portfolio

Our patent portfolio consists of issued U.S. patents and pending U.S. applications. Our issued U.S. patents expire in 2025 to 2035. We also have one or more issued patents in Europe, Canada, Japan, China, India, Israel, Hong Kong, Australia, Malaysia, Mexico, New Zealand, Singapore, Indonesia, Korea, and Eurasia.  We are prosecuting numerous patent applications in major pharmaceutical markets around the world. The issued patents and pending patent applications include protection of compositions, methods of manufacturing, pharmaceutical formulations, and methods of treating aspects of PWS and Smith-Magenis syndrome (SMS).

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

Employees and Human Capital

As of December 31, 2021, we had 20 full-time employees and 11 full-time or part-time consultants providing services to us. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize DCCR, which would materially harm our business. We have been in discussions with the FDA regarding the clinical data necessary to support the submission of a new drug application (NDA) seeking approval to market DCCR for the treatment of PWS, after our Phase 3 clinical trial, DESTINY PWS (C601) trial failed to demonstrate statistical significance on the primary efficacy endpoints. As we previously disclosed, the FDA has indicated that based on the data the agency has seen to date, at least an additional clinical trial will be necessary to support our planned NDA. As part of the ongoing discussions with the FDA, we have provided the agency with the clinical study report for the C601 clinical trial and available data from our long-term, open-label extension study (C602) to allow FDA to further assess if those data may provide adequate evidence of safety and efficacy to permit us to submit a 505(b)(2) NDA for the product candidate. We cannot be certain that the FDA will agree that these additional data, once reviewed by FDA, are sufficient for the agency to determine that we have demonstrated substantial evidence that DCCR is safe and effective for the treatment of PWS.

Complying with any additional requests for information from the FDA or designing and conducting a new randomized controlled clinical trial if the agency continues to assert that an additional controlled data is necessary, will be time-consuming, expensive, and delay or prevent our ability to continue to study and develop DCCR, or may result in a change in our regulatory strategy such as pursuing a narrower indication of use. If we are unable to adequately address any previous or further recommendations, concerns, requests, or objections in a manner satisfactory to the FDA, as applicable, in a timely manner, or at all, we could be delayed or prevented from seeking approval of DCCR for any intended use. Moreover, there can be no assurance that any future randomized controlled trial will be successfully enrolled or completed.

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

We have not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through December 31, 2021, have generated no revenue from operations. We had a net loss of $30.9 million during the year ended December 31, 2021 and an accumulated deficit of $213.4 million at December 31, 2021 as a result of having incurred losses since our inception. We had $21.3 million in cash and cash equivalents and $14.4 million of working capital at December 31, 2021, used $27.8 million of cash in operating activities during the year ended December 31, 2021 and expect to continue incurring losses for the foreseeable future. These matters raise substantial doubt about our ability to continue as a going concern.

We intend to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including ongoing expenses related to resources being deployed to manage participants in our current ongoing clinical trial of DCCR and other activities necessary to support the submission of an NDA to the FDA.  Because of the numerous risks and uncertainties associated with our product development and planned commercialization efforts, we are unable to predict the extent of our future losses or when, or if, we will generate meaningful revenue or become profitable, and it is possible we will never achieve these goals. Our ability to obtain additional financing will depend on a number of factors, including, among others, our ability to generate positive data from our clinical studies, our ability to obtain FDA clearance for DCCR, the condition of the capital markets and the other risks described in these risk factors. If any one of these risks are realized, we may not be able to obtain additional funding, in which case, our business could be jeopardized and we may not be able to continue our operations or pursue our strategic plans. If we are forced to scale down, limit or cease operations, our stockholders could lose all of their investment. Even if we are successful at raising capital, there is no assurance that any funds raised will be sufficient to enable us to attain profitable operations or continue as a going concern.

To the extent that we are unsuccessful raising sufficient capital, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds on unfavorable terms, through dilutive financings or entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our product candidates that we would not otherwise relinquish. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders will experience further dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur debt, our fixed payment obligations, liabilities and leverage relative to our equity capitalization would increase, which could increase the cost of future capital. Further, the terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and any such debt could be secured by any or all of our assets pledged as collateral. Additionally, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

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

We may not be successful in commercializing our approved products.

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

Although we believe that DCCR and our other planned products represent promising commercial opportunities, our products may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for DCCR globally and build these markets through physician education, awareness programs, and other marketing efforts. Gaining acceptance in medical communities depends on a variety of factors, including clinical data published or reported in reputable contexts and word-of-

mouth between physicians. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals may limit the adoption of our products. Our ability to successfully market our products will depend on numerous factors, including:

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

•	the cost of clinical studies or the manufacturing of our planned products may be greater than we anticipate; including due to inflationary pressures outside of our control;
•	third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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

Our product candidates may cause serious adverse side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.

The risk of failure of clinical development is high. It is impossible to predict when or if any planned product candidates will prove safe enough to receive regulatory approval. Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Additionally, if any of our planned products receives additional marketing approvals, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

Alternatives exist for our product candidates and we will likely face competition with respect to any planned products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, medical device companies, and biotechnology companies worldwide. These companies may reduce prices for their competing drugs in an effort to gain or retain market share and undermine the value our products might otherwise be able to offer to payers. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

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

Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payers for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In some foreign countries, including major markets in the E.U. and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-

effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of our products, if any, is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Dr. Anish Bhatnagar, our Chief Executive Officer, James Mackaness, our Chief Financial Officer, Neil M. Cowen, our Senior Vice President of Drug Development, Kristen Yen, our Vice President of Clinical Operations, and Patricia Hirano our Vice President of Regulatory Affairs. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our officers all have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not currently maintain “key person” life insurance on any of our employees.

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
•

natural disasters, political and economic instability, including wars, terrorism and political unrest, including the outbreak of hostilities in the Ukraine, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•

failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities.

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

As of December 31, 2021, we had 20 employees and 11 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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
•

business interruptions resulting from geopolitical actions, including war and terrorism, including the outbreak of hostilities in the Ukraine, or natural disasters including earthquakes, typhoons, floods and fires.

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

The ongoing conflict in Ukraine and related sanctions could significantly devalue our Russian, Belarusian, and Eurasian patents and/or patent applications.  Recent Russian decrees may also significantly limit our ability to enforce Russian patents.  We cannot predict when or how this situation will change.

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. The current presidential administration and

Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical industry as a whole is currently unknown. Any changes to the PPACA are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. may have on our business.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 1, 2021, through December 31, 2021, the high and low closing prices of our common stock ranged from $3.30 to $0.41. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

•	the results of our clinical trials and our ability to obtain regulatory approval of DCCR in Prader Willi Syndromeour clinical trials and our ability to obtain regulatory approval for DCCR;
•	our ability to successfully commercialize, and realize significant revenues from sales of our products;
•	the success of competitive products or technologies;

•	the results of other clinical studies of our products or those of our competitors;
•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;
•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or planned products;
•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; including those due to inflation; and
•	the other risks described in this “Risk Factors” section.

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

Our ability to utilize our federal net operating loss, carryforwards and federal tax credit will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code). The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). During the year ended December 31, 2016, we experienced an “ownership change”, and in the year ended December 31, 2017 our acquisition of Essentialis resulted in an ownership change, of which both changes will limit our ability to utilize our existing and acquired net operating losses and other tax attributes to offset taxable income. In addition, we also raised capital in October 2019, June 2020 and March 2022 that may further limit our ability to utilize our net operating losses and other tax attributes to offset taxable income. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability to us.

As our warrant holders exercise their warrants into shares of our common stock, our stockholders will be diluted.

The exercise of some or all of our warrants will result in the issuance of common stock that dilute the ownership interests of existing stockholders. Any sales of the common stock issuable upon exercise of our warrants could adversely affect prevailing market prices of our common stock.

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

We have listed our common stock on The Nasdaq Capital Market (Nasdaq). We might not be able to maintain the listing standards of that exchange, which includes requirements that we maintain our shareholders’ equity, total value of shares held by unaffiliated shareholders, market capitalization above certain specified levels and minimum bid requirement of $1.00 per common share. We do not expect to become profitable for some time and there is a risk that our shareholders’ equity could fall below the $2.5 million level required by Nasdaq. If we do not regain compliance with the minimum bid requirement or our shareholders’ equity falls below $2.5 million, it will cause us to fail to conform to the Nasdaq listing requirements on an ongoing basis, which in turn could cause our common stock to cease to trade on the Nasdaq exchange, and be required to move to the Over the Counter Bulletin Board or the “pink sheets” exchange maintained by OTC Markets Group, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the Nasdaq market.

On September 16, 2021, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the Minimum Bid Price Requirement). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until March 15, 2022, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On March 16, 2022, we received another letter from Nasdaq notifying us that we have been granted an additional 180-day period, or until September 12, 2022, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the initial compliance period provided for in Nasdaq’s deficiency notice. During this new compliance period, we must comply with all other Nasdaq continued listing standards except for the Minimum Bid Price Requirement.

If we are unable to regain compliance with the Minimum Bid Price Requirement by September12, 2022, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

If we implement a reverse stock split the liquidity of our common stock may be adversely effected.

We may be required to seek approval from our stockholders to effect a reverse stock split of the issued and outstanding shares of our common stock in order to regain compliance with Nasdaq Minimum Bid Price Requirement. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for holders of our pre-funded warrants or common warrants to exercise the warrants.

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

There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of our pre-funded warrants or common warrants, and, consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

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

Public health epidemics, pandemics or outbreaks, including coronavirus pandemic (COVID-19), could adversely affect our business.

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

Unfavorable U.S. or global economic conditions as a result of international conflict, or otherwise, could adversely affect our ability to raise capital and our business, results of operations and financial condition.

While the potential economic impact brought by the hostilities in the Ukraine are difficult to assess or predict, these conditions have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and services our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Additionally, inflation and surging oil and gas prices could increase our costs of production. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management has devoted and will be required to continue to devote substantial time to new compliance initiatives.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the SEC, and the rules and regulations of Nasdaq. The expenses of being a public company are material, and compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it difficult and expensive for us to obtain adequate director and officer liability insurance, and we may be required to accept reduced policy limits on coverage or incur substantial costs to maintain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our Board, our Board committees, or as executive officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities

Our principal facilities consist of office space in Redwood City, California. We currently occupy 6,368 square feet of office space under a non-cancelable operating lease that expires in May 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The Nasdaq Capital Market under the symbol “SLNO”. Our 2018 PIPE Warrants and our 2022 pre-funded warrants and 2022 common warrants are not traded on a national securities exchange.

As of March 24, 2022, there were 47 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. RESERVED

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

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR in C602, an open-label extension study.  Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In March 2021, the U.S. Food and Drug Administration (FDA) informed us that an additional clinical trial would be necessary to support a New Drug Approval (NDA) submission. In July 2021, we announced that we had received official meeting minutes from a Type B meeting with the FDA on June 11, 2021. Included in the meeting was the “patient voice” represented by the PWS advocacy organizations, as well as the family of a DCCR trial participant. The FDA continued to assert that an additional clinical trial is necessary for the submission of a NDA. However, the FDA strongly encouraged us to submit the available data and clinical study reports for ours C601 and C602 studies to allow it to assess if these studies may provide adequate evidence of safety and efficacy to support the submission of an NDA. In September 2021, we announced top line results from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to natural history of PWS from the PATH for PWS Study (PfPWS) over a one year treatment period. The PfPWS study is an ongoing study sponsored by the Foundation for Prader-Willi Research (FPWR) to advance the understanding of the natural history in individuals with PWS. We submitted the data in the fourth quarter 2021 and in January 2022, we announced we had received official meeting minutes from a Type C meeting with the FDA on December 21, 2021. The purpose of the meeting was to discuss the adequacy of the submitted data and possible ways to generate additional controlled clinical data. The FDA recommended that that additional controlled data be included in the NDA submission, and indicated they were receptive to a study design involving participants currently enrolled in Study C602, our ongoing open-label extension study to generate the data necessary to support an NDA.

The spread of the COVID-19 virus during 2020 caused an economic downturn on a global scale, as well as significant volatility in the financial markets. We have not experienced a significant financial impact directly related to the COVID-19 pandemic.

As of December 31, 2021, we had an accumulated deficit of $213.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. As of December 31, 2021, we had cash and cash equivalents of $21.3 million. In March 2022, we completed a public offering of shares of our common stock and pre-funded warrants and raised $13.9 million in net proceeds. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock.

Financial overview

Summary

We have not generated net income from operations to date, and at December 31, 2021 we had an accumulated deficit of $213.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutics products for the treatment of rare diseases. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Revenue recognition

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expenses

Research and development costs consist primarily of expenses incurred by contract research organizations (CROs) associated with our clinical trials, contract manufacturing organizations (CMOs) associated with the manufacture of our drug product, employee related expenses, including salaries and benefits, and professional consultant costs. These expenses will vary with the cadence and success of our product candidate progressing from clinical to commercial stage.

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

Other income

Other income during 2021 is comprised of the change in the fair value of the 2018 PIPE common stock warrant liabilities and interest income. During 2020, Other income also includes the change in the fair value of the 2017 PIPE common stock warrant liabilities, which represents the largest component of the 2020 amount.

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

Series C, 2017 PIPE Warrants, and the 2018 PIPE Warrants

We account for the Series C, 2017 PIPE warrants, and 2018 PIPE warrants, collectively referred to as the Warrants, in accordance with the guidance in ASC 815 Derivatives and Hedging. The Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. The Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within our sole control as the issuer of these warrants. Accordingly, the warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black Scholes Option Pricing Model, which approximates the binomial lattice model.

We classified the Warrants as liabilities at their fair value and re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the statements of operations.  The Series C warrants expired in March 2020; and the 2017 PIPE warrants expired in December 2020.

Research and development expense

Research and development costs are charged to operations as incurred. Research and development costs consist primarily of salaries, benefits, bonus, share-based compensation, consultant fees, certain facility costs and other costs associated with clinical trials. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and other vendors. Invoicing from third-party contractors for services performed can often occur several months later. We accrue the costs incurred for clinical trial activities as measured by patient progression and the timing of various aspects of the trial. For other services, we accrue the costs in connection with third-party contractor activities based on our estimate of fees and costs associate with the contract that were rendered during the period and they are expensed as incurred.

Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are expensed to research and development costs when incurred.

Stock-based compensation expense

Stock-based compensation costs related to stock options and restricted stock units granted to employees, nonemployees and directors are measured at the date of grant based on the estimated fair value of the award. For restricted stock units this fair value is based on our common stock price on the grant date. We estimate the grant date fair value of stock options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period for service-based awards. For performance-based awards the requisite service period is the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•

Expected volatility: We calculated the estimated volatility rate for stock options granted during 2021 based on the volatility of our common stock for a historical period equal to the expected life of the stock options. For stock options granted during 2020, and prior to having sufficient history of our common stock volatility, the estimated volatility rate was based on the volatility of our common stock together with comparable companies in our industry.

•

Expected life: Due to the lack of historical exercise history, the expected life of our service-based stock options is determined utilizing the “simplified method”, based on the average of the contractual term of the options and the weighted-average vesting period. The expected life for performance-based options is determined based on consideration of the contractual term of the stock options, an estimate of the date the performance criteria would be met and expectations of employee behavior.
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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We account for the warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. We classify common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. We assess classification of freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required. We determined that certain freestanding derivatives, which principally consist of Series C, the 2017 PIPE Warrants and 2018 PIPE Warrants, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within our sole control or variable settlement provision that cause them to not be indexed to our stock. The Series C warrants expired in March 2020, and the 2017 PIPE warrants expired in December 2020.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Increase (decrease)
	2021	2020	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$21,453	$23,191	$(1,738)	7%
General and administrative	10,806	8,758	2,048	23%
Change in fair value of contingent consideration	(731)	4,340	(5,071)	117%
Total operating expenses	31,528	36,289	(4,761)	13%
Operating loss	(31,528)	(36,289)	4,761	13%
Other income
Change in fair value of warrants liabilities	508	11,637	(11,129)	96%
Interest income	110	13	97	746%
Total other income	618	11,650	(11,032)	95%
Net loss	$(30,910)	$(24,639)	$(6,271)	25%

Revenue

We have not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through December 31, 2021, have generated no revenue.

Research and development expense

Research and development expense of $21.5 million for the year ended December 31, 2021, a decrease of $1.7 million from $23.2 million in 2020. The decrease is due to the completion of our DESTINY PWS study in June 2020. Following the completion of DESTINY PWS (C601), participants were eligible to enroll in the open-label extension study (C602).  The CRO and clinical site costs are significantly lower to support participants in C602 compared to C601. The decrease was offset by an increase in our clinical pharmacology costs and regulatory efforts in anticipation of the next phase in the drug approval process. CMO costs remained consistent as we continue to progress the manufacture of our product candidate.

General and administrative expense

General and administrative expense of $10.8 million during 2021 increased by $2.0 million from 2020. The increase was primarily related to increased compensation costs, professional services and corporate business development expenses.

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in the fair value of the additional consideration that we expect to pay to the former Essentialis stockholders based on our assessment of the expected likelihood of achieving two commercial sales milestones of $100.0 million in revenue and $200.0 million in revenue in future years. On December 28, 2021, in connection with the dissolution of two of the former Essentialis stockholders, we signed an agreement which assigned the right, title and interest to all future earnout payments to the Company. As a result of the assignment, the maximum cash earnout payments decreased from the original $30.0 million to $21.2 million, which resulted in a $4.0 million decrease to the fair value of the contingent consideration liability. This decrease was largely offset by a $3.2 million increase in the fair value of the contingent consideration attributable to an increase in the probability and an acceleration of the expected timeline of achieving the commercial sales milestones based on recent interactions with the FDA. During 2020 the estimated fair value increased $4.3 million from the estimated $5.9 million at December 31, 2019.

Other income

Other income of $0.6 million in 2021 decreased $11.0 million from 2020. The decrease was primarily due to $10.8 of income recorded during 2020 for the change in fair value and expiration of the 2017 PIPE Warrants.  In addition, the income recorded for the change in fair value of the 2018 PIPE Warrants during 2021 was $0.3 million less than in 2020, partially offset by $0.1 million higher interest income during 2021 compared to 2020.

Liquidity and Capital Resources

We had a net loss of $30.9 million during 2021 and an accumulated deficit of $213.4 million at December 31, 2021 as a result of having incurred losses since our inception. We had $21.3 million in cash and cash equivalents and $14.4 million of working capital at December 31, 2021, and used $27.8 million of cash in operating activities during 2021. We have financed our operations principally through issuances of equity securities. As of December 31, 2021, we had lease obligations totaling $0.5 million to be paid through 2023, consisting of an operating lease for office space in Redwood City, California. In July 2021, we announced that we were implementing an “at-the-market” (ATM) offering for up to $25.0 million. We have not sold any securities pursuant to this ATM offering. In March 2022, we completed a public offering of shares of our common stock and pre-funded warrants and raised $13.9 million in net proceeds. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(27,770)	$(25,224)
Net cash used in investing activities	(22)	(7)
Net cash (used in) provided by financing activities	(128)	53,722
Net (decrease) increase in cash and cash equivalents	$(27,920)	$28,491

Cash used in operating activities

During 2021, operating activities used net cash of $27.8 million, which was primarily due to the loss of $30.9 million plus non-cash income of $1.2 million for the change in fair value of common stock warrants and contingent consideration, adjusted for non-cash expense of $2.0 million for depreciation and amortization, $3.3 million of stock-based compensation expense, and $0.3 million for non-cash lease expense. Additionally, the usage of cash during 2021 was reduced by $1.2 million due to changes in operating assets and liabilities.

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

Cash used in investing activities

There was minimal cash used during 2021 and 2020 for the costs of acquiring property and equipment.

Cash provided by financing activities

During 2021, we paid $0.1 million for tax withholding payments related to net share-settled equity awards. During 2020, we obtained $53.7 million of cash from the sale of shares of our common stock in a public offering, net of underwriting discounts and other offering expenses.

As of December 31, 2021, we had cash and cash equivalents of $21.3 million.

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

We are obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of our merger agreement with Essentialis.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Guidance Update

Recently Issued Accounting Guidance

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by us as of the specified effective date (see Note 3).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $21.3 million at December 31, 2021. This balance was invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Soleno Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Soleno Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soleno Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Description of the Matter

As discussed in notes 2 and 4 to the consolidated financial statements, the Company’s acquisition-related purchase price contingent liability, which is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones and is remeasured to its estimated fair value each reporting period, with changes in fair value recorded in the statements of operations.

Auditing the valuation of the acquisition-related contingent consideration liability was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the Company’s projected future sales, which are affected by expectations about approval of a New Drug Application and future industry, market or economic conditions.

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

San Francisco, CA

March 31, 2022

Soleno Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$21,304	$49,224
Prepaid expenses and other current assets	1,118	1,019
Total current assets	22,422	50,243
Long-term assets
Property and equipment, net	33	19
Operating lease right-of-use assets	421	124
Finance lease right-of-use assets	—	15
Intangible assets, net	12,637	14,581
Other long-term assets	40	—
Total assets	$35,553	$64,982
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,254	$3,489
Accrued compensation	728	1,005
Accrued clinical trial site costs	3,420	3,789
Operating lease liabilities	282	139
Other current liabilities	323	196
Total current liabilities	8,007	8,618
Long-term liabilities
2018 PIPE Warrant liability	31	539
Contingent liability for Essentialis purchase price	9,547	10,278
Long-term lease liabilities	175	—
Total liabilities	17,760	19,435
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 79,864,310 and 79,615,692 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	80	80
Additional paid-in-capital	231,068	227,912
Accumulated deficit	(213,355)	(182,445)
Total stockholders’ equity	17,793	45,547
Total liabilities and stockholders’ equity	$35,553	$64,982

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands except share and per share data)

	For the Years Ended December 31,
	2021	2020
Operating expenses
Research and development	$21,453	$23,191
General and administrative	10,806	8,758
Change in fair value of contingent consideration	(731)	4,340
Total operating expenses	31,528	36,289
Operating loss	(31,528)	(36,289)
Other income
Change in fair value of warrants liabilities	508	11,637
Interest income	110	13
Total other income	618	11,650
Net loss	$(30,910)	$(24,639)
Loss per common share, basic and diluted	$(0.39)	$(0.39)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	79,770,334	62,620,227

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	44,658,054	45	172,708	(157,806)	14,947
Stock-based compensation			1,500		1,500
Issuance of restricted stock units and option exercises under equity incentive plan	109,154	—	17		17
Sale of common stock in public offering, net of costs of $3,778	34,848,484	35	53,687		53,722
Net loss				(24,639)	(24,639)
Balances at December 31, 2020	79,615,692	$80	$227,912	$(182,445)	$45,547
Stock-based compensation			3,276		3,276
Issuance of restricted stock units under equity incentive plan	307,690	—			—
Tax withholding payments for net share-settled equity awards	(59,072)		(120)		(120)
Net loss				(30,910)	(30,910)
Balances at December 31, 2021	79,864,310	$80	$231,068	$(213,355)	$17,793

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,910)	$(24,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,963	1,954
Noncash lease expense	288	283
Stock-based compensation expense	3,276	1,500
Change in fair value of stock warrants	(508)	(11,637)
Change in fair value of contingent consideration	(731)	4,340
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(139)	(549)
Accounts payable	(235)	1,494
Accrued compensation	(277)	722
Accrued clinical trial site costs	(369)	1,790
Operating lease liabilities	(263)	(305)
Other liabilities	135	(177)
Net cash used in operating activities	(27,770)	(25,224)
Cash flows from investing activities:
Purchases of property and equipment	(22)	(7)
Net cash used in investing activities	(22)	(7)
Cash flows from financing activities:
Proceeds from sale of common stock and common stock warrants, net of costs	—	53,722
Tax withholding payments for net share-settled equity awards	(120)	—
Proceeds from stock option exercises	—	17
Principal paid on finance lease liabilities	(8)	(17)
Net cash (used in) provided by financing activities	(128)	53,722
Net (decrease) increase in cash and cash equivalents	(27,920)	28,491
Cash and cash equivalents, beginning of period	49,224	20,733
Cash and cash equivalents, end of period	$21,304	$49,224

Supplemental disclosure of non-cash investing and financing information
Right-of use assets obtained in exchange for operating lease obligations	$581	$—
Purchases of property and equipment in accounts payable	$—	$1

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

December 31, 2021

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

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $30.9 million during 2021 and has an accumulated deficit of $213.4 million at December 31, 2021 resulting from having incurred losses since its inception. The Company had $21.3 million of cash and cash equivalents on hand at December 31, 2021 and used $27.8 million of cash in its operating activities during 2021. The Company has financed its operations principally through issuances of equity securities. In March 2022, the Company completed a public offering of shares of its common stock and pre-funded warrants and raised $13.9 million in net proceeds. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP), and the applicable rules and regulations of the Securities and Exchange Commission (SEC).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, the valuation of financial instruments, stock-based compensation, accrued costs for services rendered in connection with third-party contactor clinical trial activities, and the valuation of contingent liabilities for the purchase price of assets obtained through acquisition.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at one U.S. commercial bank. Cash and cash equivalents deposited with this commercial bank exceeded the Federal Deposit Insurance Corporation insurable limit at December 31, 2021 and 2020. The Company expects the maintenance of balances in excess of insurable limits will continue.

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

The Company does not separate lease components from non-lease components for all classes of underlying assets, and instead accounts for the lease and non-lease components as a single component. Variable lease payments are recognized as they are incurred and primarily include common area maintenance, utilities, real estate taxes, insurance and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company does not recognize lease assets and lease liabilities for leases with an original lease term of less than one year.

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

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs consist primarily of salaries, benefits, bonus, share-based compensation, consultant fees, certain facility costs and other costs associated with clinical trials. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and other vendors. Invoicing from third-party contractors for services performed can often occur several months later. The Company accrues the costs incurred for clinical trial activities as measured by patient progression and the timing of various aspects of the trial. For other services the Company accrues the costs in connection with third-party contractor activities based on its estimate of fees and costs associate with the contract that were rendered during the period and they are expensed as incurred.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of Series C, the 2017 PIPE Warrants and 2018 PIPE Warrants, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within the sole control of the Company or variable settlement provision that cause them to not be indexed to the Company’s own stock.

Stock-Based Compensation

Stock-based compensation costs related to stock options and restricted stock units granted to employees, nonemployees and directors are measured at the date of grant based on the estimated fair value of the award. For restricted stock units this fair value is based on the Company’s common stock price on the grant date. The Company estimates the grant date fair value of stock options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period for service-based awards. For performance-based awards the requisite service period is the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If the Company had made different assumptions, its stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•

Expected volatility: The Company calculated the estimated volatility rate used to value stock options granted during 2021 based on the volatility of its common stock for a historical period equal to the expected life of the stock options. For stock options granted during 2020, and prior to having sufficient history of the Company’s common stock volatility, the estimated volatility rate was based on the volatility of the Company’s common stock together with comparable companies in its industry.
•

Expected life: Due to the lack of historical exercise history, the expected life of the Company’s service-based stock options is determined utilizing the “simplified method”, based on the average of the contractual term of the options and the weighted-average vesting period. The expected life for performance-based options is determined based on consideration of the contractual term of the stock options, an estimate of the date the performance criteria would be met and expectations of employee behavior.

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

Recent Accounting Standards

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12: “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions from Accounting Standards Codification (ASC) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other aspects of the accounting for income taxes. The guidance became effective for the Company beginning in the first quarter of 2021 on a prospective basis. The Company adopted this standard on January 1, 2021, and it did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

Recently Issued Accounting Standards

During the year ended December 31, 2021, there have been no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

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

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$31	$—	$—	$31
Essentialis purchase price contingency liability	9,547	—	—	9,547
Total common stock warrant and contingent consideration liability	$9,578	$—	$—	$9,578

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$539	$—	$—	$539
Essentialis purchase price contingency liability	10,278	—	—	10,278
Total common stock warrant and contingent consideration liability	$10,817	$—	$—	$10,817

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate.

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, it was obligated to make cash earnout payments of up to a maximum of $30.0 million to the former Essentialis stockholders. On December 28, 2021, in connection with the dissolution of two of the former Essentialis stockholders, the two former stockholders entered into an agreement with the Company which assigned the right, title and interest to all their future earnout payments to the Company. As a result of the assignment, as of December 31, 2021, and going forward, the maximum cash earnout payments are $21.2 million. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of this occurring, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, a 72% and 67% probability of achieving each milestone was determined to be reasonable as of December 31, 2021 and December 31, 2020, respectively. Additionally, as of December 31, 2021, the Company anticipated that it could reach the commercial milestones of $100.0 million and $200.0 million in applicable revenue by the end 2024 and 2025, respectively. As of December 31, 2020, the Company anticipated that it would reach the same commercial milestones in applicable revenue by the middle of 2024 and 2026, respectively. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities (dollars in thousands).

	Series C Warrants		2017 PIPE Warrants		2018 PIPE Warrants		Purchase Price
	Number of		Number of		Number of		Contingent
	Warrants	Liability	Warrants	Liability	Warrants	Liability	Liability
Balance at January 1, 2020	118,083	$—	6,024,425	$10,822	513,617	$1,354	$5,938
Expiration of Series C Warrants	(118,083)	—	—	—	—	—	—
Expiration of 2017 PIPE Warrants	—	—	(6,024,425)	(10,822)	—	—	—
Change in value of 2018 PIPE Warrants	—	—	—	—	—	(815)	—
Change in value of contingent liability	—	—	—	—	—	—	4,340
Balance at December 31, 2020	—	—	—	—	513,617	539	10,278
Change in value of 2018 PIPE Warrants	—	—	—	—	—	(508)	—
Change in value of contingent liability due to estimated future revenue milestones	—	—	—	—	—	—	3,249
Change in value of contingent liability due to assignment of rights to Soleno	—	—	—	—	—	—	(3,980)
Balance at December 31, 2021	—	$—	—	$—	513,617	$31	$9,547

Note 5. Other Financial Statement Details

Property and Equipment, Net

Property and equipment are summarized in the following table (in thousands).

	December 31, 2021	December 31, 2020
Computer hardware	$72	$53
Furniture and fixtures	29	1
	101	54
Less accumulated depreciation and amortization	(68)	(35)
Total	$33	$19

Depreciation expense was approximately $19,000 and $11,000 for the years ended December 31, 2021 and December 31, 2020, respectively.

Intangible Assets, Net

Intangible assets consist of the following (in thousands).

	December 31, 2021			December 31, 2020
	Amount	Accumulated Amortization	Net Amount	Amount	Accumulated Amortization	Net Amount
Patents and merger costs	$22,003	$(9,366)	$12,637	$22,003	$(7,422)	$14,581

Future amortization expense for intangible assets over their remaining useful lives is as follows (in thousands).

Year ending December 31	Patents and trademarks
2022	1,944
2023	1,944
2024	1,944
2025	1,944
2026 and thereafter	4,861
Total	$12,637

Amortization expense was $1.9 million for the year ended December 31, 2021 and 2020.

Note 6. Warrant Liabilities

The Company has issued multiple warrant series, of which the Series C Warrants, the 2017 PIPE Warrants and the 2018 PIPE Warrants (the Warrants) were determined to be liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

Accounting Treatment

The Company accounts for the Warrants in accordance with the guidance in ASC 815. As indicated above, the Company may be obligated to settle the Warrants in cash in the case of a Fundamental Transaction.

The Company classified the Warrants as long-term liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s consolidated statements of operations.

Series C Warrants

The Series C Warrants were exercisable into 118,083 shares of the Company’s common stock prior to their expiration on March 5, 2020, and no warrants were exercised prior to expiration

Warrants Issued as Part of the Units in the 2017 PIPE Offering

The 2017 PIPE Warrants were issued on December 15, 2017 in the 2017 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2017 PIPE Offering, and entitled the holders to purchase 6,024,425 shares of the Company’s common stock at an exercise price equal to $2.00 per share, subject to certain adjustments. The $10.8 million decrease in the fair value of the liability for the 2017 PIPE Warrants during the year ended December 31, 2020 was recorded as other income in the consolidated statements of operations. The warrants expired on December 15, 2020, and no warrants were exercised prior to expiration.

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

As of December 31, 2021 and 2020, the fair value of the 2018 PIPE Warrants was estimated at approximately $31,000 and $0.5 million, respectively. The $0.5 million and $0.8 million decrease in the fair value of the liability for the 2018 PIPE Warrants during the years ended December 31, 2021 and 2020, respectively, was recorded as Other income in the consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Black-Scholes pricing model. The following summarizes certain key assumptions used in estimating the fair values.

	December 31, 2021	December 31, 2020
Volatility	95%	88%
Contractual term (years)	2.0	3.0
Expected dividend yield	—%	—%
Risk-free rate	0.72%	0.17%

The Black-Scholes pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates.

•

Volatility: The Company calculated the estimated volatility rate as of December 31, 2021, based on the volatility of its common stock over a period equal to the expected life of the warrants. The volatility rate estimated as of December 31, 2020, prior to having sufficient history of the Company’s common stock volatility, was based on the volatility of the Company’s common stock together with comparable companies in its industry.

•	Contractual term: The expected life of the warrants, which is based on the contractual term of the warrants.
•

Expected dividend yield: The Company has never declared or paid any cash dividends and does not currently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

•	Risk-free rate: The risk-free interest rate is based on the U.S. Treasury rate for similar periods as the expected life of the warrants.

Note 7. Leases

Leases

In July 2019, the Company executed a non-cancellable lease agreement for 6,368 square feet of new space in Redwood City, California, which began in September 2019 and expired in May 2021. In April 2021, the Company executed a non-cancellable operating lease agreement for the same 6,368 square feet of space, which began in June 2021 and expires in May 2023. The lease that expired in May 2021 also provided the Company with the right to use office furniture in the space and allowed the purchase of this furniture at the end of the lease term for $1. The Company has accounted for both leases of office space as operating leases. The office furniture included in the lease that expired in May 2021 was accounted for as a finance lease based on its relative standalone price as compared to the office space.

The Company’s operating lease ROU assets, finance ROU assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company’s consolidated balance sheet. The Company’s current finance lease liabilities were $0 and approximately $8,000 as of December 31, 2021 and December 31, 2020, respectively, and are included in other current liabilities on the consolidated balance sheet.  As of December 31, 2021 and December 31, 2020, the Company’s long-term operating lease liabilities were $0.2 million and $0, respectively. There were no long-term finance lease liabilities recorded as of December 31, 2021 or December 31, 2020.

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Operating lease cost:
Operating lease cost	$316	$305
Variable lease cost	6	14
Short-term lease cost	24	15
Total operating lease cost	$346	$334

Finance lease cost:
Amortization of right-of-use assets	$4	$9
Interest on lease liabilities	—	2
Total finance lease cost	$4	$11

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$277	$336
Operating cash flows from finance leases	$—	$2
Financing cash flows from finance leases	$8	$17

The following is a schedule by year of future maturities of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

2022	$315
2023	179
Total lease payments	494
Less interest	(37)
Total	$457

The weighted-average remaining lease term was 1.4 and 0.4 years as of December 31, 2021 and December 31, 2020, respectively, for both the operating leases and finance leases. The weighted average discount rate related to the Company’s operating lease liabilities was 9% as of December 31, 2021, and was 10% as of December 31, 2020 for both the operating leases and finance leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

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

Other Common Stock Warrants

As of December 31, 2021, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had outstanding 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Equity Incentive Plans

2014 Plan

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

As of December 31, 2021, a total of 1,226,105 shares are available for future grant under the 2014 Plan.

Inducement Plan

On September 28, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the Inducement Plan), and subject to the adjustment provisions of the Inducement Plan, reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2014 Equity Incentive Plan.

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

As of December 31, 2021, a total of 1,425,000 shares are available for future grant under the Inducement Plan.

Stock-based compensation expense

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the years ended December 31, 2021 and 2020 of $3.3 million and $1.5 million, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during the year ended December 31, 2021 and December 31, 2020.

Stock compensation expense was allocated between departments as follows (in thousands).

	Year ended
	December 31, 2021	December 31, 2020
Research and development	$734	$348
General and administrative	2,542	1,152
Total	$3,276	$1,500

Stock Options

The Company granted options to purchase 3,462,810 and 824,150 of the Company’s common stock during the years ended December 31, 2021 and 2020, respectively. Of the total options granted during the year ended December 31, 2021, 708,750 were performance-based options. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Year Ended
	December 31, 2021	December 31, 2020
Expected life (years)	5.5-6.0	5.5-6.1
Risk-free interest rate	0.6%-1.4%	0.4%-0.5%
Volatility	89%-108%	64%-96%
Weighted average volatility	104%	78%
Dividend rate	— %	— %

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates:

•

Expected life: The expected life of stock options represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected life of the Company’s service-based stock options has been determined utilizing the “simplified method”, based on the average of the contractual term of the options and the weighted-average vesting period. The expected life for the performance-based options was determined based on consideration of the contractual term of the stock options, an estimate of the date the performance criteria would be met and expectations of employee behavior.

•	Risk-free interest rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected time to liquidity.
•

Volatility: The estimated volatility rate used to value stock options granted during 2021 is based on the volatilities of the Company’s common stock for a historical period equal to the expected life of the stock options. For stock options granted during 2020, and prior to having sufficient history of the Company’s common stock volatility, the estimated volatility rate was based on the volatility of the Company’s common stock together with comparable companies in its industry.

•

Dividend rate: The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes stock option and restricted stock unit transactions for the years ended December 31, 2021 and 2020 as issued under the 2014 Plan and the Inducement Plan.

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at December 1, 2020	2,123,117	$4.62	7.87
Options granted	824,150	$2.79
Options exercised	(8,518)	$1.96
Options canceled/forfeited	(101,010)	$2.34
Balance at December 31, 2020	2,837,739	$4.18	7.62
Options granted	3,462,810	$2.13
Options canceled/forfeited	(175,000)	$1.91
Balance at December 31, 2021	6,125,549	$3.09	7.94	$—
Options exercisable at December 31, 2021	2,814,405	$4.15	6.81	$—
Options vested and expected to vest at December 31, 2021	5,781,174	$3.14	7.88	$—

The weighted-average grant date fair value of employee options granted was $1.70 and $1.76 per share for the years ended December 31, 2021 and December 31, 2020, respectively. At December 31, 2021 total unrecognized employee stock-based compensation for options that are expected to vest was $4.5 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years. The intrinsic value of options exercised during the year ended December 31, 2020 was approximately $10,000.

Restricted Stock Units

There were 177,941 and 751,633 restricted stock units granted by the Company during the years ended December 31, 2021 and December 31, 2020, respectively, to employees and directors. The shares granted to directors were 100% vested on the grant date and represent compensation for past board services. The shares granted to employees typically vest annually over a period of four years. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the years ended December 31, 2021 and 2020 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2020	—
Restricted stock units granted	751,633	$3.68
Restricted stock units vested	(103,133)	$2.60
Restricted stock units cancelled	(67,500)	$3.85
Outstanding at December 31, 2020	581,000	$3.85
Restricted stock units granted	177,941	$1.05
Restricted stock units vested	(323,191)	$2.31
Outstanding at December 31, 2021	435,750	$3.85

The fair value of all restricted stock units vested during the year ended December 31, 2021 and 2020 was $0.7 million and $0.3 million, respectively. At December 31, 2021 total unrecognized employee stock-based compensation related to restricted stock units was $1.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.1 years.

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

As of December 31, 2021, there were no purchases by employees under this plan.

Note 11. Income Taxes

The geographical distribution of loss before income taxes are summarized below (in thousands).

	December 31,
	2021	2020
United States	$(30,453)	$(22,197)
Foreign	(457)	(2,442)
Loss before income taxes	$(30,910)	$(24,639)

The provision for income tax benefit differs from the amount estimated by applying the statutory federal income tax rate to the operating loss due to the following (in thousands).

	December 31,
	2021	2020
Tax (benefit) on the loss before income tax expense computed at the federal statutory rate	$(6,501)	$(5,174)
State tax (benefit) at statutory rate, net of federal benefit	(2,342)	(2,293)
Foreign rate differential	12	51
Change in valuation allowance	8,711	8,231
Change in research and development credits	(364)	(303)
Stock based compensation—ISOs	52	71
Change in fair value of warrants	(107)	(2,444)
Change in fair value of contingent consideration	(153)	911
Change in net operating loss true up	712	846
Other	(20)	104
Provision for income tax benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2021 and 2020 (in thousands).

	December 31,
	2021	2020
Non-current deferred tax assets:
Federal and state net operating loss carryforwards	$48,542	$41,999
Research and other credits	3,312	2,803
Reserves and accruals	573	236
Fixed assets	59	63
Capital loss carryover	1,115	1,115
Stock based compensation	1,133	337
Lease liability	133	41
Other deferred tax assets	102	129
Gross non-current deferred tax assets	54,969	46,723
Intangible assets	(3,536)	(4,080)
Right-of-use assets	(118)	(39)
Total non-current deferred tax liabilities	(3,654)	(4,119)
Total deferred tax assets	51,315	42,604
Valuation allowance	(51,315)	(42,604)
Net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The valuation allowance increased by $8.7 million from December 31, 2020 to December 31, 2021 primarily due to the generation of current year net operating losses and research and development credits claimed.

As of December 31, 2021, the Company had $189.3 million of federal, $116.4 million of state and $2.5 million of foreign net operating losses available to offset future taxable income. The Federal net operating loss carryforwards arising from years prior to 2018 began to expire in 2021, however post 2017 federal net operating loss carryforwards of $82.9 million may be carried forward indefinitely.  The state net operating loss carryforwards will begin to expire in 2028 and the foreign net operating loss carryforward can be carried forward indefinitely, if not utilized. As of December 31, 2021, the Company also had $2.1 million of federal and $1.2 million of state research and development credit carryforwards. The federal research and development credit carryforward begin to expire in 2024 and the state research and development credit can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carry forwards are subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company completed Section 382 analysis through December 2016 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in June 2016. The Company’s tax attributes are subject to an annual limitation of $0.5 million per year for federal purposes. For years ended after December 31, 2016, the utilization of net operating losses and tax credit carryforwards are subject to further limitation in the event an additional ownership change were to occur for tax purposes. The Company is currently in the process of analyzing whether there was an ownership change, as defined under Section 382 of the Internal Revenue Code, resulting from the issuance of new shares during 2018 through 2021 and expects that analysis to completed during 2022. As such, as of the date of these consolidated financial statements the Company is not able to determine the impact on the net operating loss (NOL) carryforwards, if any.

U.S. taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as of December 31, 2021, as the earnings, if any, are intended to be indefinitely reinvested.

The following tables summarize the activities of gross unrecognized tax benefits (in thousands).

	December 31,
	2021	2020
Beginning balance	$1,323	$1,111
Decrease related to prior year tax positions	—	(4)
Increase related to current year tax positions	234	216
Ending balance	$1,557	$1,323

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has $1.6 million of unrecognized assets and liabilities related to uncertain tax positions as of December 31, 2021. Changes in the unrecognized tax benefits within the next 12 months are expected to be similar to prior years and should not significantly increase or decrease. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.

There were no unrecognized tax benefits that would impact the effective tax rate as of December 31, 2021 and December 31, 2020. As of December 31, 2021, unrecognized tax benefits of $1.6 million would be offset by a change in valuation allowance.

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

Note 12. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants. For the years ended December 31, 2021 and 2020, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and the number of shares used to compute basic and diluted earnings per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of December 31,
	2021	2020
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	6,125,549	2,837,739
Outstanding restricted stock units	435,750	581,000
Warrants issued to underwriter to purchase common stock	16,500	16,500
2018 PIPE warrants	513,617	513,617
Total	7,193,486	4,050,926

Note 13. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no matching contributions during the year ended December 31, 2021 and 2020.

Note 14. Subsequent Events

The Company has evaluated its subsequent events from December 31, 2021 through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the item noted below.

Underwritten Public Offering

On March 31, 2022, the Company sold 40,000,000 shares of its common stock at a public offering price of $0.25, and for certain investors, in lieu of common stock, pre-funded warrants to purchase 20,000,000 shares of its common stock at a public offering price of $0.24 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.01 per share exercise price for each pre-funded warrant. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each share of common stock or pre-funded warrant was sold together with one, immediately exercisable common warrant with a five year term to purchase one share of common stock at an exercise price of $0.30 per share. The net proceeds of the offering were $13.9 million, after deducting the underwriting discount and other estimated offering expenses.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
2.	Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated as of July 18, 2017, and between Soleno Therapeutics, Inc., a Delaware corporation, and NeoForce Holdings, Inc. a Delaware corporation	8-K	July 24, 2017	2.1

2.2	Joint Venture Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

2.3	PRC IP Purchase Agreement, dated as of December 4, 2017, by and between OptAsia Healthcare Limited and Capnia, Inc.	8-K	December 8, 2017	2.2

2.4	Transition Services Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., a Delaware corporation, Capnia, Inc. and OptAsia Healthcare, Ltd., a Hong Kong company	8-K	December 8, 2017	2.3

3.1	Amended and Restated Certificate of Incorporation of Soleno Therapeutics, Inc.	S-1/A	August 7, 2014	3.2

3.2	Amended and Restated Bylaws of Soleno Therapeutics, Inc.	S-1/A	July 1, 2014	3.4

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	July 6, 2016	3.1

3.5	Certificate of Amendment	8-K	May 11, 2017	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	October 6, 2017	3.1

4.1	Form of the common stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended And Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Soleno Therapeutics, Inc. and certain holders of the Soleno Therapeutics, Inc.’s capital stock named therein.	S-1/A	July 1, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	August 5, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	August 5, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	August 5, 2014	4.5

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Soleno Therapeutics, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

4.16	Form of unit certificate.	S-1/A	August 5, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	November 4, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	November 4, 2014	4.18

4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2

4.23	Form of Series D common stock Warrant Certificate.	8-K	October 15, 2015	4.3

4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4

4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1

4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2

4.27	Form of Common Stock Purchase Warrant	8-K	December 13, 2017	4.1

4.28	Form of Common Stock Purchase Warrant	8-K	December 19, 2018	4.1

4.29	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	March 4, 2020	4.29

9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1

9.20	Form of Voting Agreement.	8-K	July 6, 2016	9.1

9.30	Form of Voting Agreement.	8-K	December 27, 2016	10.1

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Soleno Therapeutics, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Soleno Therapeutics, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Soleno Therapeutics, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.9	Offer Letter, dated April 17, 2014, by and between Soleno Therapeutics, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Soleno Therapeutics, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

10.19	Sublease, dated May 20, 2014, by and among Soleno Therapeutics, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Soleno Therapeutics, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.21	Loan Agreement by and between Soleno Therapeutics, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement.	8-K	March 5, 2015	10.1

10.25	Advisory Agreement by and between Soleno Therapeutics, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2015	10.25

10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1

10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2

10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1

10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1

10.30	Engagement Letter dated September 17, 2015, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1

10.31	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

10.32	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2

10.33	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3

10.34	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.33

10.35	Transfer and Distribution Agreement: United States: by and between Soleno Therapeutics, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1

10.36	Engagement Letter dated June 26, 2016, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.37	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1

10.38	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2

10.39	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 20, 2016	10.39

10.40	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Soleno Therapeutics, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Soleno Therapeutics, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.1

10.41	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.51

10.42	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.52

10.43	Stock Purchase Agreement made by and between the Company and NeoForce Holdings, Inc. a Delaware corporation dated July 18, 2017	8-K	July 24, 2017	2.1

10.44	Joint Venture Agreement dated as of December 4, 2017 by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

10.45	Securities Purchase Agreement, dated as of December 11, 2017	8-K	December 13, 2017	10.1

10.46	Confidential Consulting Agreement, dated September 5, 2017 by and between FLG Partners, LLC and the Company	8-K	June 4, 2018	10.1

10.47	Securities Purchase Agreement, dated as of December 19, 2018	8-K	December 19, 2018	10.1

10.48	Employment Agreement with Kristen Yen	S-1	March 29, 2019	10.48

10.49	Underwriting Agreement, dated as of June 24, 2020, by and between the Company and Guggenheim Securities, LLC dated June 24, 2020	8-K	June 26, 2020	1.1

10.50	2020 Inducement Equity Incentive Plan and form of option agreement thereunuder	8-K	October 2, 2020	10.1

10.51	Employment Agreement by and between the Company and James Mackaness, dated as of November 11, 2020	8-K	November 13, 2020	10.1

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.52	Amendment to Employment Agreement by and between the Company and James Mackaness, dated as of January 8, 2021	8-K	January 13, 2021	10.1

10.53	Amendment to Employment Agreement by and between the Company and Kristen Yen, dated as of January 8, 2021	8-K	January 13, 2021	10.2

10.54	Amendment to Employment Agreement by and between the Company and Patricia Hirano, dated as of January 8, 2021	8-K	January 13, 2021	10.3

10.55	Lease agreement between the Company and Hudson Towers at Shore Center, LLC dated April 16, 2021	10-Q	May 5, 2021	10.55

21.1	Subsidiaries				X

23.1	Consent of Marcum LLP				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soleno Therapeutics, Inc.

Date: March 31, 2022	By:	/S/ ANISH BHATNAGAR
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

Signature	Title	Date

/S/ ANISH BHATNAGAR Anish Bhatnagar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022

/S/ JAMES MACKANESS James Mackaness	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022

/S/ ERNEST MARIO Ernest Mario	Chairman	March 31, 2022

/S/ ANDREW SINCLAIR Andrew Sinclair	Director	March 31, 2022

/S/ WILLIAM G. HARRIS William G. Harris	Director	March 31, 2022

/S/ GWEN MELINCOFF Gwen Melincoff	Director	March 31, 2022

/S/ BIRGITTE VOLCK Birgitte Volck	Director	March 31, 2022