Form 10-Q
period 2022-03-31
SOLENO THERAPEUTICS INC
filed 2022-05-10
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 5, 2022, there were 120,088,816 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$28,974	$21,304
Prepaid expenses and other current assets	1,004	1,118
Total current assets	29,978	22,422
Long-term assets
Property and equipment, net	27	33
Operating lease right-of-use assets	350	421
Intangible assets, net	12,151	12,637
Other long-term assets	40	40
Total assets	$42,546	$35,553
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,411	$3,254
Accrued compensation	598	728
Accrued clinical trial site costs	3,521	3,420
Operating lease liabilities	344	282
Other current liabilities	439	323
Total current liabilities	7,313	8,007
Long-term liabilities
2018 PIPE Warrant liability	4	31
Contingent liability for Essentialis purchase price	8,689	9,547
Long-term lease liabilities	79	175
Total liabilities	16,085	17,760
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized, 120,088,816 and 79,864,310 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	120	80
Additional paid-in-capital	245,422	231,068
Accumulated deficit	(219,079)	(213,355)
Accumulated other comprehensive loss	(2)	—
Total stockholders’ equity	26,461	17,793
Total liabilities and stockholders’ equity	$42,546	$35,553

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$3,988	$7,164
General and administrative	2,643	2,979
Change in fair value of contingent consideration	(858)	(987)
Total operating expenses	5,773	9,156
Operating loss	(5,773)	(9,156)
Other income
Change in fair value of warrants liabilities	27	201
Interest income	22	1
Total other income	49	202
Net loss	$(5,724)	$(8,954)

Other comprehensive loss
Foreign currency translation adjustment	(2)	—
Total comprehensive loss	$(5,726)	$(8,954)

Net loss per common share, basic and diluted	$(0.07)	$(0.11)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	80,020,677	79,694,781

See accompanying notes to condensed consolidated financial statements

 Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at January 1, 2022	79,864,310	$80	$231,068	$(213,355)	$—	$17,793
Stock-based compensation			644			644
Issuance of restricted stock units under equity incentive plan	279,757	—				—
Tax withholding payments for net share-settled equity awards	(55,251)		(16)			(16)
Sale of common stock and pre-funded warrants in public offering, net of costs of $1,034	40,000,000	40	13,726			13,766
Net loss				(5,724)		(5,724)
Foreign currency translation adjustment					(2)	(2)
Balances at March 31, 2022	120,088,816	$120	$245,422	$(219,079)	$(2)	$26,461

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at January 1, 2021	79,615,692	$80	$227,912	$(182,445)	$—	$45,547
Stock-based compensation			1,095			1,095
Issuance of restricted stock units under equity incentive plan	167,060	—				—
Tax withholding payments for net share-settled equity awards	(59,072)		(120)			(120)
Net loss				(8,954)		(8,954)
Balances at March 31, 2021	79,723,680	$80	$228,887	$(191,399)	$—	$37,568

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,724)	$(8,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492	489
Non-cash lease expense	71	76
Stock-based compensation expense	644	1,095
Change in fair value of stock warrants	(27)	(201)
Change in fair value of contingent consideration	(858)	(987)
Other non-cash reconciling items	(2)	—
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	114	98
Accounts payable	(1,046)	1,180
Accrued compensation	(130)	(594)
Accrued clinical trial site costs	101	351
Operating lease liabilities	(34)	(82)
Other liabilities	37	41
Net cash used in operating activities	(6,362)	(7,488)
Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Net cash used in investing activities	—	(4)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants, net of costs	14,048	—
Tax withholding payments for net share-settled equity awards	(16)	(120)
Principal paid on finance lease liabilities	—	(5)
Net cash provided by (used in) financing activities	14,032	(125)
Net increase (decrease) in cash and cash equivalents	7,670	(7,617)
Cash and cash equivalents, beginning of period	21,304	49,224
Cash and cash equivalents, end of period	$28,974	$41,607

Supplemental disclosure of non-cash activities
Unpaid costs for issuing common stock and pre-funded warrants	$282	$—

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

March 31, 2022

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

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $5.7 million during the three months ended March 31, 2022 and has an accumulated deficit of $219.1 million at March 31, 2022 resulting from having incurred losses since its inception. The Company had $29.0 million of cash and cash equivalents on hand at March 31, 2022 and used $6.4 million of cash in its operating activities during the three months ended March 31, 2022. The Company has financed its operations principally through issuances of equity securities. In March 2022, the Company completed a public offering of 40,000,000 shares of its common stock and, for certain investors, in lieu of common stock, pre-funded warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.01 per share, and raised $13.8 million in net proceeds after deducting the underwriting discount and other estimated offering costs, of which $0.3 million remains to be paid as of March 31, 2022. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock.

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

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2022 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2021, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, the valuation of financial instruments, stock-based compensation, accrued costs for services rendered in connection with third-party contractor clinical trial activities, and the valuation of contingent liabilities for the purchase price of assets obtained through acquisition.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

During the three months ended March 31, 2022, there have been no recently adopted accounting standards and no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

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

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$4	$—	$—	$4
Essentialis purchase price contingency liability	8,689	—	—	8,689
Total common stock warrant and contingent consideration liability	$8,693	$—	$—	$8,693

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$31	$—	$—	$31
Essentialis purchase price contingency liability	9,547	—	—	9,547
Total common stock warrant and contingent consideration liability	$9,578	$—	$—	$9,578

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate.

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company was obligated to make cash earnout payments of up to a maximum of $30.0 million to the former Essentialis stockholders. On December 28, 2021, in connection with the dissolution of two of the former Essentialis stockholders, the two former stockholders entered into an agreement with the Company which assigned the right, title and interest to all their future earnout payments to the Company. As a result of the assignment, as of December 31, 2021, and going forward, the maximum cash earnout payments are $21.2 million. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration (FDA) as well as the likelihood and anticipated timing of reaching cumulative revenue milestones. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of obtaining FDA approval, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, a 72% probability of achieving each milestone was determined to be reasonable as of each of March 31, 2022 and December 31, 2021. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2022 and 2021 (dollars in thousands).

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2022	513,617	$31	$9,547
Change in value of 2018 PIPE Warrants	—	(27)	—
Change in value of contingent liability	—	—	(858)
Balance at March 31, 2022	513,617	$4	$8,689

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2021	513,617	$539	$10,278
Change in value of 2018 PIPE Warrants	—	(201)	—
Change in value of contingent liability	—	—	(987)
Balance at March 31, 2021	513,617	$338	$9,291

Note 5. Warrant Liabilities

The Company has issued multiple warrant series, of which the 2018 PIPE Warrants were determined to be liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

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

Since the Company may be obligated to settle the 2018 PIPE Warrants in cash, the Company classified the 2018 PIPE Warrants as long-term liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as other income (expense) in the Company’s condensed consolidated statements of operations.

As of March 31, 2022, the fair value of the 2018 PIPE Warrants was estimated at approximately $4,000. The approximate $27,000 and $0.2 million decrease in the fair value of the liability for the 2018 PIPE Warrants during the three months ended March 31, 2022 and 2021, respectively, was recorded as other income in the condensed consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Black-Scholes pricing model. The following summarizes certain key assumptions used in estimating the fair value.

	March 31, 2022	March 31, 2021
Volatility	87%	105%
Contractual term (years)	1.7	2.7
Expected dividend yield	—%	—%
Risk-free rate	2.10%	0.30%

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

Note 6. Commitments and Contingencies

Facility Leases

The Company’s operating lease for its headquarters facility office space in Redwood City, California, terminated in May 2021. In April 2021, the Company executed a non-cancellable operating lease agreement for the same 6,368 square feet of space, which began in June 2021 and expires in May 2023. The lease that expired in May 2021 also provided the Company with the right to use office furniture in the space and allowed the purchase of this furniture at the end of the lease term for $1, which it did. The Company has accounted for both leases of office space as operating leases. The office furniture included in the lease that expired in May 2021 was accounted for as a finance lease based on its relative standalone price as compared to the office space.

The lease was recognized at inception with a right-of-use asset equal to $0.6 million and a liability for $0.5 million. The short-term liability was equal to $0.3 million as of both March 31, 2022 and December 31, 2021, and the long-term liability was equal to $0.1 million and $0.2 million, as of March 31, 2022 and December 31, 2021, respectively. The weighted average discount rate was 9% over a remaining term of 14 months. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The following is a schedule by year of future maturities of the Company’s operating lease liabilities as of March 31, 2022 (in thousands):

2022 (remainder of the year)	$291
2023	159
Total lease payments	450
Less interest	(27)
Total	$423

The components of lease expense during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost:
Operating lease cost	$81	$76
Variable lease cost	—	3
Short-term lease cost	5	7
Total operating lease cost	$86	$86

Finance lease cost:
Amortization of right-of-use assets	$—	$2
Interest on lease liabilities	—	—
Total finance lease cost	$—	$2

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

Note 7. Stockholders’ Equity

Underwritten Public Offering

On March 31, 2022, the Company sold 40,000,000 shares of its common stock at a public offering price of $0.25, and for certain investors, in lieu of common stock, pre-funded warrants (the 2022 pre-funded warrants) to purchase 20,000,000 shares of its common stock at a public offering price of $0.24 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.01 per share exercise price for each 2022 pre-funded warrant. The 2022 pre-funded warrants are immediately exercisable and may be exercised at any time until all of the 2022 pre-funded warrants are exercised in full. Each share of common stock or 2022 pre-funded warrant was sold together with one, immediately exercisable, common warrant (the 2022 common warrants) with a five year term to purchase one share of common stock at an exercise price of $0.30 per share. The net proceeds of the offering were $13.8 million, after deducting the underwriting discount and other estimated offering expenses, of which $0.3 million remains to be paid as of March 31, 2022. The Company is not required under any circumstance to settle any of the 2022 pre-funded warrants or the 2022 common warrants for cash, and therefore classified both types of warrants as permanent equity.

Other Common Stock Warrants

As of March 31, 2022, the Company had 102,070 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 16,500 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $35.70 and a term of 10 years, expiring in November 2024.

Equity Incentive Plans

2014 Plan

The Company maintains the 2014 Equity Incentive Plan (the 2014 Plan). Under the 2014 Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or performance shares to employees, directors, advisors, and consultants. Options granted under the 2014 Plan may be incentive stock options (ISOs) or nonqualified stock options (NSOs). ISOs may be granted only to Company employees, including officers and directors.

The Board has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period for service-based stock options is normally monthly over a period of 4 years from the vesting date. Performance-based grants have vesting contingent upon the achievement of certain performance criteria related to the Company’s commercialization of its therapeutics. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of March 31, 2022, a total of 2,805,045 shares are available for future grant under the 2014 Plan.

Inducement Plan

The Company maintains the 2020 Inducement Equity Incentive Plan (the Inducement Plan). The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2014 Plan.

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition. As of March 31, 2022, a total of 1,285,000 shares are available for future grant under the Inducement Plan.

 Stock-based compensation expense

The Company recognizes stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations for stock-based compensation arrangements during any of the periods presented

Stock-based compensation expense was recognized in the condensed consolidated statements of operations as follows (in thousands).

	Three Months Ended March 31,
	2022	2021
Research and development	$160	$189
General and administrative	484	906
Total	$644	$1,095

Stock Options

The Company granted options to purchase 1,627,750 and 3,168,500 shares of the Company’s common stock during the three months ended March 31, 2022 and 2021, respectively. Of the total options granted during the three months ended March 31, 2021, 708,750 were performance-based options. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended March 31,
	2022	2021
Expected life (years)	6.0	5.5-6.0
Risk-free interest rate	1.7%	0.6%-0.7%
Volatility	88%	99%-108%
Dividend rate	— %	— %

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

•	Risk-free interest rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected life of the stock options.
•	Volatility: The estimated volatility rate is based on the volatilities of the Company’s common stock for a historical period equal to the expected life of the stock options.
•

Dividend rate: The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes stock option transactions for the three months ended March 31, 2022 as issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2022	6,125,549	$3.09	7.94
Options granted	1,627,750	$0.34
Options exercised	—
Options canceled/forfeited	(6,625)	$2.17
Balance at March 31, 2022	7,746,674	$2.51	8.06	$—
Options vested at March 31, 2022	3,125,931	$3.92	6.69	$—
Options vested and expected to vest at March 31, 2022	7,402,299	$2.52	8.11	$—

The weighted-average grant date fair value of options granted was $0.25 and $1.79 per share for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 total unrecognized employee stock-based compensation related to stock options that are likely to vest was $4.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years.

Restricted Stock Units

There were 134,507 and 21,810 restricted stock units granted by the Company during the three months ended March 31, 2022 and 2021, respectively, to employees and directors. The restricted stock units granted to directors were 100% vested on the grant date and represent compensation for past board services. The restricted stock units granted to employees typically vest annually over a period of four years. The restricted stock units were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the three months ended March 31, 2022 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2022	435,750	$3.85
Restricted stock units granted	134,507	0.36
Restricted stock units vested	(279,757)	0.37
Restricted stock units canceled/forfeited	(2,000)	3.85
Outstanding at March 31, 2022	288,500	$3.85

The weighted-average grant-date fair value of all restricted stock units granted during the three months ended March 31, 2022 and 2021 was $0.36 and $1.96, respectively. The fair value of all restricted stock units vested during the three months ended March 31, 2022 and 2021 was $0.1 million and approximately $0.6 million, respectively. At March 31, 2022, total unrecognized employee stock-based compensation related to restricted stock units was $1.0 million, which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

2014 Employee Stock Purchase Plan

The Company’s board of directors and stockholders have adopted the 2014 Employee Stock Purchase Plan (ESPP). The ESPP has become effective, and the board of directors will implement commencement of offers thereunder in its discretion. A total of 27,967 shares of the Company’s common stock has been made available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each year beginning in the year following the initial date that the board of directors authorizes commencement, equal to the least of:

•	1.0% of the outstanding shares of the Company’s common stock on the first day of such year;
•	55,936 shares; or
•	such amount as determined by the board of directors.

As of March 31, 2022, there were no purchases by employees under this plan.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants. The Company applies the two-class method to calculate basic and diluted net loss per share as its warrants issued in March 2022 are participating securities.  However, the two-class method does not impact the net loss per share of common stock as the warrants issued in March 2022 do not participate in losses. For the three months ended March 31, 2022 and 2021, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of March 31,
	2022	2021
Warrants issued to 2010/2012 convertible note holders to purchase common stock	102,070	102,070
Options to purchase common stock	7,746,674	6,006,239
Outstanding restricted stock units	288,500	435,750
Warrants issued to underwriter to purchase common stock	16,500	16,500
2018 PIPE warrants	513,617	513,617
2022 common warrants	60,000,000	—
2022 pre-funded warrants	20,000,000	—
Total	88,667,361	7,074,176

Note 9. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2022 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is Diazoxide Choline Extended Release tablets (DCCR), a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS are eligible to receive DCCR in C602, an open-label extension study.  Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In March 2021, the U.S. Food and Drug Administration (FDA) informed us that an additional clinical trial would be necessary to support a New Drug Approval (NDA) submission. In July 2021, we announced that we had received official meeting minutes from a Type B meeting with the FDA on June 11, 2021. Included in the meeting was the “patient voice” represented by the PWS advocacy organizations, as well as the family of a DCCR trial participant. The FDA continued to assert that an additional clinical trial is necessary for the submission of a NDA. However, the FDA strongly encouraged us to submit the available data and clinical study reports for our C601 and C602 studies to allow it to assess if these studies may provide adequate evidence of safety and efficacy to support the submission of an NDA. In September 2021, we announced top line results from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to natural history of PWS from the PATH for PWS Study (PfPWS) over a one year treatment period. The PfPWS study is an ongoing study sponsored by the Foundation for Prader-Willi Research (FPWR) to advance the understanding of the natural history in individuals with PWS. We submitted the data in the fourth quarter 2021 and in January 2022, we announced we had received official meeting minutes from a Type C meeting with the FDA on December 21, 2021. The purpose of the meeting was to discuss the adequacy of the submitted data and possible ways to generate additional controlled clinical data. The FDA recommended that that additional controlled data be included in the NDA submission, and indicated they were receptive to a study design involving participants currently enrolled in Study C602, our ongoing open-label extension study to generate the data necessary to support an NDA, which the Company submitted in March 2022.

The spread of the COVID-19 virus during 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. We have not experienced a significant financial impact directly related to the COVID-19 pandemic.

As of March 31, 2022, we had an accumulated deficit of $219.1 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. As of March 31, 2022, we had cash and cash equivalents of $29.0 million. In March 2022, we completed a public offering of 40,000,000 shares of our common stock and, for certain investors, in lieu of common stock, pre-funded warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.01 per share, and raised $13.8 million in net proceeds after deducting the underwriting discount and other estimated offering expenses, of which $0.3 million remains to be paid as of March 31, 2022. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,		Increase (decrease)
	2022	2021	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$3,988	7,164	$(3,176)	44%
General and administrative	2,643	2,979	(336)	11%
Change in fair value of contingent consideration	(858)	(987)	129	13%
Total operating expenses	5,773	9,156	(3,383)	37%
Operating loss	(5,773)	(9,156)	3,383	37%
Other income
Change in fair value of warrants liabilities	27	201	(174)	87%
Interest income	22	1	21	2100%
Total other income	49	202	(153)	76%
Net loss	$(5,724)	$(8,954)	$3,230	36%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense of $4.0 million for the three months ended March 31, 2022 decreased by $3.2 million from the three months ended March 31, 2021. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC and other projects necessary to support the submission of an NDA.

General and administrative expense

General and administrative expense of $2.6 million for the three months ended March 31, 2022 decreased $0.3 million from the three months ended March 31, 2021, primarily due to a decrease in stock-based compensation expense.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $8.7 million as of March 31, 2022, a $0.9 million decrease from the estimate as of December 31, 2021. During the three months ended March 31, 2021, the estimate decreased $1.0 million from the $10.3 million estimated at December 31, 2020.

Other income

We had other income of approximately $49,000 in the three months ended March 31, 2022, compared to $0.2 million during the three months ended March 31, 2021. The decrease of $0.2 million was primarily due to a smaller decrease in the fair value of our outstanding warrants during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was slightly offset by an increase in interest income during the three months ended March 31, 2022 as compared to the same period of the previous year as a result of cash and cash equivalents earning higher interest rates.

Liquidity and Capital Resources

We had a net loss of $5.7 million during the three months ended March 31, 2022 and an accumulated deficit of $219.1 million at March 31, 2022 as a result of having incurred losses since our inception. We had $29.0 million in cash and cash equivalents and $22.7 million of working capital at March 31, 2022, and used $6.4 million of cash in operating activities during the three months ended March 31, 2022. As of March 31, 2022, we had lease obligations totaling $0.5 million to be paid through 2023, consisting of an operating lease for office space in Redwood City, California.

We have financed our operations principally through issuances of equity securities. In March 2022, we completed a public offering of shares of our common stock and pre-funded warrants and raised $13.8 million in net proceeds after deducting the underwriting discount and other estimated offering expenses, of which $0.3 million remains to be paid as of March 31, 2022. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock. We have an “at-the-market” (ATM) offering for up to $25.0 million, but have not sold any securities pursuant to the ATM.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(6,362)	$(7,488)
Net cash used in investing activities	—	(4)
Net cash provided by (used in) financing activities	14,032	(125)
Net increase (decrease) in cash and cash equivalents	$7,670	$(7,617)

Cash used in operating activities

During the three months ended March 31, 2022, operating activities used net cash of $6.4 million, which was primarily due to the net loss of $5.7 million plus non-cash income of $0.9 million for the change in fair value of common stock warrants and contingent consideration, adjusted for non-cash expense of $0.5 million for depreciation and amortization, $0.6 million for stock-based compensation, and approximately $71,000 for non-cash lease expense. Additionally, the usage of cash during the three months ended March 31, 2022 was increased by $0.9 million due to changes in operating assets and liabilities.

During the three months ended March 31, 2021, operating activities used net cash of $7.5 million, which was primarily due to the net loss of $9.0 million plus non-cash income of $1.2 million for the decrease in fair value of common stock warrants and contingent consideration, adjusted for non-cash expense of $0.5 million for depreciation and amortization, $1.1 million for stock-

based compensation, and approximately $76,000 for non-cash lease expense. Additionally, the usage of cash during the three months ended March 31, 2021 was reduced by $1.0 million due to changes in operating assets and liabilities.

Cash used in investing activities

During the three months ended March 31, 2022, there was no cash used in investing activities, and minimal cash was used in purchasing property and equipment in the three months ended March 31, 2021.

Cash provided by (used in) financing activities

During the three months ended March 31, 2022, we received $14.0 million of net cash proceeds from the sale of 40,000,000 shares of our common stock, and for certain investors, in lieu of common stock, pre-funded warrants to purchase 20,000,000 shares of common stock. Each share of common stock or pre-funded warrant was sold together with one, immediately exercisable common warrant with an exercise price of $0.30 per share. As of March 31, 2022, there are $0.3 million of remaining offering costs to be paid by us. The net proceeds amount was slightly offset by payments for the taxes from net share-settled vesting of restricted stock.

During the three months ended March 31, 2021, we used cash of $0.1 million to pay for the taxes of net share-settled vesting of restricted stock. In addition, minimal cash was used during the three months ended March 31, 2021 for payments made on our finance lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2022. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2022	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)