Form 10-Q
period 2022-09-30
SOLENO THERAPEUTICS INC
filed 2022-11-09
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, there were 8,159,382 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$19,751	$21,304
Prepaid expenses and other current assets	821	1,118
Total current assets	20,572	22,422
Long-term assets
Property and equipment, net	23	33
Operating lease right-of-use assets	206	421
Intangible assets, net	11,178	12,637
Other long-term assets	-	40
Total assets	$31,979	$35,553
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,324	$3,254
Accrued compensation	1,282	728
Accrued clinical trial site costs	2,826	3,420
Operating lease liabilities	239	282
Other current liabilities	671	323
Total current liabilities	7,342	8,007
Long-term liabilities
2018 PIPE Warrant liability	-	31
Contingent liability for Essentialis purchase price	9,437	9,547
Long-term lease liabilities	-	175
Total liabilities	16,779	17,760
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,159,382 and 5,324,287 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	8	80
Additional paid-in-capital	247,130	231,068
Accumulated deficit	(231,936)	(213,355)
Accumulated other comprehensive loss	(2)	-
Total stockholders’ equity	15,200	17,793
Total liabilities and stockholders’ equity	$31,979	$35,553

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$3,771	$4,968	$11,455	$17,719
General and administrative	2,332	2,767	7,442	8,210
Change in fair value of contingent consideration	132	551	(110)	2,598
Total operating expenses	6,235	8,286	18,787	28,527
Operating loss	(6,235)	(8,286)	(18,787)	(28,527)
Other income
Change in fair value of warrants liabilities	2	112	31	369
Interest income	101	34	175	76
Total other income	103	146	206	445
Net loss	$(6,132)	$(8,140)	$(18,581)	$(28,082)

Other comprehensive loss
Foreign currency translation adjustment	(1)	—	(2)	—
Total comprehensive loss	$(6,133)	$(8,140)	$(18,583)	$(28,082)

Net loss per common share, basic and diluted	$(0.76)	$(1.53)	$(2.60)	$(5.28)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	8,093,033	5,319,405	7,156,344	5,316,320

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at January 1, 2022	5,324,287	$5	$231,143	$(213,355)	$-	$17,793
Stock-based compensation	-	-	464	-	-	464
Issuance of restricted stock units under equity incentive plan	18,650	-	180	-	-	180
Tax withholding payments for net share-settled equity awards	(3,683)	-	(16)	-	-	(16)
Sale of common stock and pre-funded warrants in public offering, net of costs of $1,034	2,666,667	3	13,763	-	-	13,766
Net loss	-	-	-	(5,724)	-	(5,724)
Foreign currency translation adjustment	-	-	-	-	(2)	(2)
Balances at March 31, 2022	8,005,921	8	245,534	(219,079)	(2)	26,461
Stock-based compensation	-	-	571	-	-	571
Net loss	-	-	-	(6,725)	-	(6,725)
Foreign currency translation adjustment	-	-	-	-	1	1
Balances at June 30, 2022	8,005,921	8	246,105	(225,804)	(1)	20,308
Stock-based compensation	-	-	683	-	-	683
Sale of common stock, net of costs	104,773	-	342	-	-	342
Exercise of common stock warrants	48,688	-	-	-	-	-
Foreign currency translation adjustment		-		-	(1)	(1)
Net loss	-	-	-	(6,132)	-	(6,132)
Balances at September 30, 2022	8,159,382	$8	$247,130	$(231,936)	$(2)	$15,200

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at January 1, 2021	5,307,713	$5	$227,987	$(182,445)	$-	$45,547
Stock-based compensation	-	-	1,095	-	-	1,095
Issuance of restricted stock units under equity incentive plan	11,137	-	-	-	-	—
Tax withholding payments for net share-settled equity awards	(3,938)	-	(120)	-	-	(120)
Net loss	-	-	-	(8,954)	-	(8,954)
Balances at March 31, 2021	5,314,912	5	228,962	(191,399)	-	37,568
Stock-based compensation	-	-	857	-	-	857
Issuance of restricted stock units under equity incentive plan	2,370	-	-	-	-	-
Net loss	-	-	-	(10,988)	-	(10,988)
Balances at June 30, 2021	5,317,282	5	229,819	(202,387)	-	27,437
Stock-based compensation	-	-	906	-	-	906
Issuance of restricted stock units under equity incentive plan	3,150	-	-	-	-	—
Net loss	-	-	-	(8,140)	-	(8,140)
Balances at September 30, 2021	5,320,432	$5	$230,725	$(210,527)	$-	$20,203

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,581)	$(28,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,476	1,471
Non-cash lease expense	215	220
Stock-based compensation expense	1,898	2,858
Change in fair value of stock warrants	(31)	(369)
Change in fair value of contingent consideration	(110)	2,598
Other non-cash reconciling items	(2)	—
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	337	317
Other assets	-	(40)
Accounts payable	(930)	369
Accrued compensation	554	(196)
Accrued clinical trial site costs	(594)	(196)
Operating lease liabilities	(218)	(156)
Other liabilities	348	299
Net cash used in operating activities	(15,638)	(20,907)
Cash flows from investing activities:
Purchases of property and equipment	(7)	(9)
Net cash used in investing activities	(7)	(9)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants, net of costs	14,108	—
Tax withholding payments for net share-settled equity awards	(16)	(120)
Principal paid on finance lease liabilities	—	(3)
Net cash provided by (used in) financing activities	14,092	(123)
Net decrease in cash and cash equivalents	(1,553)	(21,039)
Cash and cash equivalents, beginning of period	21,304	49,224
Cash and cash equivalents, end of period	$19,751	$28,185

Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$-	$581
Deferred financing costs included in accounts payable	$-	$-

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

September 30, 2022

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

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $18.6 million during the nine months ended September 30, 2022 and has an accumulated deficit of $231.9 million at September 30, 2022 resulting from having incurred losses since its inception. The Company had $19.8 million of cash and cash equivalents on hand at September 30, 2022 and used $15.6 million of cash in its operating activities during the nine months ended September 30, 2022. The Company has financed its operations principally through issuances of equity securities. In March 2022, the Company completed a public offering of 2,666,667 shares of its common stock and, for certain investors, in lieu of common stock, pre-funded warrants to purchase 1,333,333 shares of common stock at an exercise price of $0.15 per share, and raised $13.8 million in net proceeds after deducting the underwriting discount and other offering costs. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock. In addition, as of September 30, 2022, we raised $0.3 million from an at the market offering program (Note 7).

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

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the nine months ended September 30, 2022 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2021, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022.

Reverse Stock Split

On June 1, 2022, the stockholders of the Company approved a reverse stock split of its common stock at a ratio of one-for-fifteen, to be effected at the sole discretion of the Company’s Board of Directors as described in the proxy statement filed with the SEC on April 21, 2022. The implementation of the reverse stock split was approved by the Company’s Board of Directors on August 16, 2022.

On August 26, 2022, the Company filed a certificate of amendment to its amended and restated certificate of incorporation in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a one-for-fifteen basis. All common share and per share data are retrospectively restated to give effect of the split for all periods presented herein. After giving effect to the reverse stock split, the total number of shares of all classes of capital stock that the Corporation is authorized to issue is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, having a par value of $0.001 and 10,000,000 shares of Preferred Stock, having a par value of $0.001.

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

During the three and nine months ended September 30, 2022, there have been no recently adopted accounting standards and no new, or existing recently issued, accounting pronouncements that are of significance, or potential significance, that impact the Company’s condensed consolidated interim financial statements.

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

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$—	$—	$—	$—
Essentialis purchase price contingency liability	9,437	—	—	9,437
Total common stock warrant and contingent consideration liability	$9,437	$—	$—	$9,437

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$31	$—	$—	$31
Essentialis purchase price contingency liability	9,547	—	—	9,547
Total common stock warrant and contingent consideration liability	$9,578	$—	$—	$9,578

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate.

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company was obligated to make cash earnout payments of up to a maximum of $30.0 million to the former Essentialis stockholders. On December 28, 2021, in connection with the dissolution of two of the former Essentialis stockholders, the two former stockholders entered into an agreement with the Company which assigned the right, title and interest to all their future earnout payments to the Company. As a result of the assignment, as of December 31, 2021, and going forward, the maximum cash earnout payments are $21.2 million. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the U.S. Food and Drug Administration (FDA) as well as the likelihood and anticipated timing of reaching cumulative revenue milestones. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of obtaining FDA approval, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, a 72% probability of achieving each milestone was determined to be reasonable as of each of September 30, 2022 and December 31, 2021. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2022 and 2021 (dollars in thousands).

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2022	34,241	$31	$9,547
Change in value of 2018 PIPE Warrants	—	(31)	—
Change in value of contingent liability	—	—	(110)
Balance at September 30, 2022	34,241	$-	$9,437

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2021	34,241	$539	$10,278
Change in value of 2018 PIPE Warrants	—	(369)	—
Change in value of contingent liability	—	—	2,598
Balance at September 30, 2021	34,241	$170	$12,876

Note 5. Warrant Liabilities

The Company has issued multiple warrant series, of which the 2018 PIPE Warrants were determined to be liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

Warrants Issued as Part of the Units in the 2018 PIPE Offering

The 2018 PIPE Warrants were issued on December 19, 2018 in the 2018 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2018 PIPE Offering, and entitle the holders to purchase 34,241 shares of the Company’s common stock at an exercise price equal to $30.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2018 PIPE Warrants and terminating on December 21, 2023.

The exercise price and number of shares of common stock issuable upon exercise of the 2018 PIPE Warrants may be adjusted in certain circumstances, including the event of a stock split, stock dividend, extraordinary dividend, or recapitalization, reorganization, merger or consolidation. However, the exercise price of the 2018 PIPE Warrants will not be reduced below $30.00.

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

As of September 30, 2022, the fair value of the 2018 PIPE Warrants was estimated at approximately $0. The approximate $2 thousand and $0.1 million decrease in the fair value of the liability for the 2018 PIPE Warrants during the three months ended September 30, 2022 and 2021, respectively, was recorded as other income in the condensed consolidated statements of operations and comprehensive loss.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Black-Scholes pricing model. The following summarizes certain key assumptions used in estimating the fair value.

	September 30, 2022	December 31, 2021
Volatility	77%	95%
Contractual term (years)	1.2	2.0
Expected dividend yield	—%	—%
Risk-free rate	4.09%	0.72%

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

The current lease was recognized at inception with a right-of-use asset equal to $0.6 million and a liability for $0.5 million. The short-term liability was equal to $0.2 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively, and the long-term liability was equal to $0 and $0.2 million, as of September 30, 2022 and December 31, 2021, respectively. The weighted average discount rate was 9% over a remaining term of 8 months. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The following is a schedule by year of future maturities of the Company’s operating lease liabilities as of September 30, 2022 (in thousands):

2022 (remainder of the year)	$70
2023	179
Total lease payments	249
Less interest	(10)
Total	$239

The components of lease expense during the three and six months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost:
Operating lease cost	$81	$81	$242	$235
Variable lease cost	—	—	—	6
Short-term lease cost	9	—	22	17
Total operating lease cost	$90	$81	$264	$258

Finance lease cost:
Amortization of right-of-use assets	$—	$—	$—	$4
Total finance lease cost	$—	$—	$—	$4

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

Note 7. Stockholders’ Equity

Underwritten Public Offering

On March 31, 2022, the Company sold 2,666,667 shares of its common stock at a public offering price of $3.75, and for certain investors, in lieu of common stock, pre-funded warrants (the 2022 pre-funded warrants) to purchase 1,333,333 shares of its common stock at a public offering price $3.60 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.15 per share exercise price for each 2022 pre-funded warrant. The 2022 pre-funded warrants are immediately exercisable and may be exercised at any time until all of the 2022 pre-funded warrants are exercised in full. Each share of common stock or 2022 pre-funded warrant was sold together with one, immediately exercisable, common warrant (the 2022 common warrants) with a five-year term to purchase one share of common stock at an exercise price of $4.50 per share. The net proceeds of the offering were $13.8 million, after deducting the underwriting discount and other offering expenses. The Company is not required under any circumstance to settle any of the 2022 pre-funded warrants or the 2022 common warrants for cash, and therefore classified both types of warrants as permanent equity.

At the Market Offering

In July 2021, the Company entered into a Controlled Equity Offering Sales Agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time in any method permitted by law deemed to be an “at the market” Rule 415 under the Securities Act of 1933, as amended. As of September 30, 2022, we have sold 104,773 shares of common stock through the at the market program, totaling $0.3 million in net proceeds.

Other Common Stock Warrants

As of September 30, 2022, the Company had 6,804 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $24.35 and a term of 10 years expiring in November 2024. The Company also had 1,100 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $365.25 and a term of 10 years, expiring in November 2024.

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

The Board has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period for service-based stock options is normally monthly over a period of 4 years from the vesting date. Performance-based grants have vesting contingent upon the achievement of certain performance criteria related to the Company’s commercialization of its therapeutics. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. As of September 30, 2022, a total of 16,688 shares are available for future grant under the 2014 Plan.

Inducement Plan

The Company maintains the 2020 Inducement Equity Incentive Plan (the Inducement Plan). The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2014 Plan.

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition. As of September 30, 2022, a total of 85,668 shares are available for future grant under the Inducement Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$200	$222	$511	$635
General and administrative	483	684	1,387	2,223
Total	$683	$906	$1,898	$2,858

Stock Options

The Company granted options to purchase 157,673 and 0 shares of the Company’s common stock during the three months ended September 30, 2022 and 2021, respectively, and granted options to purchase 283,919 and 225,854 of the Company’s common stock during the nine months ended September 30, 2022 and 2021, respectively. Of the total options granted during the three and nine months ended September 30, 2021, 47,250 were performance-based options. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected life (years)	5.2-5.7	— %	5.2-6.0	5.5-6.0
Risk-free interest rate	2.8%-3.1%	— %	1.7%-3.0%	0.6%-1.0%
Volatility	92%-95%	— %	88%-93%	91%-108%
Dividend rate	— %	— %	— %	— %

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

The following table summarizes stock option transactions for the nine months ended September 30, 2022 as issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2022	408,329	$46.28	7.94
Options granted	283,919	$3.56
Options exercised	—
Options canceled/forfeited	(5,432)	$19.96
Balance at September 30, 2022	686,816	$28.83	8.19	$—
Options vested at September 30, 2022	297,926	$45.37	7.09	$—
Options vested and expected to vest at September 30, 2022	663,858	$28.66	8.19	$—

The weighted-average grant date fair value of options granted was $2.62 and $1.73 per share for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 total unrecognized employee stock-based compensation related to stock options that are likely to vest was $3.8 million, which is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

Restricted Stock Units

There were zero and 3,498 restricted stock units granted by the Company during the three months ended September 30, 2022 and 2021, respectively, and 8,965 and 7,583 restricted stock units granted during the nine months ended September 30, 2022 and 2021, respectively, to employees and directors. The restricted stock units granted to directors were 100% vested on the grant date and represent compensation for past board services. The restricted stock units granted to employees typically vest annually over a period of four years. The restricted stock units were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the nine months ended September 30, 2022 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2022	29,050	$57.75
Restricted stock units granted	8,965	$5.33
Restricted stock units vested	(18,646)	$32.55
Restricted stock units canceled/forfeited	(301)	$57.85
Outstanding at September 30, 2022	19,068	$57.75

The weighted-average grant-date fair value of all restricted stock units granted during the nine months ended September 30, 2022 and 2021 was $5.33 and $18.30, respectively. The fair value of all restricted stock units vested during the nine months ended September 30, 2022 and 2021 was $0.6 million and approximately $0.8 million, respectively. At September 30, 2022, total unrecognized employee stock-based compensation related to restricted stock units was $0.7 million, which is expected to be recognized over the weighted-average remaining vesting period of 1.3 years.

2014 Employee Stock Purchase Plan

The Company’s board of directors and stockholders have adopted the 2014 Employee Stock Purchase Plan (ESPP). The ESPP has become effective, and the board of directors will implement commencement of offers thereunder in its discretion. A total of 1,864 shares of the Company’s common stock has been made available for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each year beginning in the year following the initial date that the board of directors authorizes commencement, equal to the least of:

•
1.0% of the outstanding shares of the Company’s common stock on the first day of such year;
•
3,729 shares; or

•
such amount as determined by the board of directors.

As of September 30, 2022, there were no purchases by employees under this plan.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the warrants issued in March 2022 do not participate in losses. For the three and nine months ended September 30, 2022 and 2021, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares).

	As of September 30,
	2022	2021
Warrants issued to 2010/2012 convertible note holders to purchase common stock	6,804	6,804
Options to purchase common stock	686,816	405,662
Outstanding restricted stock units	19,068	29,050
Warrants issued to underwriter to purchase common stock	1,100	1,100
2018 PIPE warrants	34,241	34,241
2022 common warrants	4,000,000	—
2022 pre-funded warrants	1,280,965	—
Total	6,028,994	476,857

Note 9. Subsequent Events

The Company has evaluated its subsequent events from September 30, 2022 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements.

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

Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is Diazoxide Choline Extended Release tablets (DCCR), a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.). DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who complete treatment in DESTINY PWS were eligible to receive DCCR in C602, an open-label extension study. Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints.

In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In September 2021, we announced interim results from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to natural history of PWS from the PATH for PWS Study (PfPWS) over a one year treatment period. The PfPWS study is an ongoing study sponsored by the Foundation for Prader-Willi Research (FPWR) to advance the understanding of the natural history in individuals with PWS. We submitted the data in the fourth quarter 2021,

Earlier this year, we submitted a proposal to add a randomized withdrawal period to Study C602 in order to obtain additional controlled data requested by the FDA to support a New Drug Application (NDA) submission for DCCR. The randomized withdrawal (RW) period of Study C602 is a multi-center, randomized, double-blind, placebo-controlled study of DCCR in approximately 80 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consists only of patients currently enrolled in Study C602 and will not enroll any new patients. In October 2022, we announced the initiation of the RW period for Study C602. The FDA has acknowledged that data from the study has the potential to support an NDA submission for DCCR.

The spread of the COVID-19 virus and the outbreak of war between Russia and Ukraine have caused supply chain issues, inflationary pressures and significant volatility in the financial markets. However, we have not experienced a significant financial impact directly related to the COVID-19 pandemic or Russia’s invasion of Ukraine.

As of September 30, 2022, we had an accumulated deficit of $231.9 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. As of September 30, 2022, we had cash and cash equivalents of $19.7 million.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Increase (decrease)
	2022	2021	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$3,771	$4,968	$(1,197)	24%
General and administrative	2,332	2,767	(435)	16%
Change in fair value of contingent consideration	132	551	(419)	76%
Total operating expenses	6,235	8,286	(2,051)	25%
Operating loss	(6,235)	(8,286)	2,051	25%
Other income
Change in fair value of warrants liabilities	2	112	(110)	98%
Interest income	101	34	67	197%
Total other income	103	146	(43)	29%
Net loss	$(6,132)	$(8,140)	$2,008	25%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense of $3.8 million for the three months ended September 30, 2022 decreased by $1.2 million from the three months ended September 30, 2021. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC and other projects necessary to support the submission of an NDA.

General and administrative expense

General and administrative expense of $2.3 million for the three months ended September 30, 2022 decreased by $0.4 million from the three months ended September 30, 2021. The decrease was mainly attributable to reduction in professional services expense.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $9.4 million as of September 30,2022, a $0.1 million increase from the estimate as of June 30,2022. During the three months ended September 30, 2021, the estimate increased $0.5 million from the $12.3 million estimated at June 30,2021.

Other income

We had other income of approximately $103,000 in the three months ended September 30,2022, compared to $146,000 during the three months ended September 30,2021. The decrease was primarily due to a higher decrease in the fair value of our outstanding warrants partially offset by an increase in interest income during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Results of Operations

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Increase (decrease)
	2022	2021	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$11,455	17,719	$(6,264)	35%
General and administrative	7,442	8,210	(768)	9%
Change in fair value of contingent consideration	(110)	2,598	(2,708)	104%
Total operating expenses	18,787	28,527	(9,740)	34%
Operating loss	(18,787)	(28,527)	9,740	34%
Other income
Change in fair value of warrants liabilities	31	369	(338)	92%
Interest income	175	76	99	130%
Total other income	206	445	(239)	54%
Net loss	$(18,581)	$(28,082)	$9,501	34%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense of $11.5 million for the nine months ended September 30, 2022 decreased by $6.2 million from the nine months ended September 30, 2021. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC and other projects necessary to support the submission of an NDA.

General and administrative expense

General and administrative expense of $7.4 million for the nine months ended September 30, 2022 decreased $0.8 million from the nine months ended September 30, 2021, primarily due to a decrease in stock-based compensation expense.

Change in fair value of contingent consideration

We were obligated to make cash payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $9.3 million as of September 30, 2022, a $0.2 million decrease from the estimate as of December 31, 2021. During the nine months ended September 30, 2021, the estimate decreased $1.0 million from the $10.3 million estimated at December 31, 2020.

Other income

We had other income of approximately $0.2 million in the nine months ended September 30, 2022, compared to $0.4 million during the nine months ended September 30, 2021. The decrease of $0.2 million was primarily due to a smaller decrease in the fair value of our outstanding warrants during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2022. This decrease was slightly offset by an increase in interest income during the nine months ended September 30, 2022 as compared to the same period of the previous year as a result of cash and cash equivalents earning higher interest rates.

Liquidity and Capital Resources

We had a net loss of $18.6 million during the nine months ended September 30, 2022 and an accumulated deficit of $231.9 million at September 30, 2022 as a result of having incurred losses since our inception. We had $19.7 million in cash and cash equivalents and $13.2 million of working capital at September 30, 2022, and used $15.6 million of cash in operating activities during the nine months ended September 30, 2022. As of September 30, 2022, we had lease obligations totaling $0.2 million to be paid through 2023, consisting of an operating lease for office space in Redwood City, California.

We have financed our operations principally through issuances of equity securities. In March 2022, we completed a public offering of shares of our common stock and pre-funded warrants and raised $13.8 million in net proceeds after deducting the underwriting discount and other offering expenses. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock. In addition, we have an “at-the-market” (ATM) offering for up to $25.0 million. As of September 30, 2022, we have sold 104,793 shares of common stock through the ATM, totaling $0.3 million in net proceeds.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(15,638)	$(20,907)
Net cash used in investing activities	(7)	(9)
Net cash provided by (used in) financing activities	14,092	(123)
Net decrease in cash and cash equivalents	$(1,553)	$(21,039)

Cash used in operating activities

During the nine months ended September 30, 2022, operating activities used net cash of $15.6 million, which was primarily due to the net loss of $18.6 million adjusted for non-cash income of $0.1 million related to the change in fair value of common stock warrants and contingent consideration, non-cash expense of $1.5 million for depreciation and amortization, $1.9 million for stock-based compensation, and approximately $0.2 million for non-cash lease expense. Additionally, cash used during the nine months ended September 30, 2022 increased by $0.5 million due to changes in operating assets and liabilities.

During the nine months ended September 30, 2021, operating activities used net cash of $20.9 million, which was primarily due to the net loss of $28.1 million adjusted for non-cash loss of $2.2 million related to the change in fair value of common stock warrants and contingent consideration, non-cash expense of $1.5 million for depreciation and amortization, and $2.9 million for stock-based compensation. Additionally, cash used during the nine months ended September 30, 2021 decreased by $0.4 million due to changes in operating assets and liabilities.

Cash used in investing activities

During the nine months ended September 30, 2022 and 2021, there was minimal cash used in purchasing property and equipment.

Cash provided by (used in) financing activities

During the nine months ended September 30, 2022, we received $13.8 million of net cash proceeds from the sale of 2,666,667 shares of our common stock, and for certain investors, in lieu of common stock, pre-funded warrants to purchase 1,333,333 shares of common stock. Each share of common stock or pre-funded warrant was sold together with one, immediately exercisable common warrant with an exercise price of $4.50 per share. As of September 30, 2022, all offering costs have been paid. The net proceeds amount was slightly offset by payments for the taxes from net share-settled vesting of restricted stock.

During the nine months ended September 30, 2021, we used cash of $0.1 million to pay for the taxes from net share-settled vesting of restricted stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2022. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the third fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2022	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)