Form 10-K
period 2022-12-31
SOLENO THERAPEUTICS INC
filed 2023-03-22
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price of $2.78 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $7.8 million. Shares of Common Stock held by each executive officer, director and beneficial holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of March 9, 2023, there were 8,168,788 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Name: Marcum LLP Auditor Location: San Francisco, CA Auditor Firm ID: 688

Soleno Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2022

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

DCCR’s unique mode of action with targets in the brain, pancreas and fat tissue has the potential to broadly impact complex diseases like PWS to reduce appetite, reduce food seeking, improve satiety, improve insulin and leptin resistance and reduce body fat. It appears that many of the problematic behaviors in conditions like PWS may have hyperphagic drive as a root cause and may therefore be improved by addressing hyperphagia. We have a Fast-Track designation for DCCR in PWS and orphan designation for the drug in the United States (U.S.) and European Union (E.U.).

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 13-week randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 randomized participants at 29 sites in the U.S. and United Kingdom (U.K.). Participants who completed treatment in DESTINY PWS and sought continued treatment with DCCR were eligible to receive DCCR in a long-term open-label safety extension study (C602). Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In September 2021, we announced top line results from the interim one year data from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to natural history of PWS from the PATH for PWS Study (PfPWS) over a one year treatment period. The PfPWS study is an ongoing study sponsored by the Foundation for Prader-Willi Research (FPWR) to advance the understanding of the natural history in individuals with PWS.

The FDA provided official meeting minutes from a Type C meeting in January 2022 that recommended additional controlled data be included in a New Drug Approval (NDA) submission, and indicated they were receptive to a study design involving participants currently enrolled in Study C602, our ongoing open-label extension study to generate the data necessary to support an NDA.

In March 2022, we submitted a proposal to add a randomized withdrawal period to Study C602 to obtain additional controlled data requested by the FDA to support a NDA submission for DCCR. The randomized withdrawal (RW) period of Study C602 is a multi-center, randomized, double-blind, placebo-controlled study of DCCR in approximately 80 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consists only of patients currently enrolled in Study C602 and will not enroll any new patients. We announced the initiation of the RW period for Study C602 in October 2022. The FDA has acknowledged that data from the study has the potential to support an NDA submission for DCCR.

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

Diazoxide Choline Extended-Release Tablets

DCCR tablets consist of the active ingredient diazoxide choline, a choline salt of diazoxide, which is a benzothiadiazine. Once solubilized from the formulation, diazoxide choline is rapidly converted to diazoxide prior to absorption. Diazoxide acts by stimulating ion flux through KATP channels and appears to act on signs and symptoms of PWS in a variety of ways. Activating the KATP channel in NPY/AgRP neurons in the hypothalamus may reduce secretion of neuropeptide Y (NPY), Agouti-related peptile (AgRP) and likely gamma-amino butyric acid (GABA) contributing to a reduction in hyperphagia. Activating the KATP channel in the dorsal motor nucleus of vagus may potentiate the effects of leptin, insulin and -melanocortin stimulating hormone to reduce hyperinsulinemia and impact appetite and satiety. Activating the KATP in pancreatic ß-cells can reduce the secretion of insulin, and further reduce the accumulation of excess body fat and the progression to insulin resistance. Activating the KATP channel in adipocytes has the potential to decrease de-novo triglyceride synthesis and increase ß-oxidation of fat, reducing fat mass.

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

DCCR tablets were formulated with the goals of improving the safety and bioavailability of orally-administered diazoxide and reducing the frequency of dosing required by current diazoxide formulations. Diazoxide choline is formulated into an extended-release tablet that provides lower peak plasma concentration compared to diazoxide oral suspension and allows for the gradual release of diazoxide choline from DCCR, making it suitable for once-a-day dosing. The gradual release and absorption of diazoxide achieved using DCCR results in consistent intraday circulating drug levels potentially reducing the adverse events often associated with transiently high circulating drug levels and providing efficacy at lower diazoxide-equivalent doses.

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

Unmet Medical Needs in PWS

The target indication for DCCR is the treatment of PWS. Currently, the only approved treatment related to PWS is growth hormone which addresses the short stature associated with PWS but has no effect on hyperphagia. A global patient survey conducted by the Foundation for Prader-Willi Research (n=779), found that 96.5% of respondents rated reducing hunger and 91.2% rated improving behavior around food as a very important or the most important symptom to be relieved by a new treatment - https://www.fpwr.org/pws-patient-voices. Physical function and body composition symptoms for which a high percentage of respondents indicated were very important or most important included: 92.9% indicated improving metabolic health (reduces fat / increases muscle) and 81.3% indicated the related symptom of improving activity and stamina. The behavioral and cognitive symptoms rated by respondents as very or most important were: 85.2% indicated reduction of obsessive/compulsive behavior, 84.6% indicated improvements to intellect/development, and 83.2% indicated reduction of temper outburst severity and frequency.

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

Competition

Currently, the only approved products for PWS are Genotropin® (somatropin), and Omnitrope® (somatropin) which are approved only for growth failure due to PWS. There are no approved products to address PWS-associated hyperphagia and behaviors, or for any other abnormalities associated with the disease. However, to our knowledge, there are a number of therapeutic products at various stages of clinical development for the treatment of PWS, including for hyperphagia, by Gedeon Richter, Aardvark Therapeutics, and Consynance.

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

Regulation of Pharmaceutical Manufacturing Processes

The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations, legislations, and/or guidelines. We and our third-party manufacturers are subject to current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record keeping, and quality standards as defined by the FDA and the EMA. Similar regulations and requirements are in effect in other countries.

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

We could be subject to substantial penalties for violations of these laws, including denial of payment and refunds, suspension of payments from Medicare, Medicaid or other federal healthcare programs and exclusion from participation in the federal healthcare programs, as well as civil monetary and criminal penalties and imprisonment. One of these statutes, the False Claims Act, is a key enforcement tool used by the government to combat healthcare fraud. The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, violations of the federal physician self-referral laws, such as the Stark laws discussed below, may also violate false claims laws. Liability under the False Claims Act can result in treble damages and imposition of penalties. For example, we could be subject to penalties of $13,507 to $27,018 per false claim, and each use of our product could potentially be part of a different claim submitted to the government. Separately, the HHS office of the Office of Inspector General, or OIG, can exclude providers found liable under the False Claims Act from participating in federally funded healthcare programs, including Medicare and Medicaid. The steep penalties that may be imposed on laboratories and other providers under this statute may be disproportionate to the relatively small dollar amounts of the claims made by these providers for reimbursement. In addition, even the threat of being excluded from participation in federal healthcare programs can have significant financial consequences on a provider.

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

Providers are subject to sanctions for claims submitted for each service that is furnished based on a referral prohibited under the federal self-referral laws. These sanctions include denial of payment and refunds, civil monetary payments and exclusion from participation in federal healthcare programs and civil monetary penalties, and they may also include penalties for applicable violations of the False Claims Act, which may require payment of up to three times the actual damages sustained by the government, plus civil penalties of $13,507 to $27,018 for each separate false claim. Similarly, sanctions for violations under the North Carolina self-referral laws include refunds and monetary penalties.

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

Other Corporate Transactions

Underwritten Public Offering

On March 31, 2022, we sold 2,666,666 shares of our common stock at a public offering price of $3.75 per share and, for certain investors, in lieu of common stock, pre-funded warrants to purchase 1,333,333 shares of our common stock at a public offering price of $3.60 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.15 per share exercise price for each pre-funded warrant. Each share of common stock or pre-funded warrant was sold together with one, immediately exercisable, common warrant with a five year term to purchase one share of common stock at an exercise price of $4.50 per share. The net proceeds of the offering were $13.8 million, after deducting the underwriting discount and other offering expenses.

At the Market Offering

In 2022, we sold 104,773 shares of common stock and raised $0.3 million in net proceeds pursuant to a Controlled Equity Offering Sales Agreement under which we may sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time in any method permit by las deemed to be an “at the market” Rule 415 under the Securities Act of 1933, as amended.

Reverse Stock Split

On June 1, 2022, the stockholders of the Company approved a reverse stock split of our common stock at a ratio of one-for-fifteen, to be effected at the sole discretion of the Company’s Board of Directors as described in the proxy statement filed with the SEC on April 21, 2022. The implementation of the reverse stock split was approved by the Company’s Board of Directors on August 16, 2022.

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

Employees and Human Capital

As of December 31, 2022, we had 25 full-time employees and 7 full-time or part-time consultants providing services to us. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize DCCR, which would materially harm our business. We have been in discussions with the FDA regarding the clinical data necessary to support the submission of a new drug application (NDA) seeking approval to market DCCR for the treatment of PWS, after our Phase 3 clinical trial, DESTINY PWS (C601) trial failed to demonstrate statistical significance on the primary efficacy endpoints. As part of the ongoing discussions with the FDA, we have provided the agency with the clinical study report for the C601 clinical trial and available data from our long-term, open-label extension study (C602) to allow FDA to further assess if those data may provide adequate evidence of safety and efficacy to permit us to submit a 505(b)(2) NDA for the product candidate. As we previously disclosed, the FDA has indicated that additional controlled data willl be necessary to support our planned NDA and we have commenced a randomized withdrawal period to Study C602 to obtain additional controlled data. Furthermore, we cannot be certain that the FDA will agree that these additional data, once reviewed by FDA, are sufficient for the agency to determine that we have demonstrated substantial evidence that DCCR is safe and effective for the treatment of PWS.

Complying with any additional requests for information from the FDA or MHRA will be time-consuming, expensive, and delay or prevent our ability to continue to study and develop DCCR, or may result in a change in our regulatory strategy such as pursuing a narrower indication of use. If we are unable to adequately address any previous or further recommendations, concerns, requests, or objections in a manner satisfactory to the FDA, as applicable, in a timely manner, or at all, we could be delayed or prevented from seeking approval of DCCR for any intended use.

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

We have not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through December 31, 2022, have generated no revenue from operations. We had a net loss of $24.1 million during the year ended December 31, 2022 and an accumulated deficit of $237.4 million at December 31, 2022 as a result of having incurred losses since our inception. We had $14.6 million in cash and cash equivalents and $8.3 million of working capital at December 31, 2022, used $20.8 million of cash in operating activities during the year ended December 31, 2022 and expect to continue incurring losses for the foreseeable future. These matters raise substantial doubt about our ability to continue as a going concern.

We intend to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including ongoing expenses related to resources being deployed to manage participants in our current ongoing clinical trial of DCCR and other activities necessary to support the submission of an NDA to the FDA. In December 2022, we entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants and the common stock issuable upon the exercise thereof. The receipt of these funds is contingent upon future performance of the Company.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. We maintain our operating account at Silicon Valley Bank (SVB) and therefore those amounts held in excess of the FDIC insurance limit were at risk during the recent uncertainty about the viability of SVB. However, with the FDIC taking control of SVB on March 10, 2023, and the Federal Reserve announcing that account holders would be made whole this recent uncertainty has been resolved and we do not view the ongoing risk as material to our financial condition. However, as the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

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
•
the design, timing and outcomes of clinical studies;
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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our officers all have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not currently maintain “key person” life insurance on any of our employees.

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

We may enter into distribution or commercialization agreements with third parties with respect to our products. Our likely collaborators for any distribution, marketing, licensing or other collaboration arrangements include large and mid-size companies, regional and national companies, and distribution or group purchasing organizations. We will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

As of December 31, 2022, we had 25 employees and 7 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

•
the results of our clinical trials and our ability to obtain regulatory approval of DCCR in Prader Willi Syndrome;
•
our clinical trials and our ability to obtain regulatory approval for DCCR;
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

As of March 9, 2023, there were 40 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Business Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is Diazoxide Choline Extended-Release tablets (DCCR), a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.). DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who completed treatment in DESTINY PWS are eligible to receive DCCR in C602, an open-label extension study. Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints.

In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In September 2021, we announced interim results from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to natural history of PWS from the PATH for PWS Study (PfPWS) over a one year treatment period. The PfPWS study is an ongoing study sponsored by the Foundation for Prader-Willi Research (FPWR) to advance the understanding of the natural history in individuals with PWS. We submitted the data in the fourth quarter 2021.

In January 2022, we submitted a proposal to add a randomized withdrawal period to Study C602 in order to obtain additional controlled data requested by the FDA to support a New Drug Application (NDA) submission for DCCR. The randomized withdrawal (RW) period of Study C602 is a multi-center, randomized, double-blind, placebo-controlled study of DCCR in approximately 80 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consists only of patients currently enrolled in Study C602 and will not enroll any new patients. In October 2022, we announced the initiation of the RW period for Study C602. The FDA has acknowledged that data from the study has the potential to support an NDA submission for DCCR.

As of December 31, 2022, we had an accumulated deficit of $237.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. As of December 31, 2022, we had cash and cash equivalents of $14.6 million.

Financial overview

Summary

We have not generated net income from operations to date, and at December 31, 2022 we had an accumulated deficit of $237.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutics products for the treatment of rare diseases. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Revenue recognition

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expenses

Research and development expenses consist primarily of expenses incurred by contract research organizations (CROs) associated with our clinical trials, contract manufacturing organizations (CMOs) associated with the manufacture of our drug product, employee related expenses, including salaries and benefits, and professional consultant costs. These expenses will vary with the cadence and success of our product candidate progressing from clinical to commercial stage.

General and administrative expenses

General and administrative expenses consist principally of salaries and benefits, professional fees for legal, consulting, audit and tax services, insurance, rent, pre-commercial activities, and other general operating expenses not otherwise included in research and development. We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure, an increase in pre-commercial activities, other administrative expenses, and increased professional fees associated with being a public reporting company.

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

Other income, net

Other income, net is comprised of the change in the fair value of the 2018 PIPE common stock warrant liabilities, and interest income.

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

2018 PIPE Warrants

We account for the 2018 PIPE Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. The 2018 PIPE Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. The 2018 PIPE Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within our sole control as the issuer of these warrants. Accordingly, the 2018 PIPE Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black-Scholes option-pricing model, which approximates the binomial lattice model.

We classified the 2018 PIPE Warrants at their fair value and re-measure them at each balance sheet date until they are exercised or expire. Any changes in the fair value are recognized as Other income (expense) in the consolidated statements of operations.

Research and development expenses

Research and development expenses are charged to operations as incurred. Research and development expenses consist primarily of salaries, benefits, bonus, share-based compensation, consultant fees, certain facility costs and other costs associated with clinical trials. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and other vendors. Invoicing from third-party contractors for services performed can often occur several months later. We accrue the costs incurred for clinical trial activities as measured by patient progression and the timing of various aspects of the trial. For other services, we accrue the costs in connection with third-party contractor activities based on our estimate of fees and costs associate with the contract that were rendered during the period and they are expensed as incurred.

Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are expensed to research and development costs when incurred.

Stock-based compensation expense

Stock-based compensation expense related to stock options and restricted stock units granted to employees, nonemployees and directors are measured at the date of grant based on the estimated fair value of the award. For restricted stock units this fair value is based on our common stock price on the grant date. We estimate the grant date fair value of stock options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period for service-based awards. For performance-based awards the requisite service period is the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•
Expected volatility: We calculated the estimated volatility rate for stock options granted based on the volatility of our common stock for a historical period equal to the expected life of the stock options.
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

Contingent consideration

Contingent consideration elements of a business combination are recorded in accordance with ASC 805 which provides that, when contingent consideration terms provide for future payment obligations, the obligation is measured at its fair value on the acquisition date, and the subsequent increase or decrease of the value of the estimated amounts of contingent consideration to be paid is be recognized as expense or income, respectively, in the consolidated statements of operations.

Our agreement to pay the former Essentialis stockholders for achieving certain commercial milestones resulted in the recognition of contingent consideration, which was recorded at the inception of the transaction, and subsequent changes to estimate the amount of contingent consideration to be paid is recognized as expenses or income in the consolidated statements of operations. The fair value of the contingent consideration is based on our analysis of the likelihood of the drug indication moving from Phase 3 through approval by the FDA and then reaching the cumulative revenue milestones.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We account for warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. We classify common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We classify any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions, as either an asset or a liability. We assess classification of freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required. We determined that certain freestanding derivatives, which principally consist of the 2018 PIPE Warrants, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within our sole control or variable settlement provision that cause them to not be indexed to our stock.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Increase (decrease)
	2022	2021	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$15,265	$21,453	$(6,188)	(29%)
General and administrative	9,844	10,806	(962)	(9%)
Change in fair value of contingent consideration	(712)	(731)	19	3%
Total operating expenses	24,397	31,528	(7,131)	(23%)
Operating loss	(24,397)	(31,528)	7,131	(23%)
Other income, net
Change in fair value of warrant liability	30	508	(478)	(94%)
Interest income	300	110	190	173%
Total other income, net	330	618	(288)	(47%)
Net loss	$(24,067)	$(30,910)	$6,843	(22%)

Revenue

We have not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through December 31, 2022, have generated no revenue.

Research and development expenses

Research and development expenses were $15.3 million for the year ended December 31, 2022, a decrease of $6.2 million from $21.5 million in 2021. The decrease is primarily due to decreased spending in clinical trials and manufacturing efforts as we awaited FDA guidance on a path forward to obtaining additional controlled clinical data that might support an NDA submission.

General and administrative expenses

General and administrative expenses were $9.8 million for the year ended December 31, 2022, a decrease of $1.0 million from $10.8 million in 2021. The decrease was primarily related to higher stock-based compensation expense and higher professional and consulting expenses in 2021, and these costs did not recur in 2022. These decreases were partially offset by salary and benefits increase associated with increase in headcount.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $8.8 million as of December 31, 2022, a $0.7 million decrease from the estimate as of December 31, 2021.

In December 2021, in connection with the dissolution of two of the former Essentialis stockholders, we signed an agreement which assigned the right, title and interest to all future earnout payments to the Company. As a result of the assignment, the maximum cash earnout payments decreased from the original $30.0 million to $21.2 million, which resulted in a $4.0 million decrease to the fair value of the contingent consideration liability. This decrease was largely offset by a $3.2 million increase in the fair value of the contingent consideration attributable to an increase in the probability and an acceleration of the expected timeline of achieving the commercial sales milestones based on recent interactions with the FDA.

Other income, net

We had other income, net of $0.3 million, a decrease of $0.3 million from $0.6 million in 2021. The change in fair value of the 2018 Pipe Warrants during 2022 was $0.5 million less than in 2021, partially offset by $0.2 million higher interest income during 2022 compared to 2021.

Liquidity and Capital Resources

We had a net loss of $24.1 million during 2022 and an accumulated deficit of $237.4 million at December 31, 2022 as a result of having incurred losses since our inception. We had $14.6 million in cash and cash equivalents and $8.3 million of working capital at December 31, 2022, and used $20.8 million of cash in operating activities during 2022. We have financed our operations principally through issuances of equity securities. As of December 31, 2022, we had lease obligations totaling $0.2 million to be paid through 2023, consisting of an operating lease for office space in Redwood City, California. In July 2021, we announced that we were implementing an “at-the-market” (ATM) offering for up to $25.0 million. As of December 31, 2022, we have sold 104,793 shares of common stock through the ATM, totaling $0.3 million in net proceeds. In March 2022, we completed a public offering of shares of our common stock and pre-funded warrants and raised $13.8 million in net proceeds. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock. In December 2022, we entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants and the common stock issuable upon the exercise thereof. The receipt of these funds is contingent upon future performance of the Company.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(20,781)	$(27,770)
Net cash used in investing activities	(13)	(22)
Net cash (used in) provided by financing activities	14,092	(128)
Net decrease in cash and cash equivalents	$(6,702)	$(27,920)

Cash used in operating activities

During 2022, operating activities used net cash of $20.8 million, which was primarily due to the loss of $24.1 million which included non-cash income of $0.7 million for the change in fair value of contingent consideration, adjusted for non-cash expense of $2.5 million of stock-based compensation expense, $2.0 million of depreciation and amortization, and $0.3 million of non-cash lease expense. Additionally, there was a $0.8 million net increase usage of cash during 2022 due to changes in operating assets and liabilities.

During 2021, operating activities used net cash of $27.8 million, which was primarily due to the loss of $30.9 million which included non-cash income of $1.2 million for the change in fair value of common stock warrants and contingent consideration, adjusted for non-cash expense of $2.0 million for depreciation and amortization, $3.3 million of stock-based compensation expense, and $0.3 million for non-cash lease expense. Additionally, there was a $1.2 million net increase usage of cash during 2021 due to changes in operating assets and liabilities.

Cash used in investing activities

There was minimal cash used during 2022 and 2021 for the costs of acquiring property and equipment.

Cash provided by financing activities

During 2022, we received $13.8 million of net cash proceeds from the sale of 2,666,666 shares of our common stock, and for certain investors, in lieu of common stock, pre-funded warrants to purchase 1,333,333 shares of common stock. Each share of common stock or pre-funded warrant was sold together with one, immediately exercisable common warrant with an exercise price of $4.50 per share. As of December 31, 2022, all offering costs have been paid. We also received $0.3 million of net cash proceeds from the sale of 104,793 shares of common stock through the ATM. The net proceeds amount was slightly offset by payments for the taxes from net share-settled vesting of restricted stock.

As of December 31, 2022, we had cash and cash equivalents of $14.6 million.

Although the Company entered into a Securities Purchase Agreement in December 2022 for up to $60.0 million in potential gross proceeds to the Company, the funds are contingent upon future performance and therefore may not materialize. Consequently, we believe that we do not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital to pursue our therapeutic product development initiatives. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this report.

We are obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of our merger agreement with Essentialis.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Guidance Update

Recently Issued Accounting Guidance

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by us as of the specified effective date (see Note 3).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $14.6 million at December 31, 2022. This balance was invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Soleno Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Soleno Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soleno Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

How We Addressed the Matter in Our Audit

To evaluate the accrual for clinical expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions including, but not limited to, subject visit dates and costs per subject visit, that are used by management to estimate the recorded accruals. To assess the reasonableness of the significant assumptions, we obtained an understanding the Company’s estimation process relating to accrual for clinical trial costs, corroborated the progress of clinical trials with the Company’s clinical team and obtained invoices directly from third parties related to active patient sites, currently enrolled patients, and subject visit dates. We also tested a sample of subsequent payments to assess the impact to the accrual through the balance sheet date and compared that to the Company’s estimates.

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

How We Addressed the Matter in Our Audit

To evaluate the estimated fair value of the contingent consideration liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, evaluating the methodology used, and testing the significant assumptions discussed above used by the Company in its analysis. We involved our valuation specialists to assist in the evaluation of the significant assumptions and methodology used by the Company. Our valuation specialists recalculated the work performed by the Company to ensure that recorded amount was accurate. We also compared the significant assumptions to current industry, market and economic trends.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

San Francisco, CA

March 22, 2023

Soleno Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$14,602	$21,304
Prepaid expenses and other current assets	1,045	1,118
Total current assets	15,647	22,422
Long-term assets
Property and equipment, net	26	33
Operating lease right-of-use assets	131	421
Intangible assets, net	10,693	12,637
Other long-term assets	—	40
Total assets	$26,497	$35,553
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable, net	$1,777	$3,254
Accrued compensation	1,675	728
Accrued clinical trial site costs	3,222	3,420
Operating lease liabilities	155	282
Other current liabilities	484	323
Total current liabilities	7,313	8,007
Long-term liabilities
2018 PIPE Warrant liability	1	31
Contingent liability for Essentialis purchase price	8,835	9,547
Long-term lease liabilities	—	175
Total liabilities	16,149	17,760
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,159,382 and 5,324,287 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	8	80
Additional paid-in-capital	247,762	231,068
Accumulated deficit	(237,422)	(213,355)
Total stockholders’ equity (deficit)	10,348	17,793
Total liabilities and stockholders’ equity (deficit)	$26,497	$35,553

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021
Operating expenses
Research and development	$15,265	$21,453
General and administrative	9,844	10,806
Change in fair value of contingent consideration	(712)	(731)
Total operating expenses	24,397	31,528
Operating loss	(24,397)	(31,528)
Other income, net
Change in fair value of warrant liability	30	508
Interest income	300	110
Total other income, net	330	618
Net loss	$(24,067)	$(30,910)
Net loss per common share, basic and diluted	$(2.87)	$(5.81)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	8,397,088	5,318,022

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2020	5,307,713	$5	$227,987	$(182,445)	$45,547
Stock-based compensation		—	3,276	—	3,276
Issuance of restricted stock units under equity incentive plan	20,513	—	—	—	—
Tax withholding payments for net share-settled equity awards	(3,938)	—	(120)	—	(120)
Net loss		—	—	(30,910)	(30,910)
Balances at December 31, 2021	5,324,287	$5	$231,143	$(213,355)	$17,793
Stock-based compensation	—	—	2,530	—	2,530
Issuance of restricted stock units under equity incentive plan	18,650	—	—	—	—
Tax withholding payments for net share-settled equity awards	(3,683)	—	(16)	—	(16)
Sale of common stock in public offering, net of issuance costs of $701	2,666,667	3	9,324	—	9,327
Sale of pre-funded warrants in public offering, net of issuance costs of $333	-	—	4,439	—	4,439
Sale of common stock, net of issuance costs of $10	104,773	—	342	—	342
Exercise of common stock warrants	48,688	—	—	—	—
Net loss	—	—	—	(24,067)	(24,067)
Balances at December 31, 2022	8,159,382	$8	$247,762	$(237,422)	$10,348

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,067)	$(30,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,964	1,963
Noncash lease expense	290	288
Stock-based compensation expense	2,530	3,276
Change in fair value of common stock warrants	(30)	(508)
Change in fair value of contingent consideration	(712)	(731)
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	113	(139)
Accounts payable	(1,477)	(235)
Accrued compensation	947	(277)
Accrued clinical trial site costs	(198)	(369)
Operating lease liabilities	(302)	(263)
Other liabilities	161	135
Net cash used in operating activities	(20,781)	(27,770)
Cash flows from investing activities:
Purchases of property and equipment	(13)	(22)
Net cash used in investing activities	(13)	(22)
Cash flows from financing activities:
Gross proceeds from sale of common stock and common stock warrants	15,152	—
Payment of issuance costs	(1,044)
Tax withholding payments for net share-settled equity awards	(16)	(120)
Principal paid on finance lease liabilities	—	(8)
Net cash (used in) provided by financing activities	14,092	(128)
Net decrease in cash and cash equivalents	(6,702)	(27,920)
Cash and cash equivalents, beginning of period	21,304	49,224
Cash and cash equivalents, end of period	$14,602	$21,304

Supplemental disclosure of non-cash investing and financing information
Right-of use assets obtained in exchange for operating lease obligations	$—	$581

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

December 31, 2022

Notes to Consolidated Financial Statements

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Its lead candidate is Diazoxide Choline Extended-Release tablets (DCCR), a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has received orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

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

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $24.1 million during 2022 and has an accumulated deficit of $237.4 million at December 31, 2022 resulting from having incurred losses since its inception. The Company had $14.6 million of cash and cash equivalents on hand at December 31, 2022 and used $20.8 million of cash in its operating activities during 2022.

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

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital to complete its clinical trials, pursue product development initiatives, obtain regulatory approval and penetrate markets for the sale of its products. In March 2022, the Company completed a public offering of its securities and raised $13.8 million in net proceeds. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. However, access to such capital resources is uncertain and not assured. In December 2022, the Company entered into a Securities Purchase Agreement for up to $60.0 million in additional funding if certain conditions are met. Due to the contingent nature of these funds, accounting principles generally accepted in the United States of America (GAAP) requires the Company to exclude them from its going concern analysis. If the Company is unable to secure additional capital, it may be required to curtail its clinical trials and development of new products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to complete its clinical trials and commercialize its products, which are critical to the realization of its business plan and the future operations of the Company.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis in accordance with GAAP, and the applicable rules and regulations of the Securities and Exchange Commission (SEC).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates in the financial statements include the valuation of deferred income tax assets, the valuation of financial instruments, stock-based compensation, accrued costs for services rendered in connection with third-party contactor clinical trial activities, and the valuation of contingent liabilities for the purchase price of assets obtained through acquisition.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at U.S. banking institutions, the majority of which are not covered by FDIC insurance. The Company maintains $1 million in its operating account at Silicon Valley Bank and subsequent to the year-end those amounts held in excess of the FDIC insurance limit were at risk as a result of SVB’s closure. On March 10, 2023, the FDIC took control of SVB, and the Federal Reserve announced that account holders would not suffer any loss on deposit balances above the FDIC insurance limit.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting, making operating decisions, and assessing financial performance. All long-lived assets are maintained in the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including its money market fund, purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held primarily in institutions in the U.S. and include deposits in a money market fund which was unrestricted as to withdrawal or use.

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

Intangible Assets

In March 2017, the Company completed the acquisition of Essentialis in accordance with the merger agreement by and between the Company and Essentialis dated December 22, 2016 (the “Merger Agreement”). The merger transaction was accounted for as an asset acquisition under the acquisition method of accounting and accordingly, the value of $22.0 million was assigned to the identifiable intangible asset relating to the patent for DCCR, which patent expires in June 2028.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which for the patent is 11 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

2018 PIPE Warrants

The Company accounts for the 2018 PIPE Warrants in accordance with the guidance in ASC 815 Derivatives and Hedging. The 2018 PIPE Warrants contain standard anti-dilution provisions for stock dividends, stock splits, subdivisions, combinations and similar types of recapitalization events. The 2018 PIPE Warrants also contain a fundamental transactions provision that permits their settlement in cash at fair value at the option of the holder upon the occurrence of a change in control. Such change in control events include tender offers or hostile takeovers, which are not within our sole control as the issuer of these warrants. Accordingly, the 2018 PIPE Warrants are considered to have a cash settlement feature that precludes their classification as equity instruments. Settlement at fair value upon the occurrence of a fundamental transaction would be computed using the Black-Scholes option-pricing model, which approximates the binomial lattice model.

The Company classified the 2018 PIPE Warrants as liabilities at their fair value and re-measures them at each balance sheet date until they are exercised or expire. Any changes in the fair value are recognized as Other income (expense) in the consolidated statements of operations.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of 2018 PIPE Warrants, do not satisfy the criteria for classification as equity instruments due to the existence of certain cash settlement features that are not within the sole control of the Company or variable settlement provision that cause them to not be indexed to the Company’s own stock.

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If the Company had made different assumptions, its stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different. These assumptions include:

•
Expected volatility: We calculated the estimated volatility rate for stock options granted based on the volatility of our common stock for a historical period equal to the expected life of the stock options.
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

Recent Accounting Standards

The Company’s management has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standard-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations and cash flows.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$1	$—	$—	$1
Essentialis purchase price contingency liability	8,835	—	—	8,835
Total liabilities	$8,836	$—	$—	$8,836

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$31	$—	$—	$31
Essentialis purchase price contingency liability	9,547	—	—	9,547
Total liabilities	$9,578	$—	$—	$9,578

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate.

Based on the terms of the completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $30.0 million to the former Essentialis stockholders. On December 28, 2021, in connection with the dissolution of two of the former Essentialis stockholders, the two former stockholders entered into an agreement with the Company which assigned the right, title and interest to all their future earnout payments to the Company. As a result of the assignment, as of December 31, 2021, and going forward, the maximum cash earnout payments are $21.2 million. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of this occurring, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, a 72% probability of achieving each milestone was determined to be reasonable for each of December 31, 2022 and December 31, 2021. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 assets and liabilities (dollars in thousands):

	2018 PIPE Warrants		Purchase Price
	Number of		Contingent
	Warrants	Liability	Liability
Balance at December 31, 2020	$34,241	539	10,278
'Change in value of 2018 PIPE Warrants	—	(508)	-
Change in value of contingent liability due to estimated future revenue milestones	—	—	3,249
'Change in value of contingent liability due to assignment of rights to Soleno	—	—	(3,980)
Balance at December 31, 2021	34,241	31	9,547
Change in value of 2018 PIPE Warrants	—	(30)	—
Change in value of contingent liability due to estimated future revenue milestones	—	—	(712)
Change in value of contingent liability due to assignment of rights to Soleno	—	—	—
Balance at December 31, 2022	$34,241	1	8,835

Note 5. Other Financial Statement Details

Property and Equipment, Net

Property and equipment are summarized in the following table (in thousands):

	December 31, 2022	December 31, 2021
Computer hardware	$72	$72
Furniture and fixtures	29	29
	101	101
Less accumulated depreciation and amortization	(75)	(68)
Total	$26	$33

Depreciation expense was approximately $20,000 and $19,000 for the years ended December 31, 2022 and December 31, 2021, respectively.

Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	December 31, 2022			December 31, 2021
	Amount	Accumulated Amortization	Net Amount	Amount	Accumulated Amortization	Net Amount
Patents and merger costs	$22,003	$(11,310)	$10,693	$22,003	$(9,366)	$12,637

Future amortization expense for intangible assets over their remaining useful lives is as follows (in thousands):

Year ending December 31	Patents and trademarks
2023	1,944
2024	1,944
2025	1,944
2026	1,944
2027 and thereafter	2,917
Total	$10,693

Amortization expense was $1.9 million for the year ended December 31, 2022 and 2021.

Note 6. Warrants

The Company has issued multiple warrant series, of which the 2018 PIPE Warrants were determined to be liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

Warrants Issued as Part of the Units in the 2018 PIPE Offering

The 2018 PIPE Warrants were issued on December 19, 2018 in the 2018 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2018 PIPE Offering, and entitle the holders to purchase 34,231 shares of the Company’s common stock at an exercise price equal to $30.00 per share, subject to adjustment as discussed below, at any time commencing upon issuance of the 2018 PIPE Warrants and terminating on December 21, 2023.

The exercise price and number of shares of common stock issuable upon exercise of the 2018 PIPE Warrants may be adjusted in certain circumstances, including in the event of a stock split, stock dividend, extraordinary dividend, or recapitalization, reorganization, merger or consolidation. However, the exercise price of the 2018 PIPE Warrants will not be reduced below $30.00.

In the event of a change of control of the Company, the holders of unexercised warrants may present their unexercised warrants to the Company, or its successor, to be purchased by the Company, or its successor, in an amount equal to the per share value determined by the Black-Scholes methodology.

Since the Company may be obligated to settle the 2018 PIPE Warrants in cash, the Company classified the 2018 PIPE Warrants as long-term liabilities at their fair value and will re-measure the warrants at each balance sheet date until they are exercised or expire. Any change in the fair value is recognized as Other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

As of December 31, 2022 and 2021, the fair value of the 2018 PIPE Warrants was estimated at approximately $1,000 and $31,000, respectively. The $30,000 and $0.5 million decrease in the fair value of the liability for the 2018 PIPE Warrants during the years ended December 31, 2022 and 2021, respectively, was recorded as Other income in the consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Black-Scholes option-pricing model. The following summarizes certain key assumptions used in estimating the fair values:

	December 31, 2022	December 31, 2021
Volatility	117%	95%
Contractual term (years)	1.0	2.0
Expected dividend yield	—%	—%
Risk-free rate	4.74%	0.72%

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates.

•
Volatility: The Company calculated the estimated volatility rate for stock options granted based on the volatility of its common stock for a historical period equal to the expected life of the stock options.
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

The Company’s operating lease ROU assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company’s consolidated balance sheet. There were no current and long-term finance lease liabilities as of December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, the Company’s short-term liabilities were equal to $0.2 million and $0.3 million, respectively, and the long-term operating lease liabilities were equal to $0.2 million as of December 31, 2021.

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Operating lease cost:
Operating lease cost	$324	$316
Variable lease cost	—	6
Short-term lease cost	29	24
Total operating lease cost	$353	$346

Finance lease cost:
Amortization of right-of-use assets	$—	$4
Interest on lease liabilities	—	—
Total finance lease cost	$—	$4

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$354	$277
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$8

The following is a schedule by year of future maturities of the Company’s operating lease liabilities as of December 31, 2022 (in thousands):

2023	159
Total lease payments	159
Less interest	(4)
Total	$155

The weighted-average remaining lease term was 0.4 as of December 31, 2022 for the operating leases, and 1.4 years as of December 31, 2021 for both the operating and finance leases. The weighted average discount rate related to the Company’s operating lease liabilities was 9% as of December 31, 2022 for the operating leases, and 9% as of December 31, 2021 for both the operating and financing leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

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

Note 9. Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock.

Securities Purchase Agreement

On December 16, 2022, the Company entered into a Securities Purchase Agreement for a private placement (“Private Placement”) with certain entities and members of management (collectively, “Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell to the Purchasers warrants to purchase up to an aggregate of 22,598,870 shares of the Company’s common stock, at a purchase price of $0.4425 per warrant. The closing of the Private Placement is expected to occur in the second quarter of 2023 (“Issue Date”), subject to the satisfaction of certain closing conditions, including the completion of enrollment in the randomized withdrawal period of Study C602, an ongoing open-label extension study of DCCR for the treatment of PWS.

The warrants are separated into two tranches with 8,598,870 Tranche A Warrants and 14,000,000 Tranche B Warrants. The Tranche A warrants are exercisable for $1.75 per share, with an aggregate exercise price of up to approximately $15.0 million, and the Tranche B warrants are exercisable for $2.50 per share, with an aggregate exercise price of up to $35.0 million. The Tranche A warrants are immediately exercisable and must be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602 and will expire if positive top-line data is not announced prior to the 3.5 year anniversary of the date of issuance. The Tranche B warrants are also immediately exercisable and expire upon the earlier of 3.5 years from the date of issuance or 30 days following receipt of U.S. Food and Drug Administration approval of DCCR for the treatment of PWS.

Underwritten Public Offering

On March 31, 2022, the Company sold 2,666,666 shares of its common stock at a public offering price of $3.75, and for certain investors, in lieu of common stock, pre-funded warrants (the 2022 pre-funded warrants) to purchase 1,333,333 shares of its common stock at a public offering price $3.60 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.15 per share exercise price for each 2022 pre-funded warrant. The 2022 pre-funded warrants are immediately exercisable and may be exercised at any time until all of the 2022 pre-funded warrants are exercised in full. Each share of common stock or 2022 pre-funded warrant was sold together with one, immediately exercisable, common warrant (the 2022 common warrants) with a five-year term to purchase one share of common stock at an exercise price of $4.50 per share. The net proceeds of the offering were $13.8 million, after deducting the underwriting discount and other offering expenses. The Company is not required under any circumstance to settle any of the 2022 pre-funded warrants or the 2022 common warrants for cash, and therefore classified both types of warrants as permanent equity.

At the Market Offering

In July 2021, the Company entered into a Controlled Equity Offering Sales Agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time in any method permitted by law deemed to be an “at the market” Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2022, we have sold 104,773 shares of common stock through the at the market program, totaling $0.3 million in net proceeds.

Other Common Stock Warrants

As of December 31, 2022, the Company had 6,804 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $365.25 and a term of 10 years expiring in November 2024. The Company also had outstanding 1,100 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $535.50 and a term of 10 years, expiring in November 2024.

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

As of December 31, 2022, a total of 16,930 shares were available for future grant under the 2014 Plan.

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

As of December 31, 2022, a total of 85,668 shares were available for future grant under the Inducement Plan.

Stock-based compensation expense

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the years ended December 31, 2022 and 2021 of $2.5 million and $3.3 million, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements during the year ended December 31, 2022 and December 31, 2021.

Stock compensation expense was allocated between departments as follows (in thousands):

	Year ended
	December 31, 2022	December 31, 2021
Research and development	$692	$734
General and administrative	1,838	2,542
Total	$2,530	$3,276

Stock Options

The Company granted options to purchase 283,919 and 230,854 of the Company’s common stock during the years ended December 31, 2022 and 2021, respectively. Of the total options granted during the year ended December 31, 2021, 47,250 were performance-based options, and no performance options were granted in 2022. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended
	December 31, 2022	December 31, 2021
Expected life (years)	5.5-6.0	5.5-6.0
Risk-free interest rate	1.7%-3.1%	0.6%-1.4%
Volatility	88%-95%	89%-108%
Dividend rate	— %	— %

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

The following table summarizes stock option and restricted stock unit transactions for the years ended December 31, 2022 and 2021 as issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at December 31, 2020	189,142	$62.63	7.62
Options granted	230,854	31.95
Options canceled/forfeited	(11,667)	28.65
Balance at December 31, 2021	408,329	$46.28	7.94
Options granted	283,919	3.56
Options canceled/forfeited	(5,674)	19.31
Balance at December 31, 2022	686,574	$28.83	7.93	$—
Options exercisable at December 31, 2022	357,573	$39.54	7.21	$—
Options vested and expected to vest at December 31, 2022	663,616	$28.67	7.93	$—

The weighted-average grant date fair value of employee options granted was $2.62 and $25.5 per share for the years ended December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 total unrecognized employee stock-based compensation for options that are expected to vest was $3.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

Restricted Stock Units

There were 8,965 and 11,863 restricted stock units granted by the Company during the years ended December 31, 2022 and December 31, 2021, respectively, to employees and directors. The shares granted to directors were 100% vested on the grant date and represent compensation for past board services. The shares granted to employees typically vest annually over a period of four years. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the years ended December 31, 2022 and 2021 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	38,733	$57.75
Restricted stock units granted	11,863	15.75
Restricted stock units vested	(21,546)	34.65
Outstanding at December 31, 2021	29,050	$57.75
Restricted stock units granted	8,965	5.33
Restricted stock units vested	(18,646)	32.55
Restricted stock units cancelled/forfeited	(301)	57.85
Outstanding at December 31, 2022	19,068	$57.75

The weighted-average grant-date fair value of all restricted stock units granted was $5.33 and $15.68 per share during the year ended December 31, 2022 and 2021, respectively. The fair value of all restricted stock units vested during the year ended December 31, 2022 and 2021 was $0.1 million and $0.3 million, respectively. At December 31, 2022 total unrecognized employee stock-based compensation related to restricted stock units was $0.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 1.1 years.

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

As of December 31, 2022, there were no purchases by employees under this plan.

Note 10. Income Taxes

The geographical distribution of loss before income taxes are summarized below (in thousands):

	December 31,
	2022	2021
United States	$(24,173)	$(30,453)
Foreign	106	(457)
Loss before income taxes	$(24,067)	$(30,910)

The provision for income tax benefit differs from the amount estimated by applying the statutory federal income tax rate to the operating loss due to the following (in thousands):

	December 31,
	2022	2021
Tax (benefit) on the loss before income tax expense computed at the federal statutory rate	$(5,055)	$(6,501)
State tax (benefit) at statutory rate, net of federal benefit	(527)	(2,342)
Foreign rate differential	-	12
Change in valuation allowance	5,702	8,711
Change in research and development credits	(652)	(364)
Stock based compensation	(734)	52
Change in fair value of warrants	(6)	(107)
Change in fair value of contingent consideration	(150)	(153)
Change in net operating loss true up	739	712
Change in capital losses	405	—
Change in state rates	375	—
Other	(97)	(20)
Provision for income tax benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Non-current deferred tax assets:
Federal and state net operating loss carryforwards	$49,024	$48,542
Research and other credits	4,146	3,312
Capitalized research and development	2,828	—
Reserves and accruals	547	573
Fixed assets	44	59
Capital loss carryover	555	1,115
Stock based compensation	2,682	1,133
Lease liability	42	133
Other deferred tax assets	72	102
Gross non-current deferred tax assets	59,940	54,969
Intangible assets	(2,888)	(3,536)
Right-of-use assets	(35)	(118)
Total non-current deferred tax liabilities	(2,923)	(3,654)
Total deferred tax assets	57,017	51,315
Valuation allowance	(57,017)	(51,315)
Net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The valuation allowance increased by $5.7 million from December 31, 2021 to December 31, 2022 primarily due to the generation of current year net operating losses, research and development credits claimed, capitalized research and developments costs, and stock-based compensation.

As of December 31, 2022, the Company had $195.0 million of federal, $110.4 million of state and $2.5 million of foreign net operating losses available to offset future taxable income. The Federal net operating loss carryforwards arising from years prior to 2018 began to expire in 2023, however post 2017 federal net operating loss carryforwards of $90.1 million may be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2028 and the foreign net operating loss carryforward can be carried forward indefinitely, if not utilized. As of December 31, 2022, the Company also had $3.9 million of federal and $2.5 million of state research and development credit carryforwards. The federal research and development credit carryforward begin to expire in 2024 and the state research and development credit can be carried forward indefinitely. Beginning in fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize such costs over a period of five or fifteen years. While it is possible that Congress may modify, defer, or repeal such provision, we have no assurance that the provision will be modified, deferred or repealed.

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

U.S. taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as of December 31, 2022, as the earnings, if any, are intended to be indefinitely reinvested.

The following tables summarize the activities of gross unrecognized tax benefits (in thousands):

	December 31,
	2022	2021
Beginning balance	$1,557	$1,323
Decrease related to prior year tax positions	—	—
Increase related to current year tax positions	379	234
Ending balance	$1,936	$1,557

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has $1.9 million of unrecognized assets and liabilities related to uncertain tax positions as of December 31, 2022. Changes in the unrecognized tax benefits within the next 12 months are expected to be similar to prior years and should not significantly increase or decrease. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.

There were no unrecognized tax benefits that would impact the effective tax rate as of December 31, 2022 and December 31, 2021. As of December 31, 2022, unrecognized tax benefits of $1.9 million would be offset by a change in valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, certain state jurisdictions, United Kingdom and Ireland. In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable. In the U.S federal jurisdiction, tax years 2003 forward remain open to examination, in the state tax jurisdiction, years 2008 forward remain open to examination and in the foreign jurisdiction, years 2015 forward remain open to examination. The Company is currently not under audit by any federal, state, local or foreign jurisdiction.

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive potential common shares that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded. Potential common shares that are issuable for little or no cash consideration at issuance, such as the Company’s pre-funded warrants issued in March 2022, are considered outstanding common shares and are included in the calculation of basic and diluted net loss per share in accordance with ASC 260 Earnings Per Share. The Company applies the two-class method to calculate basic and diluted net loss per share as the 2022 common warrants issued in March 2022 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the 2022 common warrants issued in March 2022 do not participate in losses. For the years ended December 31, 2022 and 2021, the effect of issuing the potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of December 31,
	2022	2021
Warrants issued to 2010/2012 convertible note holders to purchase common stock	6,804	6,804
Options to purchase common stock	686,574	408,370
Outstanding restricted stock units	19,068	29,050
Warrants issued to underwriter to purchase common stock	1,100	1,100
2018 PIPE warrants	34,241	34,241
2022 common warrants	4,000,000	-
Total	4,747,787	479,565

Note 12. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no matching contributions during the year ended December 31, 2022 and 2021.

Note 13. Subsequent Events

The Company has evaluated its subsequent events from December 31, 2022 through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
2.
Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.
3.
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated as of July 18, 2017, and between Soleno Therapeutics, Inc., a Delaware corporation, and NeoForce Holdings, Inc. a Delaware corporation	8-K	July 24, 2017	2.1

2.2	Joint Venture Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

2.3	PRC IP Purchase Agreement, dated as of December 4, 2017, by and between OptAsia Healthcare Limited and Capnia, Inc.	8-K	December 8, 2017	2.2

2.4	Transition Services Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., a Delaware corporation, Capnia, Inc. and OptAsia Healthcare, Ltd., a Hong Kong company	8-K	December 8, 2017	2.3

3.1	Amended and Restated Certificate of Incorporation of Soleno Therapeutics, Inc.	S-1/A	August 7, 2014	3.2

3.2	Amended and Restated Bylaws of Soleno Therapeutics, Inc.	S-1/A	July 1, 2014	3.4

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	July 6, 2016	3.1

3.5	Certificate of Amendment	8-K	May 11, 2017	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	October 6, 2017	3.1

3.7	Certificate of Amendment to the Certificate of Incorporation	8-K	August 25, 2022	3.1

4.1	Form of the Registrant's common stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Soleno Therapeutics, Inc. and certain holders of the Soleno Therapeutics, Inc.’s capital stock named therein.	S-1/A	July 1, 2014	4.2

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.3	Form of Series A Warrant Agreement.	S-1/A	August 5, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	August 5, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	August 5, 2014	4.5

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Soleno Therapeutics, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

4.16	Form of unit certificate.	S-1/A	August 5, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	November 4, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	November 4, 2014	4.18

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2

4.23	Form of Series D common stock Warrant Certificate.	8-K	October 15, 2015	4.3

4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4

4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1

4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2

4.27	Form of Common Stock Purchase Warrant	8-K	December 13, 2017	4.1

4.28	Form of Common Stock Purchase Warrant	8-K	December 19, 2018	4.1

4.29	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	March 4, 2020	4.29

4.30	Form of Pre-Funded Warrant To Purchase Common Stock.	8-K	March 30, 2022	4.1

4.31	Form of Common Warrant To Purchase Common Stock.	8-K	March 30, 2022	4.2

4.32	Form of Tranche A Warrant to Purchase Common Stock	8-K	December 19, 2022	10.2

4.33	Form of Tranche B Warrant to Purchase Common Stock	8-K	December 19, 2022	10.3

9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1

9.20	Form of Voting Agreement.	8-K	July 6, 2016	9.1

9.30	Form of Voting Agreement.	8-K	December 27, 2016	10.1

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Soleno Therapeutics, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Soleno Therapeutics, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Soleno Therapeutics, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

10.9	Offer Letter, dated April 17, 2014, by and between Soleno Therapeutics, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Soleno Therapeutics, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

10.19	Sublease, dated May 20, 2014, by and among Soleno Therapeutics, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Soleno Therapeutics, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

10.21	Loan Agreement by and between Soleno Therapeutics, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement.	8-K	March 5, 2015	10.1

10.25	Advisory Agreement by and between Soleno Therapeutics, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2015	10.25

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1

10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2

10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1

10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1

10.30	Engagement Letter dated September 17, 2015, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1

10.31	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

10.32	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2

10.33	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3

10.34	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.33

10.35	Transfer and Distribution Agreement: United States: by and between Soleno Therapeutics, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1

10.36	Engagement Letter dated June 26, 2016, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1

10.37	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1

10.38	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2

10.39	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 20, 2016	10.39

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.40	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Soleno Therapeutics, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Soleno Therapeutics, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.1

10.41	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.51

10.42	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.52

10.43	Stock Purchase Agreement made by and between the Company and NeoForce Holdings, Inc. a Delaware corporation dated July 18, 2017	8-K	July 24, 2017	2.1

10.44	Joint Venture Agreement dated as of December 4, 2017 by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

10.45	Securities Purchase Agreement, dated as of December 11, 2017	8-K	December 13, 2017	10.1

10.46	Confidential Consulting Agreement, dated September 5, 2017 by and between FLG Partners, LLC and the Company	8-K	June 4, 2018	10.1

10.47	Securities Purchase Agreement, dated as of December 19, 2018	8-K	December 19, 2018	10.1

10.48	Employment Agreement with Kristen Yen	S-1	March 29, 2019	10.48

10.49	Underwriting Agreement, dated as of June 24, 2020, by and between the Company and Guggenheim Securities, LLC dated June 24, 2020	8-K	June 26, 2020	1.1

10.50	2020 Inducement Equity Incentive Plan, as amended, and form of option agreement thereunuder	8-K	October 2, 2020	10.1

10.51	Employment Agreement by and between the Company and James Mackaness, dated as of November 11, 2020	8-K	November 13, 2020	10.1

10.52	Amendment to Employment Agreement by and between the Company and James Mackaness, dated as of January 8, 2021	8-K	January 13, 2021	10.1

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.53	Amendment to Employment Agreement by and between the Company and Kristen Yen, dated as of January 8, 2021	8-K	January 13, 2021	10.2

10.54	Amendment to Employment Agreement by and between the Company and Patricia Hirano, dated as of January 8, 2021	8-K	January 13, 2021	10.3

10.55	Lease agreement between the Company and Hudson Towers at Shore Center, LLC dated April 16, 2021	10-Q	May 5, 2021	10.55

10.56	Securities Purchase Agreement dated December 16, 2022	8-K	December 19, 2022	10.1

21.1	Subsidiaries				X

23.1	Consent of Marcum LLP				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soleno Therapeutics, Inc.

Date: March 22, 2023	By:	/S/ ANISH BHATNAGAR
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

Signature	Title	Date

/S/ ANISH BHATNAGAR Anish Bhatnagar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2023

/S/ JAMES MACKANESS James Mackaness	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2023

/S/ ERNEST MARIO Ernest Mario	Chairman	March 22, 2023

/S/ ANDREW SINCLAIR Andrew Sinclair	Director	March 22, 2023

/S/ WILLIAM G. HARRIS William G. Harris	Director	March 22, 2023

/S/ GWEN MELINCOFF Gwen Melincoff	Director	March 22, 2023

/S/ BIRGITTE VOLCK Birgitte Volck	Director	March 22, 2023