Form 10-Q
period 2023-03-31
SOLENO THERAPEUTICS INC
filed 2023-05-09
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 4, 2023, there were 8,168,788 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$7,874	$14,602
Prepaid expenses and other current assets	1,253	1,045
Total current assets	9,127	15,647
Long-term assets
Property and equipment, net	22	26
Operating lease right-of-use assets	53	131
Intangible assets, net	10,207	10,693
Other long-term assets	126	-
Total assets	$19,535	$26,497
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,778	$1,777
Accrued compensation	721	1,675
Accrued clinical trial site costs	3,531	3,222
Operating lease liabilities	39	155
Other current liabilities	692	484
Total current liabilities	7,761	7,313
Long-term liabilities
2018 PIPE Warrant liability	1	1
Contingent liability for Essentialis purchase price	9,134	8,835
Total liabilities	16,896	16,149
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,168,788 and 8,159,382 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Additional paid-in-capital	248,393	247,762
Accumulated deficit	(245,778)	(237,422)
Accumulated other comprehensive income	16	-
Total stockholders’ equity	2,639	10,348
Total liabilities and stockholders’ equity	$19,535	$26,497

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$5,316	$3,988
General and administrative	2,854	2,643
Change in fair value of contingent consideration	299	(858)
Total operating expenses	8,469	5,773
Operating loss	(8,469)	(5,773)
Other income
Change in fair value of warrants liabilities	-	27
Interest income	113	22
Total other income	113	49
Net loss	$(8,356)	$(5,724)

Other comprehensive income (loss)
Foreign currency translation adjustment	16	(2)
Total comprehensive loss	$(8,340)	$(5,726)

Net loss per common share, basic and diluted	$(0.88)	$(1.07)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	9,447,350	5,334,712

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at January 1, 2023	8,159,382	$8	$247,762	$(237,422)	$-	$10,348
Stock-based compensation	-	-	495	-	-	495
Issuance of restricted stock units under equity incentive plan	9,534	-	136	-	-	136
Tax withholding payments for net share-settled equity awards	(128)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	16	16
Net loss	-	-	-	(8,356)	-	(8,356)
Balances at March 31, 2023	8,168,788	8	248,393	(245,778)	16	2,639

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at January 1, 2022	5,324,287	$5	$231,143	$(213,355)	$-	$17,793
Stock-based compensation	-	-	464	-	-	464
Issuance of restricted stock units under equity incentive plan	18,650	-	180	-	-	180
Tax withholding payments for net share-settled equity awards	(3,683)	-	(16)	-	-	(16)
Sale of common stock and pre-funded warrants in public offering, net of costs of $1,034	2,666,667	3	13,763	-	-	13,766
Foreign currency translation adjustment	-	-	-	-	(2)	(2)
Net loss	-	-	-	(5,724)	-	(5,724)
Balances at March 31, 2022	8,005,921	8	245,534	(219,079)	(2)	26,461

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,356)	$(5,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	490	492
Non-cash lease expense	78	71
Stock-based compensation expense	631	644
Change in fair value of stock warrants	-	(27)
Change in fair value of contingent consideration	299	(858)
Other non-cash reconciling items	16	(2)
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(334)	114
Accounts payable	1,001	(1,046)
Accrued compensation	(954)	(130)
Accrued clinical trial site costs	309	101
Operating lease liabilities	(116)	(34)
Other liabilities	208	37
Net cash used in operating activities	(6,728)	(6,362)
Cash flows from investing activities	-	-
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants, net of costs	-	14,048
Tax withholding payments for net share-settled equity awards	-	(16)
Net cash provided by financing activities	-	14,032
Net (decrease) increase in cash and cash equivalents	(6,728)	7,670
Cash and cash equivalents, beginning of period	14,602	21,304
Cash and cash equivalents, end of period	$7,874	$28,974

Supplemental disclosure of non-cash financing information
Unpaid costs for issuing common stock and pre-funded warrants	$-	$282

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

March 31, 2023

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Its lead candidate is Diazoxide Choline (DCCR) Extended-Release tablets, a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has received orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

The Company incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. It initially established its operations as Capnia, a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs. During 2017, the Company merged with Essentialis, Inc (Essentialis) and subsequently received stockholder approval to amend its Amended and Restated Certificate of Incorporation to change its name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.”. Essentialis was a privately held clinical-stage company focused on the development of breakthrough medicines for the treatment of rare diseases where there is increased mortality and risk of cardiovascular and endocrine complications. After the merger, the Company’s primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and the Company divested all prior business efforts.

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $8.4 million during the three months ended March 31, 2023 and has an accumulated deficit of $245.8 million at March 31, 2023 resulting from having incurred losses since its inception. The Company had $7.9 million of cash and cash equivalents on hand at March 31, 2023 and used $6.7 million of cash in its operating activities during the three months ended March 31, 2023.

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

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital to complete its clinical trials, pursue product development initiatives, obtain regulatory approval and penetrate markets for the sale of its products. In December 2022, the Company entered into a Securities Purchase Agreement for up to $60.0 million in additional funding if certain conditions are met. We completed the closing of the sale and issuance of the warrants for $10.0 million in May 2023. The receipt of up to $50.0 million is contingent upon the exercise of the warrants and the future performance of the Company. As the remaining funds are contingent, under accounting principles generally accepted in the United States of America (GAAP), management is not able to consider them available when assessing the Company's ability to operate as a going concern. Management believes that the Company will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. However, access to such capital resources is uncertain and not assured. If the Company is unable to secure additional capital, it may be required to curtail its clinical trials and development of new products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to complete its clinical trials and commercialize its products, which are critical to the realization of its business plan and the future operations of the Company.

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

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2023 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2022, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 22, 2023.

Reverse Stock Split

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

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company for the annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU effective January 1, 2023. There was no impact on the Company's financial statements upon the adoption of this ASU.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$1	$—	$—	$1
Essentialis purchase price contingency liability	9,134	—	—	9,134
Total common stock warrant and contingent consideration liability	$9,135	$—	$—	$9,135

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$1	$—	$—	$1
Essentialis purchase price contingency liability	8,835	—	—	8,835
Total common stock warrant and contingent consideration liability	$8,836	$—	$—	$8,836

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate.

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the U.S. Food and Drug Administration (FDA) as well as reaching cumulative revenue milestones. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of this occurring, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, a 72% probability of achieving each milestone was determined to be reasonable as of each of March 31, 2023 and December 31, 2022. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2023	34,241	$1	$8,835
Change in value of 2018 PIPE Warrants	—	—	—
Change in value of contingent liability	—	—	299
Balance at March 31, 2023	34,241	$1	$9,134

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2022	34,241	$31	$9,547
Change in value of 2018 PIPE Warrants	—	(27)	—
Change in value of contingent liability	—	—	(858)
Balance at March 31, 2022	34,241	$4	$8,689

Note 5. Warrants

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

As of March 31, 2023 and December 31, 2022, the fair value of the 2018 PIPE Warrants was estimated at approximately $1,000.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Black-Scholes pricing model. The following summarizes certain key assumptions used in estimating the fair value:

	March 31, 2023	December 31, 2022
Volatility	125%	117%
Contractual term (years)	0.7	1.0
Expected dividend yield	—%	—%
Risk-free rate	5.02%	4.74%

The Black-Scholes pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates:

•
Volatility: The Company calculated the estimated volatility rate based on its historical volatility over the expected life of the warrants.
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

Note 6. Commitments and Contingencies

Facility Leases

The Company’s operating lease for its headquarters facility office space in Redwood City, California began in June 2021 and expires in May 2023.

The lease was recognized at inception with a right-of-use asset equal to $0.6 million and a liability for $0.5 million. The short-term liability was equal to $39,000 and $155,000 as of March 31, 2023 and December 31, 2022, respectively. The weighted average discount rate was 9% over a remaining term of 2 months. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The components of lease expense during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost:
Operating lease cost	$81	$81
Short-term lease cost	10	5
Total operating lease cost	$91	$86

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

Securities Purchase Agreement

On December 16, 2022, the Company entered into a Securities Purchase Agreement for a private placement (“Private Placement”) with certain entities and members of management (collectively, “Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell to the Purchasers warrants to purchase up to an aggregate of 22,598,870 shares of the Company’s common stock, at a purchase price of $0.4425 per warrant. The closing of the Private Placement occurred on May 8, 2023 (the "Issue Date"), following the satisfaction of certain closing conditions, including the completion of enrollment in the randomized withdrawal period of Study C602, an ongoing open-label extension study of DCCR for the treatment of PWS.

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

Underwritten Public Offering

On March 31, 2022, the Company sold 2,666,667 shares of its common stock at a public offering price of $3.75, and for certain investors, in lieu of common stock, pre-funded warrants (the 2022 pre-funded warrants) to purchase 1,333,333 shares of its common stock at a public offering price $3.60 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.15 per share exercise price for each 2022 pre-funded warrant. The 2022 pre-funded warrants are immediately exercisable and may be exercised at any time until all 2022 pre-funded warrants are exercised in full. Each share of common stock or 2022 pre-funded warrant was sold together with one, immediately exercisable, common warrant (the 2022 common warrants) with a five-year term to purchase one share of common stock at an exercise price of $4.50 per share. The net proceeds of the offering were $13.8 million, after deducting the underwriting discount and other offering expenses. The Company is not required under any circumstance to settle any of the 2022 pre-funded warrants or the 2022 common warrants for cash, and therefore classified both types of warrants as permanent equity.

At the Market Offering

In July 2021, the Company entered into a Controlled Equity Offering Sales Agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time in any method permitted by law deemed to be an “at the market” Rule 415 under the Securities Act of 1933, as amended. As of March 31, 2023, we have sold an aggregate of 104,773 shares of common stock through the at the market program, totaling $0.3 million in net proceeds.

Other Common Stock Warrants

As of March 31, 2023, the Company had 6,804 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $365.25 and a term of 10 years expiring in November 2024. The Company also had 1,100 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $535.50 and a term of 10 years, expiring in November 2024.

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

The Board has the authority to determine to whom stock options will be granted, the number of options, the term, and the exercise price. Options are to be granted at an exercise price not less than fair value. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. The vesting period for service-based stock options is normally monthly over a period of 4 years from the vesting date. Performance-based grants have vesting contingent upon the achievement of certain performance criteria related to the Company’s commercialization of its therapeutics. The contractual term of an option is no longer than five years for ISOs for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options. The terms and conditions governing restricted stock units is at the sole discretion of the Board. On March 23, 2023, the Company filed a Registration Statement on Form S-8 which registered 238,329 shares available for grant and issuance under the 2014 Plan, all of which became available for grant and issuance under the 2014 Plan on January 1, 2023.

As of March 31, 2023, a total of 15,508 shares are available for future grant under the 2014 Plan.

Inducement Plan

The Company maintains the 2020 Inducement Equity Incentive Plan (the Inducement Plan). The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2014 Plan.

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition. On March 23, 2023, the Company filed a Registration Statement on Form S-8 which registered 500,000 shares available for issuance under the Inducement Plan, all of which became available for grant and issuance under the Inducement Plan on February 17, 2023.

As of March 31, 2023, a total of 585,668 shares are available for future grant under the Inducement Plan.

Stock-based compensation expense

The Company recognizes stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements during any of the periods presented.

Stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$182	$160
General and administrative	449	484
Total	$631	$644

Stock Options

The Company granted options to purchase 240,000 and 108,517 shares of the Company’s common stock during the three months ended March 31, 2023 and 2022, respectively. There were no performance-based options granted during the three months ended March 31, 2023 and 2022, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected life (years)	6.0	6.0
Risk-free interest rate	3.5%-4.0%	1.7%
Volatility	98%-99%	88%
Dividend rate	— %	— %

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

The following table summarizes stock option transactions for the three months ended March 31, 2023 as issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2023	686,574	$28.83	7.93
Options granted	240,000	2.37
Options exercised	—	—
Options canceled/forfeited	(249)	2.80
Balance at March 31, 2023	926,325	$21.98	8.21	$—
Options exercisable at March 31, 2023	428,551	$34.46	7.30	$—
Options vested and expected to vest at March 31, 2023	903,367	$20.61	8.28	$—

The weighted-average grant date fair value of options granted was $1.88 and $3.75 per share for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 total unrecognized employee stock-based compensation related to stock options that are likely to vest was $3.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years.

Restricted Stock Units

There were zero and 8,965 restricted stock units granted by the Company during the three months ended March 31, 2023 and 2022, respectively, to employees and directors. The restricted stock units granted to directors were 100% vested on the grant date and represent compensation for past board services. The restricted stock units granted to employees typically vest annually over a period of four years. The restricted stock units were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the three months ended March 31, 2023 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2023	19,068	$57.75
Restricted stock units granted	-	$0.00
Restricted stock units vested	(9,534)	$57.75
Restricted stock units canceled/forfeited	-	$0.00
Outstanding at March 31, 2023	9,534	$57.75

The weighted-average grant-date fair value of all restricted stock units granted during the three months ended March 31, 2023 and 2022 was zero and $5.40, respectively. The fair value of all restricted stock units vested during the three months ended March 31, 2023 and 2022 was $23,000 and $0.1 million, respectively. At March 31, 2023, total unrecognized employee stock-based compensation related to restricted stock units was $0.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 0.8 years.

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

As of March 31, 2023, there were no purchases by employees under this plan.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock actually outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in March 2022, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the 2022 common warrants issued in March 2022 do not participate in losses. For the three months ended March 31, 2023 and 2022, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are the weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:

	As of March 31,
	2023	2022
Common stock	8,166,385	5,334,712
2022 pre-funded warrants	1,280,965	-
Total	9,447,350	5,334,712

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of March 31,
	2023	2022
Warrants issued to 2010/2012 convertible note holders to purchase common stock	6,804	6,804
Options to purchase common stock	926,325	516,445
Outstanding restricted stock units	9,534	19,233
Warrants issued to underwriter to purchase common stock	1,100	1,100
2018 PIPE warrants	34,241	34,241
2022 common warrants	4,000,000	4,000,000
Total	4,978,004	4,577,823

Note 9. Subsequent Events

On April 24, 2023, the Company entered into a twenty-four month office lease extension commencing on June 1, 2023. The lease extension is for the office where the Company is currently located in Redwood City, California. The term of the new lease expires on May 31, 2025.

On May 3, 2023, the Company announced the completion of enrollment in the randomized withdrawal phase of Study 602 and on May 8, 2023, the Company received $10.0 million capital in exchange for warrants to purchase common stock under the Securities Purchase Agreement executed in December 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Business Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is Diazoxide Choline (DCCR) Extended Release tablets, a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.). DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who completed treatment in DESTINY PWS were eligible to receive DCCR in C602, an open-label extension study. Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints.

In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In September 2021, we announced interim results from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to natural history of PWS from the PATH for PWS Study (PfPWS) over a one year treatment period. The PfPWS study is an ongoing study sponsored by the Foundation for Prader-Willi Research (FPWR) to advance the understanding of the natural history in individuals with PWS. We submitted the data to the FDA in the fourth quarter 2021.

In January 2022, we submitted a proposal to add a randomized withdrawal period to Study C602 in order to obtain additional controlled data requested by the FDA to support a New Drug Application (NDA) submission for DCCR. The randomized withdrawal (RW) period of Study C602 is a multi-center, randomized, double-blind, placebo-controlled study of DCCR in approximately 80 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consists only of patients previously enrolled in Study C602 and will not enroll any new patients and we announced the initiation in October 2022 and the completion of enrollment in May 2023. The FDA has acknowledged that data from the study has the potential to support an NDA submission for DCCR.

As of March 31, 2023, we had an accumulated deficit of $245.8 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. As of March 31, 2023, we had cash and cash equivalents of $7.9 million.

On May 8, 2023, we sold warrants to purchase common stock for an aggregate of $10.0 million pursuant to the terms of the Securities Purchase Agreement dated December 16, 2022.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Increase (decrease)
	2023	2022	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$5,316	$3,988	$1,328	33%
General and administrative	2,854	2,643	211	8%
Change in fair value of contingent consideration	299	(858)	1,157	135%
Total operating expenses	8,469	5,773	2,696	47%
Operating loss	(8,469)	(5,773)	(2,696)	47%
Other income
Change in fair value of warrants liabilities	-	27	(27)	100%
Interest income	113	22	91	414%
Total other income	113	49	64	131%
Net loss	$(8,356)	$(5,724)	$(2,632)	46%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense of $5.3 million for the three months ended March 31, 2023, an increase of $1.3 million from the three months ended March 31, 2022. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC and other projects necessary to support the submission of an NDA. Clinical trial costs increased $2.2 million as we made progress enrolling patients into the RW period for Study C602, and as patients complete the study period, we are incurring costs supporting them in an open label extension. CMC costs decreased $0.9 million as certain manufacturer processes were completed in the first quarter 2022 and did not repeat in the first quarter of 2023.

General and administrative expense

General and administrative expense of $2.9 million for the three months ended March 31, 2023, an increase of $0.2 million from the three months ended March 31, 2022. The increase was mainly attributable an increase in professional services expense.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $9.1 million as of March 31, 2023, a $0.3 million increase from the estimate as of December 31, 2022. During the three months ended March 31, 2022, the estimate decreased by $0.8 million from the $9.5 million estimate as of December 31, 2021.

Other income

We had other income of approximately $113,000 in the three months ended March 31, 2023, compared to $49,000 during the three months ended March 31, 2022. The increase was primarily due to an increase in interest income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

We had a net loss of $8.4 million during the three months ended March 31, 2023 and an accumulated deficit of $245.8 million at March 31, 2023 as a result of having incurred losses since our inception. We had $7.9 million in cash and cash equivalents and $1.4 million of working capital at March 31, 2023, and used $6.7 million of cash in operating activities during the three months ended March 31, 2023. As of March 31, 2023, we had lease obligations totaling $39,000 to be paid through 2023, consisting of an operating lease for office space in Redwood City, California.

We have financed our operations principally through issuances of equity securities. In March 2022, we completed a public offering of shares of our common stock and pre-funded warrants and raised $13.8 million in net proceeds after deducting the underwriting discount and other offering expenses. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock. In addition, we have an “at-the-market” (ATM) offering for up to $25.0 million. In December 2022, we entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants and the common stock issuable upon the exercise thereof. We completed the closing of the sale and issuance of the warrants for $10.0 million in May 2023. The receipt of up to $50.0 million is contingent upon the exercise of the warrants and the future performance of the Company.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(6,728)	$(6,362)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	14,032
Net (decrease) increase in cash and cash equivalents	$(6,728)	$7,670

Cash used in operating activities

During the three months ended March 31, 2023, operating activities used net cash of $6.7 million, which was primarily due to the net loss of $8.4 million which included non-cash expense of $0.3 million related to the change in fair value of contingent consideration, adjusted for non-cash expense of $0.5 million for depreciation and amortization, $0.6 million for stock-based compensation, and $0.1 million for non-cash lease expense. Additionally, there was a $0.2 million net decrease in usage of cash during the three months ended March 31, 2023 due to changes in operating assets and liabilities.

During the three months ended March 31, 2022, operating activities used net cash of $6.4 million, which was primarily due to the net loss of $5.7 million plus non-cash income of $0.9 million for the change in fair value of common stock warrants and contingent consideration, adjusted for non-cash expense of $0.5 million for depreciation and amortization, $0.6 million for stock-based compensation, and approximately $0.1 million for non-cash lease expense. Additionally, usage of cash during the three months ended March 31, 2022 increased by $1.0 million due to changes in operating assets and liabilities.

Cash used in investing activities

During the three months ended March 31, 2023 and 2022, there were no purchases of property and equipment.

Cash provided by financing activities

During the three months ended March 31, 2023, there were no financing activities.

During the three months ended March 31, 2022, we received $14.0 million of net cash proceeds from the sale of 2,666,666 shares of our common stock, and for certain investors, in lieu of common stock, pre-funded warrants to purchase 1,333,333 shares of common stock. Each share of common stock or pre-funded warrant was sold together with one, immediately exercisable common warrant with an exercise price of $4.50 per share. The net proceeds amount was slightly offset by payments for the taxes from net share-settled vesting of restricted stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2023. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2023	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)