Form 10-Q
period 2023-06-30
SOLENO THERAPEUTICS INC
filed 2023-08-08
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 3, 2023, there were 9,992,178 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$19,368	$14,602
Prepaid expenses and other current assets	1,130	1,045
Total current assets	20,498	15,647
Long-term assets
Property and equipment, net	19	26
Operating lease right-of-use assets	541	131
Intangible assets, net	9,721	10,693
Other long-term assets	165	-
Total assets	$30,944	$26,497
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,442	$1,777
Accrued compensation	1,165	1,675
Accrued clinical trial site costs	3,466	3,222
Operating lease liabilities - current	212	155
Other current liabilities	513	484
Total current liabilities	8,798	7,313
Long-term liabilities
2018 PIPE Warrant liability	-	1
Operating lease liabilities - noncurrent	273	-
Contingent liability for Essentialis purchase price	9,447	8,835
Total liabilities	18,518	16,149
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,141,185 and 8,159,382 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	10	8
Additional paid-in-capital	266,669	247,762
Accumulated deficit	(254,253)	(237,422)
Accumulated other comprehensive income	-	-
Total stockholders’ equity	12,426	10,348
Total liabilities and stockholders’ equity	$30,944	$26,497

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$5,141	$3,696	$10,457	$7,684
General and administrative	3,169	2,467	6,023	5,110
Change in fair value of contingent consideration	313	616	612	(242)
Total operating expenses	8,623	6,779	17,092	12,552
Operating loss	(8,623)	(6,779)	(17,092)	(12,552)
Other income
Change in fair value of warrants liabilities	1	2	1	29
Interest income	147	52	260	74
Total other income	148	54	261	103
Net loss	$(8,475)	$(6,725)	$(16,831)	$(12,449)

Other comprehensive income (loss)
Foreign currency translation adjustment	(16)	1	-	(1)
Total comprehensive loss	$(8,491)	$(6,724)	$(16,831)	$(12,450)

Net loss per common share, basic and diluted	$(0.81)	$(0.72)	$(1.69)	$(1.69)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	10,423,598	9,339,254	9,938,171	7,348,045

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at January 1, 2023	8,159,382	$8	$247,762	$(237,422)	$-	$10,348
Stock-based compensation	-	-	495	-	-	495
Issuance of restricted stock units under equity incentive plan	9,534	-	136	-	-	136
Tax withholding payments for net share-settled equity awards	(128)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	16	16
Net loss	-	-	-	(8,356)	-	(8,356)
Balances at March 31, 2023	8,168,788	8	248,393	(245,778)	16	2,639
Stock-based compensation	-	-	1,204	-	-	1,204
Issuance of common stock warrants, net of issuance costs	-	-	9,973	-	-	9,973
Sale of common stock, net of costs	1,772,397	2	7,099	-	-	7,101
Foreign currency translation adjustment	-	-	-	-	(16)	(16)
Net loss	-	-	-	(8,475)	-	(8,475)
Balances at June 30, 2023	9,941,185	$10	$266,669	$(254,253)	$-	$12,426

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at January 1, 2022	5,324,287	$5	$231,143	$(213,355)	$-	$17,793
Stock-based compensation	-	-	464	-	-	464
Issuance of restricted stock units under equity incentive plan	18,650	-	180	-	-	180
Tax withholding payments for net share-settled equity awards	(3,683)	-	(16)	-	-	(16)
Sale of common stock and pre-funded warrants in public offering, net of costs of $1,034	2,666,667	3	13,763	-	-	13,766
Foreign currency translation adjustment	-	-	-	-	(2)	(2)
Net loss	-	-	-	(5,724)	-	(5,724)
Balances at March 31, 2022	8,005,921	8	245,534	(219,079)	(2)	26,461
Stock-based compensation	-	-	571	-	-	571
Foreign currency translation adjustment	-	-	-	-	1	1
Net loss	-	-	-	(6,725)	-	(6,725)
Balances at June 30, 2022	8,005,921	$8	$246,105	$(225,804)	$(1)	$20,308

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,831)	$(12,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	979	984
Non-cash lease expense	187	142
Stock-based compensation expense	1,835	1,215
Change in fair value of stock warrants	(1)	(29)
Change in fair value of contingent consideration	612	(242)
Other non-cash reconciling items	-	(1)
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(290)	334
Accounts payable	1,679	(848)
Accrued compensation	(510)	204
Accrued clinical trial site costs	244	(264)
Operating lease liabilities	(227)	(120)
Other liabilities	29	92
Net cash used in operating activities	(12,294)	(10,982)
Cash flows from investing activities
Purchases of property and equipment	-	(7)
Net cash used in investing activities	-	(7)
Cash flows from financing activities:
Proceeds from sale of common stock and common stock warrants, net of costs	17,060	-
Proceeds from sale of common stock and pre-funded warrants, net of costs	-	13,766
Tax withholding payments for net share-settled equity awards	-	(16)
Net cash provided by financing activities	17,060	13,750
Net increase in cash and cash equivalents	4,766	2,761
Cash and cash equivalents, beginning of period	14,602	21,304
Cash and cash equivalents, end of period	$19,368	$24,065

Supplemental disclosure of non-cash financing information
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$597	$-
Unpaid financing costs included in accounts payable	$14	$-

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

June 30, 2023

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Its lead candidate is DCCR (Diazoxide Choline Extended-Release) tablets, a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has received orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

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

Note 2. Going Concern and Management’s Plans

The Company had a net loss of $16.8 million during the six months ended June 30, 2023 and has an accumulated deficit of $254.3 million at June 30, 2023 resulting from having incurred losses since its inception. The Company had $19.4 million of cash and cash equivalents on hand at June 30, 2023 and used $12.3 million of cash in its operating activities during the six months ended June 30, 2023.

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

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three and six months ended June 30, 2023 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2022, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 22, 2023.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$—	$—	$—	$—
Essentialis purchase price contingency liability	9,447	—	—	9,447
Total common stock warrant and contingent consideration liability	$9,447	$—	$—	$9,447

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$1	$—	$—	$1
Essentialis purchase price contingency liability	8,835	—	—	8,835
Total common stock warrant and contingent consideration liability	$8,836	$—	$—	$8,836

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate.

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the U.S. Food and Drug Administration (FDA) as well as achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of this occurring, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, a 72% probability of achieving each milestone was determined to be reasonable as of each of June 30, 2023 and December 31, 2022. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2023	34,241	$1	$8,835
Change in value of 2018 PIPE Warrants	—	(1)	—
Change in value of contingent liability	—	—	612
Balance at June 30, 2023	34,241	$-	$9,447

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2022	34,241	$31	$9,547
Change in value of 2018 PIPE Warrants	—	(29)	—
Change in value of contingent liability	—	—	(242)
Balance at June 30, 2022	34,241	$2	$9,305

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

As of June 30, 2023 and December 31, 2022, the fair value of the 2018 PIPE Warrants was estimated at approximately $0 and $1,000, respectively.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Black-Scholes pricing model. The following summarizes certain key assumptions used in estimating the fair value:

	June 30, 2023	December 31, 2022
Volatility	91%	117%
Contractual term (years)	0.5	1.0
Expected dividend yield	—%	—%
Risk-free rate	5.51%	4.74%

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

Note 6. Commitments and Contingencies

Facility Leases

The Company’s operating lease for its headquarters facility office space in Redwood City, California began in June 2021 and expired in May 2023. In April 2023, the Company entered into a twenty-four month lease extension commencing on June 1, 2023. The term of the lease extension expires in May 2025.

The Company recorded an increase to its right-of-use asset by $0.6 million and an increase to its lease liability by $0.6 million as a result of the lease extension. The weighted average discount rate related to the Company's lease liabilities as of June 30, 2023 was 8.25% over a remaining term of 23 months. The weighted average discount rate related to the Company's lease liabilities as of December 31, 2022 was 9% over a remaining term of 5 months. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The following is a schedule by year of future maturities of the Company's operating lease liabilities as of June 30, 2023 (in thousands):

2023 (remainder of the year)	$102
2024	287
2025	143
Total lease payments	532
Less interest	(47)
Total	$485

The components of lease expense during the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost:
Operating lease cost	$78	$81	$159	$162
Short-term lease cost	11	7	21	12
Total operating lease cost	$89	$88	$180	$174

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

Securities Purchase Agreement

On December 16, 2022, the Company entered into a Securities Purchase Agreement for a private placement (Private Placement) with certain entities and members of management (collectively, Purchasers). Pursuant to the Securities Purchase Agreement, the

Company agreed to sell to the Purchasers warrants to purchase up to an aggregate of 22,598,870 shares of the Company’s common stock, at a purchase price of $0.4425 per warrant. The closing of the Private Placement occurred on May 8, 2023 (the Issue Date), following the satisfaction of certain closing conditions, including the completion of enrollment in the randomized withdrawal period of Study C602, an ongoing open-label extension study of DCCR for the treatment of PWS. The Company received gross proceeds of $10.0 million for the sale and issuance of warrants to purchase common stock.

The warrants are separated into two tranches with 8,598,870 Tranche A Warrants and 14,000,000 Tranche B Warrants. The Tranche A warrants are exercisable for $1.75 per share, with an aggregate exercise price of up to approximately $15.0 million, and the Tranche B warrants are exercisable for $2.50 per share, with an aggregate exercise price of up to $35.0 million. The Tranche A warrants are immediately exercisable and must be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602 and will expire if positive top-line data is not announced prior to the 3.5 year anniversary of the date of issuance. As of June 30, 2023, such announcement has not occurred. The Tranche B warrants are also immediately exercisable and expire upon the earlier of 3.5 years from the date of issuance or 30 days following receipt of U.S. Food and Drug Administration approval of DCCR for the treatment of PWS.

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

At the Market Offering

In July 2021, the Company entered into a Controlled Equity Offering Sales Agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time in any method permitted by law deemed to be an “at the market” Rule 415 under the Securities Act of 1933, as amended. As of June 30, 2023, the Company has sold an aggregate of 1,877,170 shares of common stock through the at the market program, totaling $7.4 million in net proceeds.

Other Common Stock Warrants

As of June 30, 2023, the Company had 6,804 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $365.25 and a term of 10 years expiring in November 2024. The Company also had 1,100 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $535.50 and a term of 10 years, expiring in November 2024.

As of June 30, 2023 and December 31, 2022, the following table summarizes the Company's outstanding common stock warrants:

	As of June 30, 2023		As of December 31, 2022
	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Expiration Date
Common stock warrants	7,904	$388.94	7,904	$388.94	November 2024
2018 PIPE warrants	34,241	$30.00	34,241	$30.00	December 2023
2022 Common warrants	4,000,000	$4.50	4,000,000	$4.50	March 2027
2022 Pre-funded warrants	1,280,965	$0.15	1,280,965	$0.15	March 2027
2023 Tranche A warrants	8,598,870	$1.75	—	$-	November 2026 (1)
2023 Tranche B warrants	14,000,000	$2.50	—	$—	November 2026 (1)
Total	27,921,980		5,323,110

(1) Subject to earlier expiration as described above.

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

On March 23, 2023, the Company filed a Registration Statement on Form S-8 which registered 238,329 shares available for grant and issuance under the 2014 Plan, all of which became available for grant and issuance under the 2014 Plan on January 1, 2023. On May 25, 2023, the stockholders approved the Amended and Restated 2014 Plan which included an increase of $1.8 million shares available for grant and issuance. As of June 30, 2023, a total of 94,190 shares are available for future grant under the 2014 Plan.

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

As of June 30, 2023, a total of 588,585 shares are available for future grant under the Inducement Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$470	$151	$652	$311
General and administrative	734	420	1,183	904
Total	$1,204	$571	$1,835	$1,215

Stock Options

The Company granted options to purchase 1,346,454 and 219,310 shares of the Company’s common stock during the three months ended June 30, 2023 and 2022, respectively, and granted options to purchase 1,586,454 and 225,854 of the Company's common stock during the six months ended June 30, 2023 and 2022, respectively. There were no performance-based options granted during the three and six months ended June 30, 2023 and 2022, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected life (years)	5.3-6.0	5.5-6.0	5.3-6.0	5.5-6.0
Risk-free interest rate	3.6%-3.9%	3.0%	3.5%-4.0%	1.7%-3.0%
Volatility	99%	90%-93%	98%-99%	88%-93%
Dividend rate	— %	— %	— %	— %

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

The following table summarizes stock option transactions for the six months ended June 30, 2023 as issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2023	686,574	$28.83	7.93
Options granted	1,586,454	4.80
Options exercised	—	—
Options canceled/forfeited	(43,012)	75.84
Balance at June 30, 2023	2,230,016	$10.83	9.11	$—
Options exercisable at June 30, 2023	545,354	$22.98	7.48	$—
Options vested and expected to vest at June 30, 2023	2,207,058	$10.60	9.15	$—

The weighted-average grant date fair value of options granted was $3.79 and $3.45 per share for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 total unrecognized employee stock-based compensation related to stock options that are likely to vest was $7.9 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.8 years.

Restricted Stock Units

There were 414,710 and zero restricted stock units granted by the Company during the three months ended June 30, 2023 and 2022, respectively, and 414,710 and 8,967 restricted stock units granted during the six months ended June 30, 2023 and 2022, respectively, to employees and directors. The restricted stock units granted to directors were 100% vested on the grant date and represent compensation for past board services. Restricted stock units granted during the current quarter were 100% vested six months from date of grant. The restricted stock units were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the six months ended June 30, 2023 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2023	19,068	$57.75
Restricted stock units granted	414,710	$5.25
Restricted stock units vested	(9,534)	$57.75
Restricted stock units canceled/forfeited	-	$0.00
Outstanding at June 30, 2023	424,244	$6.43

The weighted-average grant-date fair value of all restricted stock units granted during the six months ended June 30, 2023 and 2022 was $5.25 and $5.40, respectively. The fair value of all restricted stock units vested during the six months ended June 30, 2023 and 2022 was $23,000 and $0.1 million, respectively. At June 30, 2023, total unrecognized employee stock-based compensation related to restricted stock units was $2.1 million, which is expected to be recognized over the weighted-average remaining vesting period of 0.4 years.

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

As of June 30, 2023, there were no purchases by employees under this plan.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in March 2022, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the 2022 common warrants issued in March 2022 do not participate in losses. For the three and six months ended June 30, 2023 and 2022, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are the weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)
Common stock	9,142,633	8,005,921	8,657,206	6,677,695
2022 pre-funded warrants	1,280,965	1,333,333	1,280,965	670,350
Total	10,423,598	9,339,254	9,938,171	7,348,045

(1) The Company revised the 2022 weighted-average common shares outstanding calculation to include the 2022 pre-funded warrants. Management believes this version results in a more appropriate treatment of the pre-funded warrants in calculating the net loss per share.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of June 30,
	2023	2022
Warrants issued to 2010/2012 convertible note holders to purchase common stock	6,804	6,804
Options to purchase common stock	2,230,016	530,562
Outstanding restricted stock units	424,244	19,067
Warrants issued to underwriter to purchase common stock	1,100	1,100
2018 PIPE warrants	34,241	34,241
2022 common warrants	4,000,000	4,000,000
2023 Tranche A warrants	8,598,870	—
2023 Tranche B warrants	14,000,000	—
Total	29,295,275	4,591,774

Note 9. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2023 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events disclosure required.

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

Business Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is DCCR (Diazoxide Choline Extended Release) tablets, a once-daily oral tablet for the treatment of Prader-Willi Syndrome (PWS). DCCR has orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.). DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who completed treatment in DESTINY PWS were eligible to receive DCCR in C602, an open-label extension study. Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints.

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

In January 2022, we submitted a proposal to add a randomized withdrawal period to Study C602 in order to obtain additional controlled data requested by the FDA to support a New Drug Application (NDA) submission for DCCR. The randomized withdrawal (RW) period of Study C602 is a multi-center, randomized, double-blind, placebo-controlled study of DCCR in approximately 80 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consists only of patients previously enrolled in Study C602 and did not enroll any new patients. We announced the initiation of enrollment in October 2022 and the completion in May 2023. The FDA has acknowledged that data from the study has the potential to support an NDA submission for DCCR.

In May 2023, we received $10.0 million in gross proceeds from the sale and issuance of the warrants under the Securities Purchase Agreement, and we received an additional net proceeds of $7.1 million from the sale of common stock through the "at the market" (ATM) program.

As of June 30, 2023, we had cash and cash equivalents of $19.4 million. We have an accumulated deficit of $254.3 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Increase (decrease)
	2023	2022	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$5,141	$3,696	$1,445	39%
General and administrative	3,169	2,467	702	28%
Change in fair value of contingent consideration	313	616	(303)	49%
Total operating expenses	8,623	6,779	1,844	27%
Operating loss	(8,623)	(6,779)	(1,844)	27%
Other income
Change in fair value of warrants liabilities	1	2	(1)	50%
Interest income	147	52	95	183%
Total other income	148	54	94	174%
Net loss	$(8,475)	$(6,725)	$(1,750)	26%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense was $5.1 million for the three months ended June 30, 2023, an increase of $1.4 million from the three months ended June 30, 2022. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC and other projects necessary to support the submission of an NDA. Clinical trial costs increased $1.7 million as we completed enrolling patients into the RW period for Study C602, and as patients complete the RW period, we are incurring costs supporting them in an open label extension, Study C614. CMC costs decreased $0.5 million as certain manufacturer processes were completed in the first quarter 2022 and did not repeat in the first quarter of 2023.

General and administrative expense

General and administrative expense was $3.2 million for the three months ended June 30, 2023, an increase of $0.7 million from the three months ended June 30, 2022. The increase was mainly attributable to an increase in stock-based compensation and professional services expenses.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $9.4 million as of June 30, 2023, a $0.3 million increase from the estimate as of March 31, 2023. During the three months ended June 30, 2022, the estimate increased by $0.6 million from the $8.7 million estimate as of March 31, 2022.

Other income

We had other income of approximately $148,000 in the three months ended June 30, 2023, compared to $54,000 during the three months ended June 30, 2022. The increase was primarily due to an increase in interest income during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

	Six months ended June 30,		Increase (decrease)
	2023	2022	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$10,457	7,684	$2,773	36%
General and administrative	6,023	5,110	913	18%
Change in fair value of contingent consideration	612	(242)	854	353%
Total operating expenses	17,092	12,552	4,540	36%
Operating loss	(17,092)	(12,552)	(4,540)	36%
Other income
Change in fair value of warrants liabilities	1	29	(28)	97%
Interest income	260	74	186	251%
Total other income	261	103	158	153%
Net loss	$(16,831)	$(12,449)	$(4,382)	35%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense was $10.5 million for the six months ended June 30, 2023, an increase of $2.8 million from the six months ended June 30, 2022. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC and other projects necessary to support the submission of an NDA. Clinical trial costs increased $3.8 million as we completed enrolling patients into the RW period for Study C602, and as patients complete the RW period, we are incurring costs supporting them in an open label extension, Study C614. CMC costs decreased $1.3 million as certain manufacturer processes were completed in the six months ended June 30, 2022 and did not repeat in the six months ended June 30, 2023.

General and administrative expense

General and administrative expense was $6.0 million for the six months ended June 30, 2023, an increase of $0.9 million from the six months ended June 30, 2022. The increase was mainly attributable to an increase in stock-based compensation and professional services expenses.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $9.4 million as of June 30, 2023, a $0.6 million increase from the estimate as of December 31, 2022. During the six months ended June 30, 2022, the estimate decreased by $0.2 million from the $9.1 million estimate as of December 31, 2021.

Other income

We had other income of approximately $261,000 in the six months ended June 30, 2023, compared to $103,000 during the six months ended June 30, 2022. The increase was primarily due to an increase in interest income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

We had a net loss of $16.8 million during the six months ended June 30, 2023 and an accumulated deficit of $254.3 million at June 30, 2023 as a result of having incurred losses since our inception. We had $19.4 million in cash and cash equivalents and $11.7 million of working capital at June 30, 2023, and used $12.3 million of cash in operating activities during the six months ended June 30, 2023. As of June 30, 2023, we had lease obligations totaling $485,000 to be paid through 2025, consisting of an operating lease for office space in Redwood City, California.

We have financed our operations principally through issuances of equity securities. In December 2022, we entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants and the common stock issuable upon the exercise thereof. We completed the closing of the sale and issuance of the warrants for $10.0 million in May 2023. The receipt of the remaining $50.0 million is contingent upon the exercise of the warrants and the future performance of us. In addition, we have an ATM offering for up to $25.0 million (subject to certain regulatory limitations) and during the quarter ended June 30, 2023, we received net proceeds of $7.1 million from the sale of common stock through the ATM program. In March 2022, we completed a public offering of shares of our common stock and pre-funded warrants and raised $13.8 million in net proceeds after deducting the underwriting discounts and other offering expenses. Each share of common stock or pre-funded warrant was sold together with one immediately exercisable common warrant to purchase one share of common stock.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(12,294)	$(10,982)
Net cash used in investing activities	—	(7)
Net cash provided by financing activities	17,060	13,750
Net increase in cash and cash equivalents	$4,766	$2,761

Cash used in operating activities

During the six months ended June 30, 2023, operating activities used net cash of $12.3 million, which was primarily due to the net loss of $16.8 million less non-cash expense of $0.6 million related to the change in fair value of common stock warrants and contingent consideration, $1.0 million for depreciation and amortization, $1.8 million for stock-based compensation, and $0.2 million for non-cash lease expense. Additionally, usage of cash during the six months ended June 30, 2023 decreased by $0.9 million due to changes in operating assets and liabilities.

During the six months ended June 30, 2022, operating activities used net cash of $11.0 million, which was primarily due to the net loss of $12.5 million plus non-cash income of $0.3 million for the change in fair value of common stock warrants and contingent consideration, adjusted for non-cash expense of $1.0 million for depreciation and amortization, $1.2 million for stock-based compensation, and approximately $0.1 million for non-cash lease expense. Additionally, usage of cash during the six months ended June 30, 2022 increased by $0.6 million due to changes in operating assets and liabilities.

Cash used in investing activities

During the six months ended June 30, 2023, there were no purchases of property and equipment. During the six months ended June 30, 2022, there was minimal cash used in purchasing property and equipment.

Cash provided by financing activities

During the six months ended June 30, 2023, we received $10.0 million from the sale and issuance of the warrants pursuant to the Securities Purchase Agreement. We also received net proceeds of $7.1 million from the sale of common stock through the at the market program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2023. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The issuance and sale of shares of common stock upon exercise of outstanding warrants may cause substantial dilution to existing stockholders and may also depress the market price of our common stock.

On May 8, 2023, the Company issued warrants to purchase an aggregate of 22,598,870 shares of our common stock pursuant to the Securities Purchase Agreement it entered into in December 2022. If the holders of the warrants choose to exercise the warrants, it will cause substantial dilution to the holders of our common stock. The Warrants are separated into two tranches, 8,598,970 Tranche A Warrants and 14,000,000 Tranche B Warrants. The Tranche A Warrants are exercisable for $1.75 per share, and the Tranche B Warrants are exercisable for $2.50 per share. As of July 31, 2023, the Company’s common stock closed at $5.10 per share; therefore all of these warrants are “in-the-money”. The Tranche A Warrants are immediately exercisable and must be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of the Company’s Study C602 and will expire if positive top-line data is not announced prior to the 3.5 year anniversary of the date of issuance. The Company has announced that it expects to announce top-line data in the third quarter of 2023. The Tranche B Warrants are also immediately exercisable and expire upon the earlier of 3.5 years from the date of issuance and 30 days following receipt of U.S. Food and Drug Administration approval of DCCR for the treatment of PWS.

We have registered the shares of common stock underlying the warrants. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our common stock may decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrantholders, then the value of our common stock will likely decrease.

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

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1	Amendment to lease agreement, dated April 24, 2023, by and between Soleno Therapeutics, Inc. and Hudson Towers at Shore Center, LLC				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2023	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness

Chief Financial Officer (authorized officer and principal financial and accounting officer)