Form 10-Q
period 2023-09-30
SOLENO THERAPEUTICS INC
filed 2023-11-08
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, there were 30,499,352 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$52,437	$14,602
Prepaid expenses and other current assets	1,222	1,045
Total current assets	53,659	15,647
Long-term assets
Property and equipment, net	15	26
Operating lease right-of-use assets	474	131
Intangible assets, net	9,235	10,693
Other long-term assets	165	-
Total assets	$63,548	$26,497
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,216	$1,777
Accrued compensation	1,498	1,675
Accrued clinical trial site costs	3,237	3,222
Common stock purchase liability	19,938	-
Operating lease liabilities - current	256	155
Other current liabilities	848	484
Total current liabilities	28,993	7,313
Long-term liabilities
2018 PIPE Warrant liability	653	1
Operating lease liabilities - noncurrent	214	-
Contingent liability for Essentialis purchase price	10,468	8,835
Total liabilities	40,328	16,149
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,467,229 and 8,159,382 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	15	8
Additional paid-in-capital	288,320	247,762
Accumulated deficit	(265,114)	(237,422)
Accumulated other comprehensive loss	(1)	-
Total stockholders’ equity	23,220	10,348
Total liabilities and stockholders’ equity	$63,548	$26,497

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$6,043	$3,771	$16,500	$11,455
General and administrative	3,318	2,332	9,341	7,442
Change in fair value of contingent consideration	1,021	132	1,633	(110)
Total operating expenses	10,382	6,235	27,474	18,787
Operating loss	(10,382)	(6,235)	(27,474)	(18,787)
Other income (expense), net
Change in fair value of warrants liabilities	(653)	2	(652)	31
Interest income	174	101	434	175
Total other income (expense), net	(479)	103	(218)	206
Net loss	$(10,861)	$(6,132)	$(27,692)	$(18,581)

Other comprehensive loss
Foreign currency translation adjustment	(1)	(1)	(1)	(2)
Total comprehensive loss	$(10,862)	$(6,133)	$(27,693)	$(18,583)

Net loss per common share, basic and diluted	$(0.95)	$(0.65)	$(2.65)	$(2.31)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	11,436,748	9,417,705	10,443,186	8,045,513

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balances at January 1, 2023	8,159,382	$8	$247,762	$(237,422)	$-	$10,348
Stock-based compensation	-	-	495	-	-	495
Issuance of restricted stock units under equity incentive plan	9,534	-	136	-	-	136
Tax withholding payments for net share-settled equity awards	(128)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	16	16
Net loss	-	-	-	(8,356)	-	(8,356)
Balances at March 31, 2023	8,168,788	8	248,393	(245,778)	16	2,639
Stock-based compensation	-	-	1,204	-	-	1,204
Issuance of common stock warrants, net of issuance costs	-	-	9,973	-	-	9,973
Sale of common stock, net of costs	1,772,397	2	7,099	-	-	7,101
Foreign currency translation adjustment	-	-	-	-	(16)	(16)
Net loss	-	-	-	(8,475)	-	(8,475)
Balances at June 30, 2023	9,941,185	10	266,669	(254,253)	-	12,426
Stock-based compensation	-	-	2,201	-	-	2,201
Exercise of common stock warrants, net of issuance costs	5,522,113	5	19,440	-	-	19,445
Exercise of stock options	3,931	-	10	-	-	10
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Net loss	-	-	-	(10,861)	-	(10,861)
Balances at September 30, 2023	15,467,229	$15	$288,320	$(265,114)	$(1)	$23,220
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at January 1, 2022	5,324,287	$5	$231,143	$(213,355)	$-	$17,793
Stock-based compensation	-	-	464	-	-	464
Issuance of restricted stock units under equity incentive plan	18,650	-	180	-	-	180
Tax withholding payments for net share-settled equity awards	(3,683)	-	(16)	-	-	(16)
Sale of common stock and pre-funded warrants in public offering, net of costs of $1,034	2,666,667	3	13,763	-	-	13,766
Foreign currency translation adjustment	-	-	-	-	(2)	(2)
Net loss	-	-	-	(5,724)	-	(5,724)
Balances at March 31, 2022	8,005,921	8	245,534	(219,079)	(2)	26,461
Stock-based compensation	-	-	571	-	-	571
Foreign currency translation adjustment	-	-	-	-	1	1
Net loss	-	-	-	(6,725)	-	(6,725)
Balances at June 30, 2022	8,005,921	8	246,105	(225,804)	(1)	20,308
Stock-based compensation	-	-	683	-	-	683
Sale of common stock, net of costs	104,773	-	342	-	-	342
Exercise of common stock warrants	48,688	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Net loss	-	-	-	(6,132)	-	(6,132)
Balances at September 30, 2022	8,159,382	$8	$247,130	$(231,936)	$(2)	$15,200

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,692)	$(18,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,469	1,476
Non-cash lease expense	254	215
Stock-based compensation expense	4,036	1,898
Change in fair value of stock warrants	652	(31)
Change in fair value of contingent consideration	1,633	(110)
Other non-cash reconciling items	(1)	(2)
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(177)	337
Accounts payable	1,338	(930)
Accrued compensation	(177)	554
Accrued clinical trial site costs	15	(594)
Operating lease liabilities	(242)	(218)
Other liabilities	266	348
Net cash used in operating activities	(18,626)	(15,638)
Cash flows from investing activities
Purchases of property and equipment	-	(7)
Net cash used in investing activities	-	(7)
Cash flows from financing activities:
Proceeds from sale of common stock and common stock warrants, net of issuance costs	17,074	-
Proceeds from sale of common stock and pre-funded warrants, net of costs	-	14,108
Proceeds from exercise of common stock warrants, net of costs	19,445	-
Proceeds received prior to and for the issuance of common stock and pre-funded warrants	19,932	-
Proceeds from stock option exercises	10	-
Tax withholding payments for net share-settled equity awards	-	(16)
Net cash provided by financing activities	56,461	14,092
Net increase (decrease) in cash and cash equivalents	37,835	(1,553)
Cash and cash equivalents, beginning of period	14,602	21,304
Cash and cash equivalents, end of period	$52,437	$19,751

Supplemental disclosure of non-cash financing information
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$597	$-
Unpaid financing costs included in accounts payable and accrued liabilities	$199	$-

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

September 30, 2023

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Its lead candidate is DCCR (Diazoxide Choline) Extended-Release tablets, a once-daily oral tablet for the treatment of Prader-Willi syndrome (PWS). DCCR has received orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

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

Note 2. Liquidity

The Company had a net loss of $27.7 million during the nine months ended September 30, 2023 and has an accumulated deficit of $265.1 million at September 30, 2023 resulting from having incurred losses since its inception. The Company had $52.4 million of cash and cash equivalents on hand at September 30, 2023 and used $18.6 million of cash in its operating activities during the nine months ended September 30, 2023.

The Company has financed its operations principally through issuance of equity securities. On October 2, 2023, the Company closed a public and concurrent private financing with gross proceeds of $129.0 million. $16.0 million was received prior to September 30, 2023, and was included in cash and cash equivalents and current liabilities as of the quarter end. The remaining gross proceeds of $113.0 million were received in October 2023.

In December 2022, the Company entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants (Tranche A and Tranche B) and the common stock issuable upon the exercise thereof. The Company completed the closing of the sale and issued both tranches of warrants for $10.0 million in May 2023. The announcement of positive top-line data from the randomized withdrawal period of Study C602 triggered the mandatory exercise of the Tranche A warrants, and as of September 30, 2023, the Company had received $15.0 million. In October 2023, certain investors exercised their Tranche B warrants and the Company received $17.5 million. The exercise of the remaining Tranche B warrants for up to $17.5 million is contingent upon the future performance of the Company. The Company also received $8.4 million in gross proceeds from the exercise of certain March 2022 warrants during the three months ended September 30, 2023.

The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash and cash equivalents balances together with the cash received in October 2023 will be sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three and nine months ended September 30, 2023 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2022, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 22, 2023.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$653	$—	$—	$653
Essentialis purchase price contingency liability	10,468	—	—	10,468
Total common stock warrant and contingent consideration liability	$11,121	$—	$—	$11,121

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE warrant liability	$1	$—	$—	$1
Essentialis purchase price contingency liability	8,835	—	—	8,835
Total common stock warrant and contingent consideration liability	$8,836	$—	$—	$8,836

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate.

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the U.S. Food and Drug Administration (FDA) as well as achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of this occurring, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, an 88% and a 72% probability of achieving all three milestones was determined to be reasonable as of September 30, 2023 and December 31, 2022, respectively. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2023	34,241	$1	$8,835
Change in value of 2018 PIPE Warrants	—	652	—
Change in value of contingent liability	—	—	1,633
Balance at September 30, 2023	34,241	$653	$10,468

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2022	34,241	$31	$9,547
Change in value of 2018 PIPE Warrants	—	(31)	—
Change in value of contingent liability	—	—	(110)
Balance at September 30, 2022	34,241	$—	$9,437

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

As of September 30, 2023 and December 31, 2022, the fair value of the 2018 PIPE Warrants was estimated at approximately $653,000 and $1,000, respectively.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Black-Scholes pricing model. The following summarizes certain key assumptions used in estimating the fair value:

	September 30, 2023	December 31, 2022
Volatility	392%	117%
Contractual term (years)	0.2	1.0
Expected dividend yield	—%	—%
Risk-free rate	5.58%	4.74%

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

The Company recorded an increase to its right-of-use asset by $0.6 million and an increase to its lease liability by $0.6 million as a result of the lease extension. The weighted average discount rate related to the Company's lease liabilities as of September 30, 2023 was 8.25% over a remaining term of 20 months. The weighted average discount rate related to the Company's lease liabilities as of December 31, 2022 was 9% over a remaining term of 5 months. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The following is a schedule by year of future maturities of the Company's operating lease liabilities as of September 30, 2023 (in thousands):

2023 (remainder of the year)	$76
2024	287
2025	143
Total lease payments	506
Less interest	(36)
Total	$470

The components of lease expense during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost:
Operating lease cost	$76	$81	$235	$242
Short-term lease cost	12	9	33	22
Total operating lease cost	$88	$90	$268	$264

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

The warrants are separated into two tranches with 8,598,870 Tranche A Warrants and 14,000,000 Tranche B Warrants. The Tranche A warrants are exercisable for $1.75 per share, with an aggregate exercise price of up to approximately $15.0 million, and the Tranche B warrants are exercisable for $2.50 per share, with an aggregate exercise price of up to $35.0 million. The Tranche A warrants were immediately exercisable and were required to be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602. The Tranche B warrants are also immediately exercisable and expire upon the earlier of 3.5 years from the date of issuance or 30 days following receipt of the U.S. Food and Drug Administration approval of DCCR for the treatment of PWS. On September 26, 2023, the Company announced positive top-line data and the Tranche A warrants were exercised for gross proceeds of $15.0 million with 3,310,568 shares and 2,420,394 pre-funded exchange warrants being issued prior to the quarter end, and 526,741 shares and 2,341,167 pre-funded exchange warrants being issued after the quarter end.

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

During the three months ended September 30, 2023, 1,869,327 warrants were exercised for gross proceeds of $8.4 million and 353,155 pre-funded warrants were exercised using the cashless exercise option with no additional proceeds received by the Company.

At the Market Offering

In July 2021, the Company entered into a Controlled Equity Offering Sales Agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time in any method permitted by law deemed to be an “at the market” Rule 415 under the Securities Act of 1933, as amended. As of September 30, 2023, the Company has sold an aggregate of 1,877,170 shares of common stock through the at the market program, totaling $7.4 million in net proceeds. The Controlled Equity Offering Sales Agreement was terminated in connection with the October 2, 2023 financing.

Other Common Stock Warrants

As of September 30, 2023, the Company had 6,804 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $365.25 and a term of 10 years expiring in November 2024. The Company also had 1,100 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $535.50 and a term of 10 years, expiring in November 2024.

As of September 30, 2023 and December 31, 2022, the following table summarizes the Company's outstanding common stock warrants:

	As of September 30, 2023		As of December 31, 2022
	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Expiration Date
Common stock warrants	7,904	$388.94	7,904	$388.94	November 2024
2018 PIPE warrants	34,241	$30.00	34,241	$30.00	December 2023
March 2022 Common warrants	2,130,656	$4.50	4,000,000	$4.50	March 2027
March 2022 Pre-funded warrants	927,806	$0.15	1,280,965	$0.15	March 2027
May 2023 Tranche A warrants	2,867,908	$1.75	—	$—	November 2026 (1)
May 2023 Tranche A Pre-funded warrants	2,420,394	$0.01	—	$—	November 2026 (1)
May 2023 Tranche B warrants	14,000,000	$2.50	—	$—	November 2026 (1)
Total	22,388,909		5,323,110

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

On March 23, 2023, the Company filed a Registration Statement on Form S-8 which registered 238,329 shares available for grant and issuance under the 2014 Plan, all of which became available for grant and issuance under the 2014 Plan on January 1, 2023. On May 25, 2023, the stockholders approved the Amended and Restated 2014 Plan which included an increase of 1.8 million shares available for grant and issuance. As of September 30, 2023, a total of 17,780 shares are available for future grant under the 2014 Plan.

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

As of September 30, 2023, a total of 590,668 shares are available for future grant under the Inducement Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$935	$200	$1,587	$511
General and administrative	1,266	483	2,449	1,387
Total	$2,201	$683	$4,036	$1,898

Stock Options

The Company granted options to purchase 77,000 and 157,673 shares of the Company’s common stock during the three months ended September 30, 2023 and 2022, respectively, and granted options to purchase 1,663,454 and 283,919 of the Company's common stock during the nine months ended September 30, 2023 and 2022, respectively. There were no performance-based options granted during the three and nine months ended September 30, 2023 and 2022, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected life (years)	5.3-6.0	5.2-5.7	5.3-6.0	5.2-6.0
Risk-free interest rate	4.0%-4.4%	2.8%-3.1%	3.5%-4.4%	1.7%-3.0%
Volatility	98%-100%	92%-95%	98%-100%	88%-93%
Dividend rate	— %	— %	— %	— %

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

The following table summarizes stock option transactions for the nine months ended September 30, 2023 as issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2023	686,574	$28.83	7.93
Options granted	1,663,454	4.81
Options exercised	(3,931)	3
Options canceled/forfeited	(45,685)	71.99
Balance at September 30, 2023	2,300,412	$10.65	8.92	$47,959
Options exercisable at September 30, 2023	684,187	$19.86	7.75	$10,695
Options vested and expected to vest at September 30, 2023	2,277,454	$10.39	9.17	$47,959

The weighted-average grant date fair value of options granted was $3.80 and $2.62 per share for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 total unrecognized employee stock-based compensation related to stock options that are likely to vest was $7.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years.

Restricted Stock Units

There were no restricted stock units granted by the Company during the three months ended September 30, 2023 and 2022, respectively, and 414,710 and 8,967 restricted stock units granted during the nine months ended September 30, 2023 and 2022, respectively, to employees and directors. The restricted stock units granted to directors in 2023 were 100% vested on the grant date and represent compensation for past board services. Restricted stock units granted during 2023 vest 100% nine months from date of grant. The restricted stock units were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the nine months ended September 30, 2023 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2023	19,068	$57.75
Restricted stock units granted	414,710	$5.25
Restricted stock units vested	(9,534)	$57.75
Restricted stock units canceled/forfeited	-	$0.00
Outstanding at September 30, 2023	424,244	$6.43

The weighted-average grant-date fair value of all restricted stock units granted during the nine months ended September 30, 2023 and 2022 was $5.25 and $5.33, respectively. The fair value of all restricted stock units vested during the nine months ended September 30, 2023 and 2022 was $23,000 and $0.6 million, respectively. At September 30, 2023, total unrecognized employee stock-based compensation related to restricted stock units was $0.8 million, which is expected to be recognized over the weighted-average remaining vesting period of 0.2 years.

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

As of September 30, 2023, there were no purchases by employees under this plan.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in March 2022 and in connection with the exercise of certain May 2023 Tranche A warrants, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022 and May 2023 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the March 2022 and May 2023 common warrants issued do not participate in losses. For the three and nine months ended September 30, 2023 and 2022, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are the weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
Common stock	10,287,620	8,136,740	9,206,650	7,156,344
March 2022 pre-funded warrants	1,122,819	1,280,965	1,227,670	889,169
May 2023 Tranche A pre-funded exchange warrants	26,309	-	8,866	-
Total	11,436,748	9,417,705	10,443,186	8,045,513

(1) The Company revised the 2022 weighted-average common shares outstanding calculation to include the March 2022 pre-funded warrants. Management believes this version results in a more appropriate treatment of the pre-funded warrants in calculating the net loss per share.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of September 30,
	2023	2022
Warrants issued to 2010/2012 convertible note holders to purchase common stock	6,804	6,804
Warrants issued to underwriter to purchase common stock	1,100	1,100
2018 PIPE warrants	34,241	34,241
March 2022 common warrants	2,130,656	4,000,000
May 2023 Tranche A warrants	2,867,908	—
May 2023 Tranche B warrants	14,000,000	—
Options to purchase common stock	2,300,412	686,816
Outstanding restricted stock units	424,244	19,068
Total	21,765,365	4,042,145

Note 9. Subsequent Events

On September 26, 2023, the Company announced positive top-line data from the randomized withdrawal period of Study C602 which triggered the mandatory exercise of the May 2023 Tranche A warrants. As of September 30, 2023, the Company had received $15.0 million. In addition, certain investors exercised their December 2022 Tranche B warrants, and the Company received $17.5 million in October 2023.

On October 2, 2023, the Company announced the closing of the underwritten public offering of 3,450,000 shares of its common stock at a public offering price of $20.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $69.0 million, before deducting the underwriting discount and other estimated offering expenses. The Company also announced the closing of approximately $60.0 million of shares of its common stock and pre-funded warrants in a concurrent private offering pursuant to the securities purchase agreement with certain investors, including entities affiliated with existing stockholders, at a price per share of common stock equal to the public offering price of $20.00 and a price per pre-funded warrant of $19.99. Of these proceeds, the Company had received $16.0 million prior to the end of the quarter and included these amounts in cash and cash equivalents and current liabilities as of September 30, 2023. The remaining gross proceeds of $113.0 million were received in October 2023.

The following table summarizes the Company's outstanding common stock and common stock warrants as of October 31, 2023:

	As of October 31, 2023
	Number of Common Shares	Weighted Average Exercise Price per Shares
Common stock outstanding	30,499,352	$-
Common stock warrants	7,904	$388.94
2018 PIPE warrants	34,241	$30.00
March 2022 common warrants	2,122,924	$4.50
March 2022 Pre-funded warrants	—	$0.15
May 2023 Tranche A warrants	—	$1.75
May 2023 Tranche A Pre-funded exchange warrants	3,058,837	$0.01
May 2023 Tranche B warrants	7,000,000	$2.50
May 2023 Tranche B Pre-funded exchange warrants	451,632	$0.01
October 2023 Pre-funded warrants	1,125,019	$0.01
Total	44,299,909

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

Business Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is DCCR (Diazoxide Choline) Extended-Release tablets, a once-daily oral tablet for the treatment of Prader-Willi syndrome (PWS). DCCR has orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.). DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Patients who completed treatment in DESTINY PWS were eligible to receive DCCR in C602, an open-label extension study. Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints.

In May 2023, we announced the completion of enrollment in the randomized withdrawal (RW) period of Study C602, a multi-center, randomized, double-blind, placebo-controlled study of DCCR in approximately 80 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consisted only of patients previously enrolled in Study C602 and did not enroll any new patients. The FDA has acknowledged that data from the study has the potential to support an NDA submission for DCCR. On September 26, 2023, we announced positive statistically significant top-line results from the RW period of Study C602.

On October 2, 2023, we closed a public and concurrent private financing with gross proceeds of $129.0 million. $16.0 million was received prior to September 30, 2023, and was included in cash and cash equivalents and current liabilities as of the quarter end. The remaining gross proceeds of $113.0 million were received in October 2023. Previously, in December 2022, we entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants (Tranche A and Tranche B) and the common stock issuable upon the exercise thereof. We completed the closing of the sale and issued both tranches of warrants for $10.0 million in May 2023. The announcement of positive top-line data from the randomized withdrawal period of Study C602 triggered the mandatory exercise of the Tranche A warrants and as of September 30, 2023 we had received $15.0 million. In October 2023, certain investors exercised their Tranche B warrants and we received $17.5 million. The exercise of remaining Tranche B warrants for up to $17.5 million is contingent upon our future performance. We also received $8.4 million in gross proceeds from the exercise of certain March 2022 warrants during the three months ended September 30, 2023.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Increase (decrease)
	2023	2022	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$6,043	$3,771	$2,272	60%
General and administrative	3,318	2,332	986	42%
Change in fair value of contingent consideration	1,021	132	889	673%
Total operating expenses	10,382	6,235	4,147	67%
Operating loss	(10,382)	(6,235)	(4,147)	67%
Other income (expense), net
Change in fair value of warrants liabilities	(653)	2	(655)	32750%
Interest income	174	101	73	72%
Total other income (expense), net	(479)	103	(582)	565%
Net loss	$(10,861)	$(6,132)	$(4,729)	77%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense was $6.0 million for the three months ended September 30, 2023, an increase of $2.3 million from the three months ended September 30, 2022. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC and other projects necessary to support the submission of an NDA. Clinical trial costs increased $1.2 million with all patients enrolled into the RW period for Study C602, and as patients complete the RW period, increased costs supporting them in an open label extension, Study C614. CMC costs increased $0.6 million as certain manufacturer processes were initiated, and headcount costs increased as we hired additional employees in support of our research and development activities going forward.

General and administrative expense

General and administrative expense was $3.3 million for the three months ended September 30, 2023, an increase of $1.0 million from the three months ended September 30, 2022. The increase was mainly attributable to an increase in stock-based compensation and professional services expenses.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $10.5 million as of September 30, 2023, a $1.1 million increase from the estimate as of June 30, 2023. During the three months ended September 30, 2022, the estimate increased by $0.1 million from the $9.3 million estimate as of June 30, 2022.

Other income (expense), net

We had other expense, net of approximately $479,000 in the three months ended September 30, 2023, compared to other income of $103,000 during the three months ended September 30, 2022. The decrease was primarily due to the change in fair value of warrants liabilities, partially offset by an increase in interest income during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine months ended September 30,		Increase (decrease)
	2023	2022	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$16,500	11,455	$5,045	44%
General and administrative	9,341	7,442	1,899	26%
Change in fair value of contingent consideration	1,633	(110)	1,743	1585%
Total operating expenses	27,474	18,787	8,687	46%
Operating loss	(27,474)	(18,787)	(8,687)	46%
Other income (expense), net
Change in fair value of warrants liabilities	(652)	31	(683)	2203%
Interest income	434	175	259	148%
Total other income (expense), net	(218)	206	(424)	206%
Net loss	$(27,692)	$(18,581)	$(9,111)	49%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense was $16.5 million for the nine months ended September 30, 2023, an increase of $5.0 million from the nine months ended September 30, 2022. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs and the timing of CMC and other projects necessary to support the submission of an NDA. Clinical trial costs increased $5.0 million as we completed enrolling patients into the RW period for Study C602, and as patients complete the RW period, we are incurring costs supporting them in an open label extension, Study C614. CMC costs decreased $0.6 million due to the cessation and commencement of various manufacturing processes, and headcount costs increased as we hired additional employees in support of our research and development activities going forward.

General and administrative expense

General and administrative expense was $9.3 million for the nine months ended September 30, 2023, an increase of $1.9 million from the nine months ended September 30, 2022. The increase was mainly attributable to an increase in stock-based compensation and professional services expenses.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $10.5 million as of September 30, 2023, a $1.6 million increase from the estimate as of December 31, 2022. During the nine months ended September 30, 2022, the estimate decreased by $0.1 million from the $9.5 million estimate as of December 31, 2021.

Other income (expense), net

We had other expense, net of approximately $218,000 in the nine months ended September 30, 2023, compared to other income of $206,000 during the nine months ended September 30, 2022. The decrease was primarily due to the change in fair value of warrants liabilities, partially offset by an increase in interest income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

We had a net loss of $27.7 million during the nine months ended September 30, 2023 and an accumulated deficit of $265.1 million at September 30, 2023 as a result of having incurred losses since our inception. We had $52.4 million in cash and cash equivalents and $24.7 million of working capital at September 30, 2023, and used $18.6 million of cash in operating activities during the nine months ended September 30, 2023. As of September 30, 2023, we had lease obligations totaling $470,000 to be paid through 2025, consisting of an operating lease for office space in Redwood City, California.

We have financed our operations principally through issuances of equity securities. On October 2, 2023, we closed a public and concurrent private financing with gross proceeds of $129.0 million. $16.0 million was received prior to September 30, 2023, and was included in cash and cash equivalents and current liabilities as of the quarter end. The remaining gross proceeds of $113.0 million were received in October 2023. Previously, in December 2022, we entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants (Tranche A and Tranche B) and the common stock issuable upon the exercise thereof. We completed the closing of the sale and issued both tranches of warrants for $10.0 million in May 2023. The announcement of positive top-line data from the randomized withdrawal period of Study C602 triggered the mandatory exercise of the Tranche A warrants, and as of September 30, 2023, we had received $15.0 million. In October 2023, certain investors exercised their Tranche B warrants and we received $17.5 million. The exercise of remaining Tranche B warrants for up to $17.5 million is contingent upon our future performance. We also received $8.4 million in gross proceeds from the exercise of certain March 2022 warrants during the three months ended September 30, 2023. In May 2023, we received net proceeds of $7.1 million from the sale of common stock through the ATM program which was subsequently terminated in connection with the October 2, 2023 financing.

We expect to continue incurring losses for the foreseeable future. However, we expect that our current cash and cash equivalents balance together with the cash received in October 2023, will be sufficient to enable us to meet our obligations for at least the next twelve months from the date of this filing.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(18,626)	$(15,638)
Net cash used in investing activities	—	(7)
Net cash provided by financing activities	56,461	14,092
Net increase (decrease) in cash and cash equivalents	$37,835	$(1,553)

Net cash used in operating activities

During the nine months ended September 30, 2023, operating activities used net cash of $18.6 million, which was primarily due to the net loss of $27.7 million less non-cash expense of $2.3 million related to the change in fair value of common stock warrants and contingent consideration, $1.5 million for depreciation and amortization, $4.0 million for stock-based compensation, and $0.3 million for non-cash lease expense. Additionally, usage of cash during the nine months ended September 30, 2023 decreased by $1.0 million due to changes in operating assets and liabilities.

During the nine months ended September 30, 2022, operating activities used net cash of $15.6 million, which was primarily due to the net loss of $18.6 million adjusted for non-cash income of $0.1 million related to the change in fair value of common stock warrants and contingent consideration, non-cash expense of $1.5 million for depreciation and amortization, $1.9 million for stock-based compensation, and approximately $0.2 million for non-cash lease expense. Additionally, cash used during the nine months ended September 30, 2022, increased by $0.5 million due to changes in operating assets and liabilities.

Net cash used in investing activities

During the nine months ended September 30, 2023, there were no purchases of property and equipment. During the nine months ended September 30, 2022, there was minimal cash used in purchasing property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2023, we received $33.4 million from the sale and issuance of the warrants pursuant to the Securities Purchase Agreement and $16.0 million prior to and for the issuance of common stock in conjunction with our October 2, 2023 financing. We also received net proceeds of $7.1 million from the sale of common stock through the ATM program.

During the nine months ended September 30, 2022, we received $14.1 million of net cash proceeds from the sale of 2,666,666 shares of our common stock, and for certain investors, in lieu of common stock, pre-funded warrants to purchase 1,333,333 shares of common stock. Each share of common stock or pre-funded warrant was sold together with one, immediately exercisable common warrant with an exercise price of $4.50 per share. The net proceeds amount was slightly offset by payments for the taxes from net share-settled vesting of restricted stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2023. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment. We have included in Part I, Item 1A of our Form 10-K, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). Other than as modified by our previous Quarterly Reports on Form 10-Q, there have been no material changes from the disclosure provided in the Form 10-K with respect to the Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We have social media posts at Twitter (X) - @SolenoTX and LinkedIn - Soleno Therapeutics, Inc. It is possible that information we post on social media channels could be deemed to be material information. The information on, or that may be accessed through, our website and social media channels is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered a part of this Quarterly Report on Form 10-Q.

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

Date: November 7, 2023	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)