Form 10-K
period 2023-12-31
SOLENO THERAPEUTICS INC
filed 2024-03-07
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $4.29 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $33.1 million. Shares of Common Stock held by each executive officer, director and beneficial holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of March 1, 2024, there were 32,460,579 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Name: Marcum LLP Auditor Location: San Francisco, CA Auditor Firm ID: 688

Soleno Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” “plan” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any statements regarding the timing of any regulatory process or ultimate approvals and determining a path forward for DCCR (Diazoxide Choline) Extended-Release tablets for the treatment of Prader-Willi syndrome; any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. Particular uncertainties that could affect future results include: our ability to achieve or maintain profitability; our ability to obtain substantial additional capital that may be necessary to maintain or expand our business; our ability to maintain internal control over financial reporting; our dependence on, and need to attract and retain, key management and other personnel; our ability to obtain, protect and enforce our intellectual property rights; potential advantages that our competitors and potential competitors may have in securing funding or developing products; business interruptions such as earthquakes and other natural disasters; our ability to comply with laws and regulations; potential product liability claims; and our ability to use our net operating loss carryforwards to offset future taxable income. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Company Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate, DCCR (Diazoxide Choline) Extended-Release tablets, is a potent ATP-sensitive potassium (KATP) channel activator. The KATP channel plays a central role in the regulation of a number of physiological processes which may otherwise be dysregulated, contributing to the pathophysiology of several diseases. In the context of the underlying genetic or structural defects in many forms of hyperphagic obesity, including Prader-Willi syndrome (PWS), these pathophysiological processes may cumulatively contribute to increases in appetite and aggressive food seeking, lack of satiety, accumulation of excess body fat and the establishment and perpetuation of the obese state.

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

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 13-week randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 randomized participants at 29 sites in the U.S. and United Kingdom (U.K.). Participants who completed DESTINY PWS and sought continued treatment with DCCR were eligible to receive DCCR in a long-term open-label safety extension study (C602). Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints.

In February 2021, we announced analysis limited to data collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In September 2021, we announced interim one-year data from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to natural history of PWS from the PATH for PWS Study (PATH) over a one-year treatment period. The PATH study is an ongoing study sponsored by the Foundation for Prader-Willi Research (FPWR) to advance the understanding of the natural history in individuals with PWS.

The U.S. Food and Drug Administration (FDA) provided official meeting minutes from a Type C meeting in January 2022 that recommended additional controlled data be included in a New Drug Approval (NDA) submission.

In March 2022, we submitted an amended protocol that incorporated a randomized withdrawal (RW) period to Study C602 to obtain additional controlled data requested by the FDA and the FDA has acknowledged that data from the study has the potential to support an NDA submission for DCCR. The RW period of Study C602 was a multi-center, randomized, double-blind, placebo-controlled study of DCCR in 77 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consisted only of patients previously enrolled in Study C602 and did not enroll any new patients. We announced the initiation of the RW period for Study C602 in October 2022, and completed enrollment in May 2023.

On September 26, 2023, we announced positive statistically significant top-line results from the RW period of Study C602. Subsequently, we received preliminary comments from the FDA for our pre-NDA meeting, and as we decided not to proceed with the meeting, they are considered the official record of the meeting. The FDA stated that the potential for data from the DCCR clinical program to provide substantial evidence of effectiveness will be a matter of review following the submission of an NDA. We plan to submit our NDA for DCCR to the FDA in mid-2024.

Our current focus is the development of DCCR for PWS. However, other syndromes that may be similarly addressed include SH2B1 deficient obesity, Fragile X Prader-Willi Phenotype, KSR2 deficient obesity and other hyperphagic conditions. Another type of disease where DCCR may be efficacious is where hypoglycemia due to excess insulin secretion is a significant problem. Examples include hyperinsulinemic hypoglycemia and certain

Glycogen Storage Diseases. We have orphan drug designation for the treatment of Glycogen Storage Disease Type 1a in the U.S.

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

As described above in the Company Overview, a Phase 3 clinical trial, DESTINY PWS, was subsequently conducted to evaluate the efficacy and safety of DCCR in patients with genetically-confirmed PWS. Top-line results were reported in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints. Subjects who complete the DESTINY PWS study were allowed to enroll in a long-term, safety extension study (C602). In September 2021, we announced top-line results from the analysis of one-year data from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to the natural history of PWS from the PATH for PWS Study (PATH) over a one-year treatment period. PATH is an ongoing study sponsored by the Foundation for Prader Willi Research (FPWR) evaluating the natural history of subjects with PWS in more than 700 families. In October 2022 we announced the initiation of the RW period of Study C602, which was a multi-center, randomized, double-blind, placebo-controlled study of DCCR in 77 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consisted only of patients previously enrolled in Study C602 and did not enroll any new patients. In May 2023, we completed enrollment and we announced positive statistically significant top-line results from the RW period of Study C602 in September 2023.

Safety of DCCR in the Treatment of PWS

Across the combined C601 (DESTINY-PWS), and C602 long-term open-label extension (OLE) studies (which included DCCR treatment durations of up to ~4.5 years), 98.4% of participants reported treatment emergent adverse events (TEAEs). Most were grade 1 or 2 (75.2%), with no grade 4 or higher events. The most common TEAEs were hypertrichosis (68.8%), peripheral edema (34.4%), hirsutism (27.2%) and hyperglycemia (27.2%).

The majority of participants with hypertrichosis, hirsutism, or hyperglycemia experienced resolution or improvement of their symptoms with continued DCCR dosing through the end of the study. Infrequently, DCCR dose adjustments or glucose-lowering agents (for hyperglycemia) and diuretics (for peripheral edema) were prescribed to manage participants experiencing these TEAEs.

One participant with a known history of psychiatric illness reported a suspected unexpected serious adverse reaction (SUSAR) of aggression in the ongoing C614 open label extension study.

Overall, the safety profile of DCCR in the Phase 3 PWS clinical development program was generally consistent with the known safety profile of diazoxide and prior experience with DCCR.

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

Competition

Currently, the only approved products for PWS are Genotropin® (somatropin), and Omnitrope® (somatropin) which are approved only for growth failure due to PWS. There are no approved products to address PWS-associated hyperphagia and behaviors, or for any other abnormalities associated with the disease. However, to our knowledge, there are a number of therapeutic products at various stages of clinical development for the treatment of PWS, including for hyperphagia, by Acadia Pharmaceuticals, Aardvark Therapeutics, Gedeon Richter, and Consynance.

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

Intellectual Property

DCCR Patent Portfolio

Our patent portfolio consists of issued U.S. patents and pending U.S. applications. The 20-year expiration dates of our issued U.S. patents are between 2025 to 2035. We also have issued patents in Europe, Canada, Japan, China, India, Israel, Hong Kong, Australia, Malaysia, Mexico, New Zealand, Singapore, Indonesia, Korea, and Eurasia. We are prosecuting numerous patent applications in major pharmaceutical markets around the world. The issued patents and pending patent applications include protection of compositions, methods of manufacturing, pharmaceutical formulations, and methods of treating aspects of PWS and Smith-Magenis syndrome (SMS).

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

A country’s regulatory agency, such as the FDA in the U.S., or a region’s agency, such as the EMA for the E.U., must approve a drug before it can be sold in the respective country or countries. The general process for drug approval in the U.S. is summarized below. Many other countries, including countries in the E.U., U.K. and Japan, have very similar regulatory approval processes.

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

Drugs that are developed for rare diseases (i.e., in the U.S., the disease or condition has a prevalence of less than 200,000 persons; in the E.U., the prevalence of the condition must be not more than 5 in 10,000) can be designated as “Orphan Drugs”. In the U.S., orphan-designated drugs are granted up to 7-year market exclusivity. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions and administrative actions will impact the scope of the orphan drug exclusivity. In the E.U., products granted orphan designation are subject to reduced fees for protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations, and annual fees, access to the centralized authorization procedure, and 10 years of market exclusivity.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug and device products that are placed on the market. The Federal Trade Commission (FTC) also regulates the promotion and advertising of consumer products. While physicians may prescribe drugs and devices for off label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. Manufacturers may not promote a drug that is still under development and has not been approved by the FDA. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

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

We could be subject to substantial penalties for violations of these laws, including denial of payment and refunds, suspension of payments from Medicare, Medicaid or other federal healthcare programs and exclusion from participation in the federal healthcare programs, as well as civil monetary and criminal penalties and imprisonment. One of these statutes, the False Claims Act, is a key enforcement tool used by the government to combat healthcare fraud. The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, violations of the federal physician self-referral laws, such as the Stark laws discussed below, may also violate false claims laws. Liability under the False Claims Act can result in treble damages and imposition of penalties. For example, we could be subject to penalties of $13,508 to $27,018 per false claim, adjusted each year for inflation, and each use of our product could potentially be part of a different claim submitted to the government. Separately, the HHS office of the Office of Inspector General, or OIG, can exclude providers found liable under the False Claims Act from participating in federally funded healthcare programs, including Medicare and Medicaid. The steep penalties that may be imposed on laboratories and other providers under this statute may be disproportionate to the relatively small dollar amounts of the claims made by these providers for reimbursement. In addition, even the threat of being excluded from participation in federal healthcare programs can have significant financial consequences on a provider.

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

Providers are subject to sanctions for claims submitted for each service that is furnished based on a referral prohibited under the federal self-referral laws. These sanctions include denial of payment and refunds, civil monetary payments and exclusion from participation in federal healthcare programs and civil monetary penalties, and they may also include penalties for applicable violations of the False Claims Act, which may require payment of up to three times the actual damages sustained by the government, plus civil penalties of $13,508 to $27,018 for each separate false claim. Similarly, sanctions for violations under the North Carolina self-referral laws include refunds and monetary penalties.

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

Other Corporate Transactions

Underwritten Public Offerings and Concurrent Private Placement

On March 31, 2022, we sold 2,666,666 shares of our common stock at a public offering price of $3.75 per share and, for certain investors, in lieu of common stock, pre-funded warrants to purchase 1,333,333 shares of our common stock at a public offering price of $3.60 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.15 per share exercise price for each pre-funded warrant. Each share of common stock or pre-funded warrant was sold together with one, immediately exercisable, common warrant with a five-year term to purchase one share of common stock at an exercise price of $4.50 per share. The net proceeds of the offering were $13.8 million, after deducting the underwriting discount and other offering expenses.

On October 2, 2023, we announced the closing of the underwritten public offering of 3,450,000 shares of our common stock at a public offering of $20.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $69.0 million, before deducting the underwriting discount and other estimated offering expenses. We also announced the closing of approximately $60.0 million of shares of our common stock and pre-funded warrants in a concurrent private offering pursuant to a securities purchase agreement with certain investors, including entities affiliated with existing stockholders, at a price per share of common stock equal to the public offering price of $20.00 and a price per per-funded warrant of $19.99. In aggregate, we received $129.0 million of gross proceeds from the underwritten public offering and concurrent private placement.

Securities Purchase Agreement

In December 2022, we entered into a securities purchase agreement providing for the sale of up to $60.0 million in warrants (divided into two tranches, Tranche A and Tranche B) and the common stock issuable upon the exercise thereof. We issued both tranches of warrants in exchange for an aggregate purchase price of $10.0 million in May 2023. The announcement of positive top-line data from the randomized withdrawal period of Study C602 in September 2023 triggered the mandatory exercise of the Tranche A warrants, and we received $15.0 million in gross proceeds. Between October 2023 and the end of 2023, several investors exercised their Tranche B warrants and we received $18.1 million in gross proceeds. The remaining Tranche B warrants may be exercised for an additional $16.9 million in proceeds to us.

At the Market Offering

In 2022, we sold 104,773 shares of common stock and raised $0.3 million in net proceeds, and in 2023, we sold 1,772,397 shares of common stock and raised $7.1 million in net proceeds pursuant to a Controlled Equity Offering Sales Agreement under which we could sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time in any method permit by law deemed to be an “at the market” Rule 415 under the Securities Act of 1933, as amended. The Controlled Equity Offering Sales Agreement was terminated in connection with the October 2, 2023 financing.

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

Employees and Human Capital

As of December 31, 2023, we had 33 full-time employees and 9 full-time or part-time consultants providing services to us. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
•
if we fail to obtain regulatory approval for DCCR in the U.S. and Europe, our business will be harmed;
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

Any delay or impediment in our ability to obtain regulatory approval to commercialize in any region, or, if approved, obtain coverage and adequate reimbursement from third-parties, including government payors, for DCCR, may cause us to be unable to generate the revenues necessary to continue our research and development pipeline activities, thereby adversely affecting our business and our prospects for future growth. Further, the success of DCCR will depend on a number of factors, including the following:

•
successful and timely completion of nonclinical and clinical development of DCCR or any future product candidates, as well as the associated costs, including any unforeseen costs;
•
making any required post-marketing approval commitments to applicable regulatory authorities and then fulfilling those commitments;
•
obtain a sufficiently broad label that would not unduly restrict patient access;
•
receipt of marketing approvals for DCCR in the U.S. and Europe;
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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize DCCR, which would materially harm our business. We have been in discussions with the FDA regarding the clinical data necessary to support the submission of a new drug application (NDA) seeking approval to market DCCR for the treatment of PWS, after our Phase 3 clinical trial, DESTINY PWS (C601) trial failed to demonstrate statistical significance on the primary efficacy endpoints following which the FDA asked us to conduct a new clinical trial. As part of the ongoing discussions with the FDA, we have provided the agency with data from the C601 clinical trial, the open-label extension study (C602) as well as comparison to the natural history study (PATH for PWS) to allow the FDA to further assess if those data may provide adequate evidence of safety and efficacy to permit us to submit an NDA for DCCR. As we previously disclosed, the FDA indicated that additional controlled data would be necessary to support our planned NDA and we have completed a randomized withdrawal period to Study C602 to obtain additional controlled data. Subsequently, we received preliminary comments from the FDA for our pre-NDA meeting, and as we decided not to proceed with the meeting, they are considered the official record of the meeting. The FDA stated that the potential for data from the DCCR clinical program to provide substantial evidence of effectiveness will be a matter of review following the submission of an NDA. The FDA's concerns regarding our data include the C601 study not meeting its primary efficacy endpoint and the randomized withdrawal period of the C602 study including the same study population as the C601 study.

If the FDA disagrees with our interpretation of the data, or requires us to conduct additional studies, or if we are unable to adequately address any concerns or requests in a manner satisfactory to the FDA or other regulatory authorities in a timely manner, or at all, we would be significantly delayed or prevented from receiving approval of DCCR for any intended use. Complying with any additional requests for information from the FDA or other regulatory authorities as well as any changes in the regulatory requirements will be time-consuming and expensive. We can provide no assurances regarding the FDA’s review of any NDA we submit, whether the FDA will accept the NDA for substantive review, or if the FDA will ultimately approve such NDA.

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

We have not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through December 31, 2023, have generated no revenue from operations. We had a net loss of $39.0 million during the year ended December 31, 2023 and an accumulated deficit of $276.4 million at December 31, 2023 as a result of having incurred losses since our inception. We had $169.7 million in cash and cash equivalents and $159.9 million of working capital at December 31, 2023, used $24.9 million of cash in operating activities during the year ended December 31, 2023 and expect to continue incurring losses for the foreseeable future.

We intend to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including ongoing expenses related to resources being deployed to manage participants in our current ongoing clinical trial of DCCR and other activities necessary to support the submission of an NDA to the FDA.

Because of the numerous risks and uncertainties associated with our product development and planned commercialization efforts, we are unable to predict the extent of our future losses or when, or if, we will generate meaningful revenue or become profitable, and it is possible we will never achieve these goals. Our ability to obtain additional financing will depend on a number of factors, including, among others, our ability to generate positive data from our clinical studies, our ability to obtain FDA clearance for DCCR, the condition of the capital markets and the other risks described in these risk factors. If any one of these risks are realized, we may not be able to obtain additional funding, in which case, our business could be jeopardized and we may not be able to continue our operations or pursue our strategic plans. If we are forced to scale down, limit or cease operations, our stockholders could lose all of their investment. Even if we are successful at raising capital, there is no assurance that any funds raised will be sufficient to enable us to attain profitable operations.

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

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. We maintain our operating account at Silicon Valley Bank (SVB), a Division of First Citizens Bank, and therefore those amounts held in excess of the FDIC insurance limit were at risk during the recent uncertainty about the viability of SVB. However, with the FDIC taking control of SVB on March 10, 2023, and the Federal Reserve announcing that account holders would be made whole this recent uncertainty has been resolved and we do not view the ongoing risk as material to our financial condition. However, as the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

We have a limited commercialization history and have incurred significant losses since our inception, and we anticipate that we will continue to incur substantial losses for the foreseeable future.

We are a developer of therapeutics with a limited commercialization history. Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or approved products for sale on the market. We continue to incur significant research and development and general and administrative expenses and will incur substantial commercial expenses related to our operations. Investment in product development is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any planned product may not receive marketing approval from the FDA.

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

To date, we have not generated significant revenues. Our ability to generate significant revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from planned products also depends on a number of additional factors, including our ability to:

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
•
find suitable distribution partners to help us market, sell and distribute our products in other markets;
•
complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
•
complete development activities successfully and on a timely basis;
•
establish, maintain and enforce our intellectual property rights and avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims; and
•
attract, hire and retain qualified personnel.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. Further, clinical trial disruptions or protocol deviations during the COVID-19 pandemic may introduce bias or other factors that can impact the reliability of our clinical data collected at the peak of the COVID-19 public health emergency.

Earlier conducted smaller-scale studies, biomarker analyses, and clinical trials with a single or relatively few clinical trial sites may not be predictive of eventual safety and effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials (including potential Phase 3 trials) or generate other forms of confirmatory evidence, which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials or confirmatory studies, and adversely impact our business.

If the results of our current and future clinical trials are inconclusive with respect to the efficacy of our product candidates, including DCCR, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may:

•
incur unplanned costs;
•
be delayed in or prevented from obtaining marketing approval for our product candidates;
•
obtain approval for indications or patient populations that are not as broad as intended or desired;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings including boxed warnings;
•
be subject to changes in the way the product is administered;
•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•
have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a risk evaluation and mitigation strategy (REMS);
•
be subject to the addition of labeling statements, such as warnings or contraindications;
•
become subject to litigation; or

•
experience damage to our reputation.

Any “topline”, interim, initial, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our nonclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data become available.

Furthermore, regulatory agencies may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and investors or regulatory authorities may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

If we are unable to execute our sales and marketing strategy for our products, and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

Although we believe that DCCR represents a promising commercial opportunity, DCCR may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for DCCR globally and build these markets through physician education, awareness programs, and other marketing efforts. Gaining acceptance in medical communities depends on a variety of factors, including clinical data published or reported in reputable contexts and word-of-mouth between physicians. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals may limit the adoption of our products. Our ability to successfully market our products will depend on numerous factors, including:

•
the outcomes of clinical utility studies of such products in collaboration with key thought leaders to demonstrate our products’ value in informing important medical decisions such as treatment selection;
•
the success of our distribution partners;
•
whether healthcare providers believe DCCR provides clinical utility; and
•
whether health insurers, government health programs and other payers will cover and pay for DCCR and, if so, whether they will adequately reimburse us.

We may rely, on third parties who we do not control, to distribute and sell DCCR. If these distributors are not committed to DCCR or otherwise run into their own financial or other difficulties, it may result in failure to achieve widespread market acceptance of DCCR, and would materially harm our business, financial condition and results of operations.

If we are unable to implement our sales, marketing, distribution, training and support strategies or enter into agreements with third parties to perform these functions, we will not be able to effectively commercialize DCCR and may not reach profitability.

We have a limited sales and marketing infrastructure and have no experience in the sale, marketing or distribution of therapeutic products. To achieve commercial success for DCCR, if and when we obtain marketing approval, we will need to establish a robust sales and marketing organization.

In the future, we expect to build a targeted sales, marketing, training and support infrastructure to market DCCR in the U.S. and to establish collaborations to market, distribute and support DCCR outside of the U.S. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time consuming and could delay any product launch. If the commercial launch of DCCR is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, training and support personnel.

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

To generate demand for our current and planned products, we will need to educate physicians and other health care professionals on the clinical utility, benefits and value of the tests we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we will need support of physicians, hospital administrators, patients, healthcare payors and others in the medical community that the clinical and economic utility of our products justifies payment for DCCR at adequate pricing levels. We need to hire additional commercial, scientific, technical and other personnel to support this process.

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

If we fail to obtain regulatory approval for DCCR in the U.S. and Europe, our business would be harmed.

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

Any delays in identifying suitable collaborators and entering into agreements to develop or commercialize our future products could negatively impact the development or commercialization of our future products, particularly in geographic regions like the Europe, where we do not currently have development and commercialization infrastructure. Absent a partner or collaborator, we would need to undertake development or commercialization activities at our own expense. If we elect to fund and undertake development and commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our future products or bring them to market, and our business may be materially and adversely affected.

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

Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payers for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In some foreign countries, including major markets in Europe and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take nine to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of our products, if any, is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

We may become exposed to costly and damaging liability claims, either when testing our product candidates in clinical trials or at the commercial stage after regulatory approval, and our product liability insurance may not cover all damages arising from such claims. Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, sale and use of pharmaceutical products, including maintaining consistent quality, safety and efficacy profiles for our products and product candidates. The marketing, sale and use of our products could lead to the filing of product liability claims against us if someone alleges that our products or product candidates failed to perform as intended. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. These claims might be made by patients that use the products or product candidates, healthcare providers, pharmaceutical companies, or others selling such products. Any claims against us, regardless of their merit, could be costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates.

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. If any of our product candidates were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities.

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, including the outbreak of hostilities in the Ukraine and the Middle East, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•
failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities.

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

As of December 31, 2023, we had 33 employees and 9 full-time or part-time consultants. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, quality assurance, engineering, product development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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
•
unexpected changes in tariffs, trade barriers, trade restrictions, export or import sanctions, and regulatory requirements;
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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, including the outbreak of hostilities in the Ukraine, the Middle East, or natural disasters including earthquakes, typhoons, floods and fires.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and results of operations would be materially and adversely affected.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. Patent and other intellectual property litigation is prevalent in our sectors. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the U.S. Patent and Trademark Office (USPTO), as well as oppositions and similar processes in foreign jurisdictions. Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure, the risk increases that our commercialization of DCCR or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us and could require us to pay significant royalties and other fees.

Also, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of DCCR. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product may infringe.

In addition, third parties may obtain patent rights in the future and claim that use of our products infringes upon these rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of DCCR, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize DCCR unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize our product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We could be forced, including by court order, to cease commercializing the infringing product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our planned products or force us to cease some of our business operations, which could materially harm our business. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms.

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

Our ability to successfully commercialize our products may be materially adversely affected if we are unable to obtain and maintain effective intellectual property rights for our planned products, or if the scope of the intellectual property protection is not sufficiently broad.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and in other countries with respect to our proprietary products.

The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights we rely on are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our products or which effectively prevent others from commercializing competitive products. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, many countries restrict the patentability of methods of treatment of the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we or were the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect products, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of the patents we rely on or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize DCCR.

Even if the patent applications we rely on issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and the patents we rely on may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension), or both. The scope of patent protection may also be limited. Without patent protection for DCCR, we may be open to competition from generic versions of DCCR. Given the amount of time required for the development, testing and regulatory review of new planned products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

The scope, validity, enforceability, and commercial value of trademark rights are also uncertain. Pending and future trademark applications may not be successful.

We may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive, time-consuming, or unsuccessful.

Competitors may infringe or otherwise violate the patents we rely on, or our other intellectual property rights including trademarks. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent we are asserting is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that the patents we are asserting do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, written description, or lack of patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future vaccine candidates. Such a loss of patent protection could harm our business.

We may not be able to prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Interference or derivation proceedings provoked by third parties or brought by the USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We may become involved in proceedings, including oppositions, interferences, derivation proceedings interparty reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

The U.S. has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the ability to opt out of the jurisdiction of the UPC and remain as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.

From time to time we may employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Additionally, while we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.

Additionally, we may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

Risks related to government regulation

The regulatory approval process is expensive, time consuming and uncertain, and we may not be successful in obtaining approvals for our planned products.

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

Prior to receiving approval to commercialize any of our planned products in the U.S. or abroad, we will be required to demonstrate with substantial evidence from well-controlled clinical studies, and to the satisfaction of the FDA and other regulatory authorities abroad, that such planned products are safe and effective for their intended uses. Results from preclinical studies and clinical studies can be interpreted in different ways. Even if we believe the preclinical or clinical data for our planned products are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our planned products to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical studies of our planned products and result in the FDA or other regulatory authorities denying approval of our planned products for any or all targeted indications.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or comparable foreign regulatory approval processes and are commercialized. The lengthy approval processes as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•
the FDA may reject some or all of our data from clinical studies due to concerns related to bias, unblinding before statistical analysis plan is finalized, and/or reliability of data when the analysis is considered exploratory and not planned prospectively;
•
the FDA may not accept data pooled from different studies, especially if the studies features are not sufficiently similar;
•
the FDA finds that our data are not adequate to support the safety and efficacy of our product candidate for the proposed indication;
•
the FDA may disagree with our statistical analysis plan;
•
the FDA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•
the FDA or other comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•
our clinical trials may not meet the statutory standard for substantial evidence of effectiveness or may fail to demonstrate statistical significance on the primary endpoint;
•
we may be unable to demonstrate to the FDA or other comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•
the FDA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or resulting in delays in our regulatory approval.

As noted above, we have received preliminary comments from the FDA for our pre-NDA meeting, and as we decided not to proceed with the meeting, they are considered the official record of the meeting. While the FDA has raised concerns regarding our clinical data, we believe the data has the potential to support an NDA for DCCR, which we plan to submit in mid-2024. If the FDA disagrees with our interpretation of the data, or if we are required to conduct additional studies or clinical trials, our regulatory approval will be significantly delayed. This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market DCCR, which would significantly harm our business, results of operations and prospects.

In addition, even if we obtain approval of DCCR, regulatory authorities may approve DCCR for fewer or more limited indications than we initially request, or may impose significant limitations in the form of narrow indications, warnings, contraindications, or a risk evaluation and mitigation strategy (REMS). Regulatory authorities may not approve the price we intend to charge for DCCR, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing studies, or may approve DCCR with a label that does not include the labeling claims necessary or desirable for the successful commercialization of DCCR. Any of the foregoing scenarios could seriously harm our business.

We received fast track designation for DCCR for the treatment of PWS, and we may seek fast track designation for other product candidates in the future. Even if received, fast track designation may not actually lead to a faster review process or faster marketing approval.

We aim to benefit from the FDA’s fast track and priority review processes, and we previously received fast track designation for DCCR for the treatment of PWS. Under this program, the FDA may initiate a rolling review of sections of a fast track-designated drug’s NDA before the application is complete, although the FDA’s performance goal for reviewing an application does not begin until the last section of the NDA is submitted. In addition, under the FDA’s policies, a product candidate is eligible for priority review if it provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track-designated drug candidate would ordinarily meet the FDA’s criteria for priority review.

The fast track designation for DCCR, or for other future product candidates that we may develop, may not actually lead to a faster review process. Any delays in the review process or in the approval of DCCR or our future potential products will delay revenue from their potential sales and will have a material adverse impact on our business. Moreover, a fast track designation may be withdrawn by the FDA if the agency believes that the designation is no longer supported by data emerging in the clinical trial process.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the PPACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA without specifically ruling on the constitutionality of the ACA. Thus, the ACA remains in force in its current form. Any changes to the PPACA are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. may have on our business.

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
•
the availability of capital.

There has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, the FDA recently authorized the State of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

In addition, if the U.S. Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against the FDA and other agencies, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could delay the FDA’s review of our marketing applications.

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

Our ability to utilize our federal net operating loss, carryforwards and federal tax credit will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code). The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). During the year ended December 31, 2016, we experienced an “ownership change”, and in the year ended December 31, 2017 our acquisition of Essentialis resulted in an ownership change, of which both changes will limit our ability to utilize our existing and acquired net operating losses and other tax attributes to offset taxable income. In addition, we also raised capital in October 2019, June 2020, March 2022, December 2022 and October 2023 that may further limit our ability to utilize our net operating losses and other tax attributes to offset taxable income. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability to us.

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

While the potential economic impact brought by the hostilities in the Ukraine and the Middle East are difficult to assess or predict, these conditions have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and services our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Additionally, inflation and surging oil and gas prices could increase our costs of production. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Item 1C. Cybersecurity

Our board of directors is responsible for overseeing our risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of our risk management program and our cybersecurity policies, processes, and practices. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the Center for Internet Security (CIS) and other applicable industry standards and are integrated into our overall risk management system and processes. We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors - Intrusions into our computer systems could result in compromise of confidential information.”

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: We have implemented a cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. Our program includes controls and procedures to identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.
•
Technical Safeguards: We implement technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications.
•
Incident Response and Recovery Planning: We are establishing incident response, business continuity, and disaster recovery plans designed to address our response to a cybersecurity incident.
•
Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems.
•
Periodic Assessments: We conduct periodic assessments and testing of our policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The results of such assessments, audits, and reviews are evaluated by management and reported to our Audit Committee and our board of directors, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Governance

Our board of directors oversees our risk management program, including the management of cybersecurity threats as part of its general oversight function. Our Audit Committee is taking the lead on behalf of the board of directors on oversight of our cybersecurity risk management program and receives reports from management concerning our cybersecurity risk management program.

Our cybersecurity risk assessment and management processes are implemented and maintained by various members of our management team, IT department and other employees, including but not limited to the individuals on our cybersecurity incident management team, which includes individuals who have a diverse combination of relevant expertise, experience, education and training, with representation from our IT, finance, legal, human resources, among others. Our team includes individuals with relevant experience in enterprise risk management and disclosure controls and procedures. Additionally, certain members of our IT department have experience managing cybersecurity programs and are specifically assigned cybersecurity oversight. Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including in some cases to our executive team. Our cybersecurity incident management team, and other individuals as needed, work to help us mitigate and remediate cybersecurity incidents of which we are notified.

ITEM 2. PROPERTIES

Facilities

Our principal facilities consist of office space in Redwood City, California. We currently occupy 6,368 square feet of office space under a non-cancelable operating lease that expires in May 2025. On February 8, 2024, the Company entered into a six-month office license agreement to license 4,141 square feet of additional space adjacent to its existing office where the Company is currently located in Redwood City, California. The term of the new space expires October 31, 2024, unless terminated earlier in accordance with the office license agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The Nasdaq Capital Market under the symbol “SLNO”. Our 2022 common warrants, 2023 Tranche A pre-funded warrants, 2023 Tranche B warrants and pre-funded warrants, and October 2023 pre-funded warrants are not traded on a national securities exchange.

As of March 1, 2024, there were 37 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

N/A.

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

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Participants who completed DESTINY PWS were eligible to receive DCCR in a long-term open-label extension period (C602). Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints.

In February 2021, we announced analysis limited to data from C601 collected before the onset of the COVID-19 pandemic. The analysis of the data through March 1, 2020 showed statistical significance in the primary, all key secondary and several other efficacy endpoints. In September 2021, we announced interim one-year data from C602 showing statistically significant reduction in hyperphagia and all other PWS behavioral parameters and statistically significant improvements compared to natural history of PWS from the PATH for PWS Study (PATH) over a one-year treatment period. The PATH study is an ongoing study sponsored by the Foundation for Prader-Willi Research (FPWR) to advance the understanding of the natural history in individuals with PWS.

The FDA provided official meeting minutes from a Type C meeting in January 2022 that recommended additional controlled data be included in a New Drug Approval (NDA) submission.

In March 2022, we submitted an amended protocol that incorporated a randomized withdrawal (RW) period to Study C602 in order to obtain additional controlled data requested by the FDA. The RW period of Study C602 was a multi-center, randomized, double-blind, placebo-controlled study of DCCR in 77 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consisted only of patients currently enrolled in Study C602 and did not enroll any new patients. We announced the initiation of the RW period for Study C602 in October 2022, and completed enrollment in May 2023. The FDA has acknowledged that data from the study has the potential to support an NDA submission for DCCR.

On September 26, 2023, we announced positive statistically significant top-line results from the RW period of Study C602. Subsequently, we received preliminary comments from the FDA for our pre-NDA meeting, and as we decided not to proceed with the meeting, they are considered the official record of the meeting. The FDA stated that the potential for data from the DCCR clinical program to provide substantial evidence of effectiveness will be a matter of review following the submission of an NDA. We plan to submit our NDA for DCCR to the FDA in mid-2024.

As of December 31, 2023, we had an accumulated deficit of $276.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutic-lead candidate DCCR. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits. As of December 31, 2023, we had cash and cash equivalents of $169.7 million.

Financial overview

Summary

We have not generated net income from operations to date, and at December 31, 2023 we had an accumulated deficit of $276.4 million, primarily as a result of research and development and general and administrative expenses. We may never be successful in commercializing our novel therapeutics products for the treatment of rare diseases. Accordingly, we expect to incur significant losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

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

General and administrative expenses

General and administrative expenses consist principally of salaries and benefits, stock-based compensation expense, professional fees for legal, consulting, audit and tax services, insurance, rent, pre-commercial activities, and other general operating expenses not otherwise included in research and development. We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure, an increase in pre-commercial activities, other administrative expenses, and increased professional fees associated with being a public reporting company.

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

Other income (expense), net

Other income (expense), net is comprised of interest income and the change in the fair value of the 2018 PIPE common stock warrant liabilities.

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

Research and development expenses

Research and development expenses are charged to operations as incurred. Research and development expenses consist primarily of salaries, benefits, bonus, share-based compensation, consultant fees, certain facility costs and other costs associated with clinical trials and the manufacture of our drug product. Clinical trial costs are a significant component of research and development expenses and include costs associated with CROs and other vendors. Invoicing from CROs and CMOs for services performed can often occur several months later. We accrue the costs incurred for clinical trial activities as measured by patient progression and the timing of various aspects of the trial. For other services, we accrue the costs in connection with third-party contractor activities based on our estimate of fees and costs associate with the contract that were rendered during the period and they are expensed as incurred.

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

We classified the 2018 PIPE Warrants at their fair value and re-measured them at each balance sheet date until they were exercised or expired. Any changes in the fair value were recognized as Other income (expense) in the consolidated statements of operations. The 2018 PIPE Warrants expired in December 2023.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Increase (decrease)
	2023	2022	Amount	Percentage
	(in thousands)
Operating expenses:
Research and development	$25,189	$15,265	$9,924	65%
General and administrative	13,481	9,844	3,637	37%
Change in fair value of contingent consideration	2,714	(712)	3,426	481%
Total operating expenses	41,384	24,397	16,987	70%
Operating loss	(41,384)	(24,397)	(16,987)	70%
Other income (expense), net
Change in fair value of warrant liability	(182)	30	(212)	(707%)
Interest income	2,578	300	2,278	759%
Total other income (expense), net	2,396	330	2,066	626%
Net loss	$(38,988)	$(24,067)	$(14,921)	62%

Revenue

We have not commenced commercialization of DCCR, our current sole novel therapeutic product, and accordingly, through December 31, 2023, have generated no revenue.

Research and development expenses

Research and development expenses were $25.2 million for the year ended December 31, 2023, an increase of $9.9 million from $15.3 million in 2022. The increase is primarily due to increased spending in clinical trials and manufacturing efforts, and expenditures in support of an NDA submission.

General and administrative expenses

General and administrative expenses were $13.5 million for the year ended December 31, 2023, an increase of $3.6 million from $9.8 million in 2022. The increase was primarily related to higher stock-based compensation expense, higher costs as a result of an increase in headcount, and higher professional and consulting expenses in 2023.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $11.5 million as of December 31, 2023, a $2.7 million increase from the estimate as of December 31, 2022.

Other income (expense), net

We had other income (expense), net of $2.4 million, an increase of $2.1 million from $0.3 million in 2022. Interest income during 2023 was $2.3 million higher than in 2022, partially offset by a decrease in fair value of the 2018 PIPE Warrants of $0.2 million during 2023 compared to 2022.

Liquidity and Capital Resources

We had a net loss of $39.0 million during 2023 and an accumulated deficit of $276.4 million at December 31, 2023 as a result of having incurred losses since our inception. We had $169.7 million in cash and cash equivalents and $159.9 million of working capital at December 31, 2023, and used $24.9 million of cash in operating activities during 2023. As of December 31, 2023, we had lease obligations totaling $0.4 million to be paid through 2025, consisting of an operating lease for office space in Redwood City, California.

We have financed our operations principally through issuances of equity securities. In July 2021, we announced that we were implementing an “at-the-market” (ATM) offering for up to $25.0 million. As of December 31, 2023, we have sold 1,877,170 shares of common stock through the ATM, totaling $7.4 million in net proceeds. We terminated the ATM offering in connection with the October 2023 financing discussed below. In December 2022, we entered into a securities purchase agreement providing for the sale of up to $60.0 million in warrants and the common stock issuable upon the exercise thereof. During 2023, we received $10.0 million from the sale of these warrants and $33.1 million in proceeds from the exercise of certain of these warrants. Warrants with an aggregate exercise price of $16.9 million are still outstanding. In October 2023, we announced the closing of the underwritten public offering of 3,450,000 shares of our common stock at a public offering of $20.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $69.0 million, before deducting the underwriting discount and other estimated offering expenses. We also announced the closing of approximately $60.0 million of shares of our common stock and pre-funded warrants in a concurrent private offering pursuant to the securities purchase agreement with certain investors, including entities affiliated with existing stockholders, at a price per share of common stock equal to the public offering price of $20.00 and a price per per-funded warrant of $19.99. In aggregate, we received $129.0 million of gross proceeds from this financing.

We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the access to such capital resources is uncertain and is not assured. In the future, if we are unable to secure additional capital, we may be required to curtail our clinical trials and development of new products and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to complete clinical trials and commercialize our products, which is critical to the realization of our business plan and our future operations.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(24,940)	$(20,781)
Net cash used in investing activities	-	(13)
Net cash provided by financing activities	180,019	14,092
Net increase (decrease) in cash and cash equivalents	$155,079	$(6,702)

Cash used in operating activities

During 2023, operating activities used net cash of $24.9 million, which was primarily due to the loss of $39.0 million which included $5.9 million of stock-based compensation expense, non-cash expense of $2.7 million for the change in fair value of contingent consideration, $2.0 million of depreciation and amortization, $0.3 million of non-cash lease expense, and $0.2 million for the change in fair value of common stock warrant liability. Additionally, there was a $3.0 million net increase usage of cash during 2023 due to changes in operating assets and liabilities.

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

Cash used in investing activities

There were no purchases during 2023 and minimal cash used during 2022 for the costs of acquiring property and equipment.

Cash provided by financing activities

During 2023, we received $43.1 million from the sale and issuance of the warrants pursuant to the December 2022 Securities Purchase Agreement and the exercise of certain such warrants, and $129.0 million gross proceeds in conjunction with our October 2023 financing. As of December 31, 2023, all offering costs have been paid. We also received $9.3 million of net cash proceeds from the exercise of warrants from our March 2022 financing and $7.1 million of net cash proceeds through the ATM. The total net proceeds amount was slightly offset by payments for the taxes from net share-settled vesting of restricted stock.

During 2022, we received $13.8 million of net cash proceeds from our March 2022 financing. As of December 31, 2022, all offering costs have been paid. We also received $0.3 million of net cash proceeds through the ATM. The total net proceeds amount was slightly offset by payments for the taxes from net share-settled vesting of restricted stock.

As of December 31, 2023, we had cash and cash equivalents of $169.7 million.

We are obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain commercial milestones associated with the sale of Essentialis’ product in accordance with the terms of our merger agreement with Essentialis.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Guidance Update

Recently Issued Accounting Guidance

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by us as of the specified effective date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $169.7 million at December 31, 2023. This balance was invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Soleno Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Soleno Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soleno Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Estimated accruals are determined based on reviewing contractual terms and through communications with internal clinical personnel and external service providers including CRO’s as to the progress or state of its trials. The principal consideration for our determination that performing procedures related to the clinical trial expenses, specifically related to the year-end accrual for clinical trial costs, is a critical audit matter is that there was judgment by management in determining the progress of the activities included in the individual clinical trial agreements based on internal and external information that involves a high volume of data.

How We Addressed the Matter in Our Audit

To evaluate the accrual for clinical expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions including, but not limited to, subject visit dates and costs per subject visit, that are used by management to estimate the recorded accruals. To assess the reasonableness of the significant assumptions, we obtained an understanding of the Company’s estimation process relating to accrual for clinical trial costs, confirmed clinical activity with the Company's CRO for active trials, corroborated the progress of clinical trials with the Company’s clinical team and obtained third party invoices related to active patient sites, currently enrolled patients, and subject visit dates. We also tested a sample of subsequent payments to assess the impact to the accrual at the balance sheet date and compared that to the Company’s estimates.

2.
Fair Value of Contingent Consideration

Description of the Matter

As discussed in Notes 3 and 4 to the consolidated financial statements, the Company’s acquisition-related purchase price contingent liability, which is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the Federal Drug Administration as well as reaching cumulative revenue milestones, is remeasured to its estimated fair value each reporting period, with changes in fair value recorded in the statements of operations.

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

San Francisco, CA

March 6, 2024

Soleno Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$169,681	$14,602
Prepaid expenses and other current assets	1,677	1,045
Total current assets	171,358	15,647
Long-term assets
Property and equipment, net	12	26
Operating lease right-of-use assets	407	131
Intangible assets, net	8,749	10,693
Other long-term assets	165	—
Total assets	$180,691	$26,497
Liabilities and stockholders’ equity
Current liabilities
Accounts payable, net	$3,149	$1,777
Accrued compensation	3,135	1,675
Accrued clinical trial site costs	3,393	3,222
Operating lease liabilities	273	155
Other current liabilities	1,555	484
Total current liabilities	11,505	7,313
Long-term liabilities
2018 PIPE Warrant liability	-	1
Contingent liability for Essentialis purchase price	11,549	8,835
Long-term lease liabilities	130	—
Total liabilities	23,184	16,149
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,678,159 and 8,159,382 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	32	8
Additional paid-in-capital	433,885	247,762
Accumulated deficit	(276,410)	(237,422)
Total stockholders’ equity	157,507	10,348
Total liabilities and stockholders’ equity	$180,691	$26,497

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022
Operating expenses
Research and development	$25,189	$15,265
General and administrative	13,481	9,844
Change in fair value of contingent consideration	2,714	(712)
Total operating expenses	41,384	24,397
Operating loss	(41,384)	(24,397)
Other income (expense), net
Change in fair value of warrant liability	(182)	30
Interest income	2,578	300
Total other income (expense), net	2,396	330
Net loss	$(38,988)	$(24,067)
Net loss per common share, basic and diluted	$(2.36)	$(2.87)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	16,492,132	8,397,088

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	5,324,287	$5	$231,143	$(213,355)	$17,793
Stock-based compensation	-	—	2,530	—	2,530
Issuance of restricted stock units under equity incentive plan	18,650	—	—	—	—
Tax withholding payments for net share-settled equity awards	(3,683)	—	(16)	—	(16)
Sale of common stock in public offering, net of issuance costs of $701	2,666,667	3	9,324	—	9,327
Sale of pre-funded warrants in public offering, net of issuance costs of $333	—	—	4,439	—	4,439
Sale of common stock, net of issuance costs of $10	104,773	—	342	—	342
Exercise of common stock warrants	48,688	—	—	—	—
Net loss	—	—	—	(24,067)	(24,067)
Balances at December 31, 2022	8,159,382	$8	$247,762	$(237,422)	$10,348
Stock-based compensation	—	—	5,809	—	5,809
Issuance of restricted stock units under equity incentive plan	423,248	—	136	—	136
Tax withholding payments for net share-settled equity awards	(128)	—	—	—	—
Sale of common stock and issuance of common stock warrants and pre-funded common stock warrants, net of issuance costs of $8,449	7,047,397	6	137,851	—	137,857
Exercise of common stock warrants	15,961,267	17	41,981	—	41,998
Exercise of stock options	86,993	1	346	—	347
Net loss	—	—	—	(38,988)	(38,988)
Balances at December 31, 2023	31,678,159	$32	$433,885	$(276,410)	$157,507

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,988)	$(24,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,958	1,964
Noncash lease expense	321	290
Stock-based compensation expense	5,945	2,530
Change in fair value of common stock warrants	182	(30)
Change in fair value of contingent consideration	2,714	(712)
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(837)	113
Accounts payable	1,372	(1,477)
Accrued compensation	1,460	947
Accrued clinical trial site costs	171	(198)
Operating lease liabilities	(309)	(302)
Other liabilities	1,071	161
Net cash used in operating activities	(24,940)	(20,781)
Cash flows from investing activities:
Purchases of property and equipment	—	(13)
Net cash used in investing activities	-	(13)
Cash flows from financing activities:
Proceeds from sale of common stock, common stock warrants and pre-funded stock warrants, net of issuance costs	137,857	14,108
Proceeds from exercise of common stock warrants and pre-funded stock warrants, net of costs	41,815	—
Proceeds from stock option exercises	347	—
Tax withholding payments for net share-settled equity awards	—	(16)
Net cash provided by financing activities	180,019	14,092
Net increase (decrease) in cash and cash equivalents	155,079	(6,702)
Cash and cash equivalents, beginning of period	14,602	21,304
Cash and cash equivalents, end of period	$169,681	$14,602

Supplemental disclosure of non-cash investing and financing information
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$597	$—
Non-cash exercise of 2018 PIPE Warrants	$183	$—

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

December 31, 2023

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

Note 2. Liquidity

The Company had a net loss of $39.0 million during 2023 and has an accumulated deficit of $276.4 million at December 31, 2023 resulting from having incurred losses since its inception. The Company had $169.7 million of cash and cash equivalents on hand at December 31, 2023 and used $24.9 million of cash in its operating activities during 2023.

The Company has financed its operations principally through issuance of equity securities. On October 2, 2023, the Company closed a public and concurrent private financing with gross proceeds of $129.0 million.

In December 2022, the Company entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants (Tranche A and Tranche B) and the common stock issuable upon the exercise thereof. The Company completed the closing of the sale and issued both tranches of warrants for $10.0 million in May 2023. The announcement of positive top-line data from the randomized withdrawal period of Study C602 triggered the mandatory exercise of the Tranche A warrants, and as of December 31, 2023, the Company had received $15.0 million. Certain investors exercised their Tranche B warrants and the Company has received $18.1 million as of December 31, 2023. The receipt of the exercise price of the remaining Tranche B warrants for up to $16.9 million is contingent upon the exercise of such warrants. The Company also received $9.3 million in gross proceeds from the exercise of certain March 2022 warrants during 2023.

The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash and cash equivalents balances will be sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), and the applicable rules and regulations of the Securities and Exchange Commission (SEC). Certain reclassifications on the consolidated statements of cash flows have been made to conform to current period presentation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents at U.S. banking institutions. At December 31, 2023, the majority of the Company’s funds were invested with two separate financial institutions and at times these balances may exceed the federally-insured limits. Operating cash in excess of federally-insured limits is custodied at a separate financial institution with an overnight sweep feature into a U.S. government money market fund. As of December 31, 2022, the Company’s funds were invested in one financial institution which at times may exceed the federally insured limit.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting, making operating decisions, and assessing financial performance. All long-lived assets are maintained in the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including its money market funds, purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held primarily in institutions in the U.S. and include deposits in a money market funds which were unrestricted as to withdrawal or use.

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

The Company classified the 2018 PIPE Warrants at their fair value and re-measured them at each balance sheet date until they were exercised or expired. Any changes in the fair value were recognized as Other income (expense) in the consolidated statements of operations. The 2018 PIPE Warrants expired in December 2023.

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

Recent Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. Adoption is permitted either prospectively or retrospectively, and the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
Essentialis purchase price contingency liability	$11,549	$-	$-	$11,549

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2018 PIPE Warrant liability	$1	$—	$—	$1
Essentialis purchase price contingency liability	8,835	—	—	8,835
Total common stock warrant and contingent consideration liability	$8,836	$—	$—	$8,836

The Company’s estimated fair value of the 2018 PIPE Warrants was calculated using a Black-Scholes pricing model. The Black-Scholes pricing model requires the input of highly subjective assumptions including the expected stock price volatility, the expected term, the expected dividend yield and the risk-free interest rate. The 2018 PIPE Warrants expired on December 21, 2023.

Based on the terms of the completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the FDA as well as achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of this occurring, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, an 88% and a 72% probability of achieving all three milestones was determined to be reasonable as of December 31, 2023 and December 31, 2022, respectively. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 assets and liabilities (dollars in thousands):

	2018 PIPE Warrants		Purchase Price
	Number of		Contingent
	Warrants	Liability	Liability
Balance at December 31, 2021	34,241	$31	$9,547
Change in value of 2018 PIPE Warrants	—	(30)	-
Change in value of contingent liability	—	—	(712)
Balance at December 31, 2022	34,241	$1	$8,835
Change in value of 2018 PIPE Warrants	—	419	—
Exercise of 2018 PIPE Warrants	(21,789)	(183)	—
Expiration of 2018 PIPE Warrants	(12,452)	(237)	—
Change in value of contingent liability	—	—	2,714
Balance at December 31, 2023	0	$-	$11,549

Note 5. Other Financial Statement Details

Property and Equipment, Net

Property and equipment are summarized in the following table (in thousands):

	December 31, 2023	December 31, 2022
Computer hardware	$72	$72
Furniture and fixtures	29	29
	101	101
Less accumulated depreciation and amortization	(89)	(75)
Total	$12	$26

Depreciation expense was approximately $14 thousand and $20 thousand for the years ended December 31, 2023 and December 31, 2022, respectively.

Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	December 31, 2023			December 31, 2022
	Amount	Accumulated Amortization	Net Amount	Amount	Accumulated Amortization	Net Amount
Patents and merger costs	$22,003	$(13,254)	$8,749	$22,003	$(11,310)	$10,693

Future amortization expense for intangible assets over their remaining useful lives is as follows (in thousands):

Year ending December 31	Patents and trademarks
2024	1,944
2025	1,944
2026	1,944
2027	1,944
2028 and thereafter	973
Total	$8,749

Amortization expense was $1.9 million for the year ended December 31, 2023 and 2022.

Note 6. Warrants

The Company has issued multiple warrant series, of which the 2018 PIPE Warrants were determined to be liabilities pursuant to the guidance established by ASC 815 Derivatives and Hedging.

Warrants Issued as Part of the Units in the 2018 PIPE Offering

The 2018 PIPE Warrants were issued on December 19, 2018 in the 2018 PIPE Offering, pursuant to a Warrant Agreement with each of the investors in the 2018 PIPE Offering, and prior to their expiration on December 21, 2023, entitled the holders to purchase 34,241 shares of the Company’s common stock at an exercise price equal to $30.00 per share, subject to adjustments.

In the event of a change of control of the Company, the holders of unexercised warrants had the option to present their unexercised warrants to the Company, or its successor, to be purchased by the Company, or its successor, in an amount equal to the per share value determined by the Black-Scholes methodology.

Since the Company may have been obligated to settle the 2018 PIPE Warrants in cash, the Company classified the 2018 PIPE Warrants as long-term liabilities at their fair value and re-measured the warrants at each balance sheet date until they were exercised or expire. Any change in the fair value is recognized as Other income (expense) in the Company’s consolidated statements of operations.

There were no 2018 PIPE Warrants outstanding at December 31, 2023 as the warrants were either exercised or expired, and the Company estimated the fair value of the liability for the 2018 PIPE Warrants at approximately $1 thousand at December 31, 2022. During 2023, 21,789 2018 PIPE Warrants were exercised for net proceeds of $0.2 million, and the Company issued 9,683 shares of common stock. The remaining 12,452 2018 PIPE Warrants expired. The increase of $0.2 million and the decrease of $30 thousand in the fair value of the liability for the 2018 PIPE Warrants during the years ended December 31, 2023 and 2022, respectively, was recorded as Other income in the consolidated statements of operations.

The Company has calculated the fair value of the 2018 PIPE Warrants using a Black-Scholes option-pricing model. The following summarizes certain key assumptions used in estimating the fair values:

December 31, 2022
Volatility	117%
Contractual term (years)	1.0
Expected dividend yield	—%
Risk-free rate	4.74%

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. These assumptions include the following estimates:

•
Volatility: The Company calculated the estimated volatility rate based on its historical volatility of the warrants.
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

Note 7. Leases

Facility Leases

The Company's operating lease for its headquarters facility office space in Redwood City, California began in June 2021 and expired in May 2023. In April 2023, the Company entered into a twenty-four month lease extension commencing on June 1, 2023. The term of the lease extension expires in May 2025.

The Company’s operating lease ROU assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company’s consolidated balance sheet. As of December 31, 2023 and December 31, 2022, the Company’s short-term liabilities were equal to $0.3 million and $0.2 million, respectively, and the long-term operating lease liabilities were equal to $0.1 million as of December 31, 2023. There were no long-term operating lease liabilities as of December 31, 2022.

The Company recorded an increase to its right-of-use asset by $0.6 million and an increase to its lease liability by $0.6 million as a result of the lease extension. The weighted average discount rate related to the Company’s lease liabilities was 8.25% as of December 31, 2023 over a remaining term of 17 months, and 9% as of December 31, 2022 over the remaining term of 5 months. The discount rates were determined based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

The components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease cost:
Operating lease cost	$312	$324
Short-term lease cost	44	29
Total operating lease cost	$356	$353

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$341	$354

The following is a schedule by year of future maturities of the Company’s operating lease liabilities as of December 31, 2023 (in thousands):

2024	287
2025	143
Total lease payments	430
Less interest	(27)
Total	$403

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

Public Offering of Common Stock and Concurrent Private Placement of Common Stock and Pre-Funded Warrants

On October 2, 2023, the Company closed an underwritten public offering of 3,450,000 shares of its common stock at a public offering of $20.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $69.0 million, before deducting the underwriting discount and other offering expenses. Concurrently, the Company also completed the closing of approximately $60.0 million for 1,825,000 shares of its common stock and 1,175,000 pre-funded warrants in a private offering pursuant to a securities purchase agreement with certain investors, including entities affiliated with existing stockholders, at a price per share of common stock equal to the public offering price of $20.00 and a price per per-funded warrant of $19.99. In aggregate, the Company received $129.0 million of gross proceeds less offering costs of $8.2 million The Company is not required under any circumstance to settle any of the pre-funded warrants for cash, and therefore classified the pre-funded warrants as permanent equity.

Securities Purchase Agreement

On December 16, 2022, the Company entered into a Securities Purchase Agreement for a private placement (Private Placement) with certain entities and members of management (collectively, Purchasers). Pursuant to the Securities Purchase Agreement, the Company agreed to sell to the Purchasers warrants to purchase up to an aggregate of 22,598,870 shares of the Company’s common stock, at a purchase price of $0.4425 per warrant. The closing of the Private Placement occurred on May 8, 2023 (the Issue Date), following the satisfaction of certain closing conditions, including the completion of enrollment in the randomized withdrawal period of Study C602. The Company received gross proceeds of $10.0 million for the sale and issuance of warrants to purchase common stock.

The warrants were separated into two tranches with 8,598,870 Tranche A warrants with an exercise price of $1.75 and aggregate proceeds of up to approximately $15.0 million, and 14,000,000 Tranche B warrants with an exercise price of $2.50 and aggregate proceeds of up to $35.0 million. The Tranche A warrants were immediately exercisable and were required to be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602. On September 26, 2023, the Company announced positive top-line data and subsequently received $15.0 million from the exercise of the Tranche A warrants. The Tranche B warrants are also immediately exercisable and expire upon the earlier of 3.5 years from the date of issuance or 30 days following receipt of FDA approval of DCCR for the treatment of PWS. During 2023, certain investors exercised their Tranche B warrants and the Company received $18.1 million. The receipt of the aggregate exercise price of up to $16.9 million for the remaining Tranche B warrants is contingent upon the exercise of such warrants.

Underwritten Public Offering

On March 31, 2022, the Company sold 2,666,667 shares of its common stock at a public offering price of $3.75, and for certain investors, in lieu of common stock, pre-funded warrants (the March 2022 pre-funded warrants) to purchase 1,333,333 shares of its common stock at a public offering price $3.60 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.15 per share exercise price for each March 2022 pre-funded warrant. The March 2022 pre-funded warrants are immediately exercisable and may be exercised at any time until all of the March 2022 pre-funded warrants are exercised in full. Each share of common stock or March 2022 pre-funded warrant was sold together with one, immediately exercisable, common warrant (the 2022 common warrants) with a five-year term to purchase one share of common stock at an exercise price of $4.50 per share. The net proceeds of the offering were $13.8 million, after deducting the underwriting discount and other offering expenses. The Company is not required under any circumstance to settle any of the 2022 pre-funded warrants or the 2022 common warrants for cash, and therefore classified both types of warrants as permanent equity.

In 2023, 2,070,934 March 2022 warrants were exercised for gross proceeds of $9.3 million and all 1,280,965 March 2022 pre-funded warrants were exercised using the cashless exercise option with no additional proceeds received by the Company.

At the Market Offering

In July 2021, the Company entered into a Controlled Equity Offering Sales Agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time in any method permitted by law deemed to be an “at the market” Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2023, the Company has sold 1,877,170 shares of common stock through the at the market program, totaling $7.4 million in net proceeds. The Controlled Equity Offering Sales Agreement was terminated in connection with the October 2, 2023 financing.

Other Common Stock Warrants

As of December 31, 2023, the Company had 6,804 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $365.25 and expire in November 2024. The Company also had outstanding 1,100 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $535.50 and a term of 10 years, expiring in November 2024.

As of December 31, 2023 and December 31, 2022, the following table summarizes the Company's outstanding common stock warrants:

	As of December 31, 2023		As of December 31, 2022
	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Expiration Date
Common stock warrants	7,904	$388.94	7,904	$388.94	November 2024
2018 PIPE warrants	—	$-	34,241	$30.00	December 2023
March 2022 Common warrants	1,929,066	$4.50	4,000,000	$4.50	March 2027
March 2022 Pre-funded warrants	—	$-	1,280,965	$0.15	March 2027
May 2023 Tranche A Pre-funded warrants	2,758,281	$0.01	—	$—	November 2026
May 2023 Tranche B warrants	6,750,000	$2.50	—	$—	November 2026 (1)
May 2023 Tranche B Pre-funded warrants	451,632	$0.01	—	$—	November 2026
October 2023 Pre-funded warrants	1,175,000	$0.01	—	$—	N/A
Total	13,071,883		5,323,110

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

On March 23, 2023, the Company filed a Registration Statement on Form S-8 which registered 238,329 shares available for grant and issuance under the 2014 Plan, all of which became available for grant and issuance under the 2014 Plan on January 1, 2023. On May 25, 2023, the stockholders approved the Amended and Restated 2014 Plan which included an increase of 1.8 million shares available for grant and issuance. As of December 31, 2023, a total of 1,465 shares were available for future grant under the 2014 Plan.

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

As of December 31, 2023, a total of 445,668 shares were available for future grant under the Inducement Plan.

Stock-based compensation expense

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants for the years ended December 31, 2023 and 2022 of $5.9 million and $2.5 million, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. For the year ended December 31, 2023, the total income tax benefit related to stock-based compensation was $1.9 million, however, due to net operating losses and a full valuation allowance, no tax benefit was recognized in the financial statements. The total income tax benefit related to stock-based compensation for the year ended December 31, 2022 was zero.

Stock compensation expense was recognized in the consolidated statements of operations as follows (in thousands):

	Year ended
	December 31, 2023	December 31, 2022
Research and development	$2,434	$692
General and administrative	3,511	1,838
Total	$5,945	$2,530

Stock Options

The Company granted options to purchase 1,821,784 and 283,919 of the Company’s common stock during the years ended December 31, 2023 and 2022, respectively. There were no performance-based options granted in 2023 and 2022, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended
	December 31, 2023	December 31, 2022
Expected life (years)	5.3-6.1	5.5-6.0
Risk-free interest rate	3.5%-4.5%	1.7%-3.1%
Volatility	98%-122%	88%-95%
Dividend rate	— %	— %

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

The following table summarizes stock option transactions for the years ended December 31, 2023 and 2022 as issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at December 31, 2021	408,329	$46.28	7.94
Options granted	283,919	3.56
Options canceled/forfeited	(5,674)	19.31
Balance at December 31, 2022	686,574	$28.83	7.93
Options granted	1,821,784	6.18
Options exercised	(89,993)	4.01
Options canceled/forfeited	(48,700)	67.84
Balance at December 31, 2023	2,369,665	$11.56	8.72	$70,834
Options exercisable at December 31, 2023	797,988	$18.31	7.76	$20,320
Options vested and expected to vest at December 31, 2023	2,346,707	$11.34	8.75	$70,834

The weighted-average grant date fair value of employee options granted was $5.04 and $2.62 per share for the years ended December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 total unrecognized employee stock-based compensation for options that are expected to vest was $9.1 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.

Restricted Stock Units

There were 420,710 and 8,965 restricted stock units granted by the Company during the years ended December 31, 2023 and December 31, 2022, respectively, to employees and certain directors. In 2023, 414,710 restricted stock units were granted to employees with a six-month vesting period, and all such restricted stock units vested during 2023. The restricted stock units granted to certain directors in 2022 were 100% vested on the grant date and represent compensation for past board services. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the years ended December 31, 2023 and 2022 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	29,050	$57.75
Restricted stock units granted	8,965	5.33
Restricted stock units vested	(18,646)	32.55
Restricted stock units cancelled/forfeited	(301)	57.85
Outstanding at December 31, 2022	19,068	$57.75
Restricted stock units granted	420,710	5.49
Restricted stock units vested	(423,248)	6.43
Restricted stock units cancelled/forfeited	(996)	5.25
Outstanding at December 31, 2023	15,534	$43.92

The weighted-average grant-date fair value of all restricted stock units granted was $5.49 and $5.33 per share during the year ended December 31, 2023 and 2022, respectively. The fair value of all restricted stock units vested during the year ended December 31, 2023 and 2022 was $12.0 million and $0.1 million, respectively. At December 31, 2023, total unrecognized employee stock-based compensation related to restricted stock units was $0.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 0.2 years.

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

As of December 31, 2023, there were no purchases by employees under this plan.

Note 10. Income Taxes

The geographical distribution of loss before income taxes are summarized below (in thousands):

	December 31,
	2023	2022
United States	$(39,180)	$(24,173)
Foreign	192	106
Loss before income taxes	$(38,988)	$(24,067)

The provision for income tax benefit differs from the amount estimated by applying the statutory federal income tax rate to the operating loss due to the following (in thousands):

	December 31,
	2023	2022
Tax (benefit) on the loss before income tax expense computed at the federal statutory rate	$(8,187)	$(5,055)
State tax (benefit) at statutory rate, net of federal benefit	(505)	(527)
Foreign rate differential	6	-
Change in valuation allowance	8,934	5,702
Change in research and development credits	(1,631)	(652)
Stock based compensation	(600)	(734)
Change in fair value of warrants	38	(6)
Change in fair value of contingent consideration	570	(150)
Section 162(m) limitation	589	-
Change in net operating loss true up	39	739
Change in capital losses	—	405
Change in state rates	653	375
Other	94	(97)
Provision for income tax benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Non-current deferred tax assets:
Federal and state net operating loss carryforwards	$51,481	$49,024
Research and other credits	6,352	4,146
Capitalized research and development	6,778	2,828
Reserves and accruals	655	547
Fixed assets	29	44
Capital loss carryover	432	555
Stock based compensation	2,013	2,682
Lease liability	85	42
Other deferred tax assets	54	72
Gross non-current deferred tax assets	67,879	59,940
Intangible assets	(1,837)	(2,888)
Right-of-use assets	(86)	(35)
Total non-current deferred tax liabilities	(1,923)	(2,923)
Total deferred tax assets	65,956	57,017
Valuation allowance	(65,956)	(57,017)
Net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The valuation allowance increased by $8.9 million from December 31, 2022 to December 31, 2023 primarily due to the generation of current year net operating losses, research and development credits claimed, capitalized research and developments costs, and stock-based compensation.

As of December 31, 2023, the Company had $206.7 million of federal, $111.0 million of state and $2.3 million of foreign net operating losses available to offset future taxable income. The Federal net operating loss carryforwards arising from years prior to 2018 began to expire in 2022, however post 2017 federal net operating loss carryforwards of $93.1 million may be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2028 and the foreign net operating loss carryforward can be carried forward indefinitely, if not utilized. As of December 31, 2023, the Company also had $6.4 million of federal and $3.4 million of state research and development credit carryforwards. The federal research and development credit carryforward begin to expire in 2024 and the state research and development credit can be carried forward indefinitely. Beginning in fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize such costs over a period of five or fifteen years. While it is possible that Congress may modify, defer, or repeal such provision, we have no assurance that the provision will be modified, deferred or repealed.

Utilization of the net operating loss and tax credit carry forwards are subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company completed Section 382 analysis through December 2016 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in June 2016. The Company’s tax attributes are subject to an annual limitation of $0.5 million per year for federal purposes. For years ended after December 31, 2016, the utilization of net operating losses and tax credit carryforwards are subject to further limitation in the event an additional ownership change were to occur for tax purposes. The Company is currently in the process of analyzing whether there was an ownership change, as defined under Section 382 of the Internal Revenue Code, resulting from the issuance of new shares during 2018 through 2023 and expects that analysis to completed during 2024. As such, as of the date of these consolidated financial statements the Company is not able to determine the impact on the net operating loss (NOL) carryforwards, if any.

U.S. taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as of December 31, 2023, as the earnings, if any, are intended to be indefinitely reinvested.

The following tables summarize the activities of gross unrecognized tax benefits (in thousands):

	December 31,
	2023	2022
Beginning balance	$1,936	$1,557
Increase related to current year tax positions	1,002	379
Ending balance	$2,938	$1,936

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has $2.9 million of unrecognized assets and liabilities related to uncertain tax positions as of December 31, 2023. Changes in the unrecognized tax benefits within the next 12 months are expected to be similar to prior years and should not significantly increase or decrease. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.

There were no unrecognized tax benefits that would impact the effective tax rate as of December 31, 2023 and December 31, 2022. As of December 31, 2023, unrecognized tax benefits of $2.9 million would be offset by a change in valuation allowance.

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

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in March 2022 and October 2023 and in connection with the exercise of certain May 2023 Tranche A and Tranche B warrants, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards, restricted stock units and exercise of common stock warrants that are not pre-funded. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022 and May 2023 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the March 2022 and May 2023 common warrants issued do not participate in losses. For the years ended December 31, 2023 and 2022, the effect of issuing the respective potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are included in the weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:

	As of December 31,
	2023	2022
Common stock	15,040,036	7,409,165
March 2022 pre-funded warrants	290,665	987,923
May 2023 Tranche A pre-funded exchange warrants	778,904	-
May 2023 Tranche B pre-funded exchange warrants	92,801	-
October 2023 pre-funded warrants	289,726	-
Total	16,492,132	8,397,088

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of December 31,
	2023	2022
Warrants issued to 2010/2012 convertible note holders to purchase common stock	6,804	6,804
Warrants issued to underwriter to purchase common stock	1,100	1,100
2018 PIPE warrants	-	34,241
March 2022 common warrants	1,929,066	4,000,000
May 2023 Tranche B warrants	6,750,000	-
Options to purchase common stock	2,369,665	686,574
Outstanding restricted stock units	15,534	19,068
Total	11,072,169	4,747,787

Note 12. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no matching contributions during the years ended December 31, 2023 and 2022.

Note 13. Subsequent Events

On February 8, 2024, the Company entered into a six-month office license agreement to license 4,141 square feet of additional space adjacent to its existing office where the Company is currently located in Redwood City, California. The term of the new space expires October 31, 2024, unless terminated earlier in accordance with the license agreement.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Controls

There have been no changes to our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
2.
Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.
3.
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

1.1	Underwriting Agreement, dated as of September 28, 2023, by and between Soleno Therapeutics, Inc. and Guggenheim Securities, LLC, as representative of the underwriters named therein	8-K	September 29, 2023	1.1

2.1	Stock Purchase Agreement, dated as of July 18, 2017, and between Soleno Therapeutics, Inc., a Delaware corporation, and NeoForce Holdings, Inc. a Delaware corporation	8-K	July 24, 2017	2.1

2.2	Joint Venture Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

2.3	PRC IP Purchase Agreement, dated as of December 4, 2017, by and between OptAsia Healthcare Limited and Capnia, Inc.	8-K	December 8, 2017	2.2

2.4	Transition Services Agreement, dated as of December 4, 2017, by and among Soleno Therapeutics, Inc., a Delaware corporation, Capnia, Inc. and OptAsia Healthcare, Ltd., a Hong Kong company	8-K	December 8, 2017	2.3

3.1	Amended and Restated Certificate of Incorporation of Soleno Therapeutics, Inc.	S-1/A	August 7, 2014	3.2

3.2	Amended and Restated Bylaws of Soleno Therapeutics, Inc.	S-1/A	July 1, 2014	3.4

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	October 15, 2015	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	July 6, 2016	3.1

3.5	Certificate of Amendment	8-K	May 11, 2017	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	8-K	October 6, 2017	3.1

3.7	Certificate of Amendment to the Certificate of Incorporation	8-K	August 25, 2022	3.1

4.1	Form of the Registrant's common stock certificate.	S-1/A	August 5, 2014	4.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.2	Amended and Restated Investors’ Rights Agreement, dated March 20, 2008, by and among Soleno Therapeutics, Inc. and certain holders of the Soleno Therapeutics, Inc.’s capital stock named therein.	S-1/A	July 1, 2014	4.2

4.3	Form of Series A Warrant Agreement.	S-1/A	August 5, 2014	4.3

4.4	Form of the Series A Warrant certificate.	S-1/A	August 5, 2014	4.4

4.5	Form of Underwriters’ Compensation Warrant.	S-1/A	August 5, 2014	4.5

4.6	Form of Convertible Promissory Note issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.6

4.7	Form of Warrant to Purchase Shares issued in February 2010 and March 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.7

4.8	Form of Convertible Promissory Note issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.8

4.9	Form of Warrant to Purchase Shares issued in November 2010 in connection with the 2010 convertible note financing.	S-1	June 10, 2014	4.9

4.10	Form of Convertible Promissory Note issued in January 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.10

4.11	Form of Warrant to Purchase Shares issued in January 2012 in connection with Soleno Therapeutics, Inc.’s 2012 convertible note financing.	S-1	June 10, 2014	4.11

4.12	Form of Convertible Promissory Note issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.12

4.13	Form of Warrant to Purchase Shares issued in July 2012 and August 2012 in connection with the 2012 convertible note financing.	S-1	June 10, 2014	4.13

4.14	Form of Convertible Promissory Note issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.14

4.15	Form of Warrant to Purchase Shares issued in April, August and October 2014 in connection with the 2014 convertible note financing.	S-1	June 10, 2014	4.15

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.16	Form of unit certificate.	S-1/A	August 5, 2014	4.16

4.17	Form of Series B Warrant Agreement.	S-1/A	November 4, 2014	4.17

4.18	Form of the Series B Warrant certificate.	S-1/A	November 4, 2014	4.18

4.19	Form of the Series C Warrant Agreement.	S-4	April 1, 2015	4.19

4.20	Form of the Series C Warrant certificate.	S-4	April 1, 2015	4.20

4.21	Form of Series D Common Stock Purchase Warrant.	8-K	October 15, 2015	4.1

4.22	Form of Placement Agent Warrant.	8-K	October 15, 2015	4.2

4.23	Form of Series D common stock Warrant Certificate.	8-K	October 15, 2015	4.3

4.24	Form of Series A Convertible Preferred Stock Certificate.	8-K	October 15, 2015	4.4

4.25	Form of Placement Agent Warrant.	8-K	July 6, 2016	4.1

4.26	Form of Series B Convertible Preferred Stock Certificate.	8-K	July 6, 2016	4.2

4.27	Form of Common Stock Purchase Warrant	8-K	December 13, 2017	4.1

4.28	Form of Common Stock Purchase Warrant	8-K	December 19, 2018	4.1

4.29	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	March 4, 2020	4.29

4.30	Form of Pre-Funded Warrant To Purchase Common Stock.	8-K	March 30, 2022	4.1

4.31	Form of Common Warrant To Purchase Common Stock.	8-K	March 30, 2022	4.2

4.32	Form of Tranche A Warrant to Purchase Common Stock	8-K	December 19, 2022	10.2

4.33	Form of Tranche B Warrant to Purchase Common Stock	8-K	December 19, 2022	10.3

9.10	Form of Voting Agreement.	8-K	October 15, 2015	9.1

9.20	Form of Voting Agreement.	8-K	July 6, 2016	9.1

9.30	Form of Voting Agreement.	8-K	December 27, 2016	10.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

10.3	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.4

10.5	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6	Offer Letter, dated June 22, 2007, by and between Soleno Therapeutics, Inc. and Ernest Mario, Ph.D.	S-1	June 10, 2014	10.6

10.7	Employment Agreement, dated April 6, 2010, by and between Soleno Therapeutics, Inc. and Anish Bhatnagar.	S-1	June 10, 2014	10.7

10.8	Offer Letter, dated May 29, 2013, between Soleno Therapeutics, Inc. and Anthony Wondka.	S-1	June 10, 2014	10.8

10.9	Offer Letter, dated April 17, 2014, by and between Soleno Therapeutics, Inc. and Antoun Nabhan.	S-1	June 10, 2014	10.9

10.10	Asset Purchase Agreement dated May 11, 2010, by and between Soleno Therapeutics, Inc. and BioMedical Drug Development Inc.	S-1	June 10, 2014	10.10

10.11	Convertible Note and Warrant Purchase Agreement, dated February 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.11

10.12	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated November 10, 2010, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.12

10.13	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated January 17, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.13

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.14	Convertible Note and Warrant Purchase Agreement, dated January 16, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.14

10.15	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated July 31, 2012, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.15

10.16	Omnibus Amendment to Convertible Promissory Notes and Warrants to Purchase Shares, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.16

10.17	Convertible Note and Warrant Purchase Agreement, dated April 28, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.17

10.18	Omnibus Amendment to Convertible Note and Warrant Purchase Agreement, Convertible Promissory Notes and Warrants to Purchase Shares, dated May 5, 2014, by and among Soleno Therapeutics, Inc. and the investors named therein.	S-1	June 10, 2014	10.18

10.19	Sublease, dated May 20, 2014, by and among Soleno Therapeutics, Inc. and Silicon Valley Finance Group.	S-1/A	July 1, 2014	10.19

10.20	Offer Letter, dated June 24, 2014, by and between Soleno Therapeutics, Inc. and David D. O’Toole.	S-1/A	July 22, 2014	10.20

10.21	Loan Agreement by and between Soleno Therapeutics, Inc. and the investors named therein, dated September 29, 2014.	S-1/A	September 29, 2014	10.21

10.22	Revised Second Tranche Closing Notice and Letter Amendment dated August 18, 2014 relating to the August 2014 Notes.	S-1/A	November 4, 2014	10.22

10.23	Second Tranche Subsequent Closing Notice and Letter Amendment dated October 22, 2014 relating to the October 2014 Notes.	S-1/A	November 4, 2014	10.23

10.24	Form of Warrant Exercise Agreement.	8-K	March 5, 2015	10.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.25	Advisory Agreement by and between Soleno Therapeutics, Inc. and Maxim Group LLC, dated March 4, 2015.	S-4	April 1, 2015	10.25

10.26	Agreement and First Amendment to Asset Purchase Agreement between the Company, BDDI and affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.1

10.27	Common Stock Purchase Agreement between the Company and an affiliate of BDDI, dated June 30, 2015.	8-K	July 7, 2015	10.2

10.28	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	4.1

10.29	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated July 24, 2015.	8-K	July 27, 2015	10.1

10.30	Engagement Letter dated September 17, 2015, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	October 15, 2015	1.1

10.31	Securities Purchase Agreement dated October 12, 2015.	8-K	October 15, 2015	10.1

10.32	Form of Registration Rights Agreement.	8-K	October 15, 2015	10.2

10.33	Form of Lock-Up Agreement.	8-K	October 15, 2015	10.3

10.34	Amendment No. 1 to Securities Purchase Agreement dated October 29, 2015.	S-1/A	December 22, 2015	10.33

10.35	Transfer and Distribution Agreement: United States: by and between Soleno Therapeutics, Inc. and Bemes, Inc. signed January 26, 2016.	8-K	January 28, 2016	10.1

10.36	Engagement Letter dated June 26, 2016, between Soleno Therapeutics, Inc. and Maxim Group, LLC.	8-K	July 6, 2016	1.1

10.37	Securities Purchase Agreement dated June 29, 2016.	8-K	July 6, 2016	10.1

10.38	Form of Registration Rights Agreement dated June 29, 2016.	8-K	July 6, 2016	10.2

10.39	Amendment No. 1 to Securities Purchase Agreement dated September 20, 2016.	S-1/A	September 20, 2016	10.39

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.40	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Soleno Therapeutics, Inc., a Delaware corporation, Essentialis, Inc., a Delaware corporation, Company E Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Soleno Therapeutics, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.1

10.41	Registration Rights Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.51

10.42	Common Stock Purchase Agreement between the Company and Aspire Capital Fund, LLC, dated January 27, 2017.	S-1	February 1, 2017	10.52

10.43	Stock Purchase Agreement made by and between the Company and NeoForce Holdings, Inc. a Delaware corporation dated July 18, 2017	8-K	July 24, 2017	2.1

10.44	Joint Venture Agreement dated as of December 4, 2017 by and among Soleno Therapeutics, Inc., Capnia, Inc., and OptAsia Healthcare Limited	8-K	December 8, 2017	2.1

10.45	Securities Purchase Agreement, dated as of December 11, 2017	8-K	December 13, 2017	10.1

10.46	Confidential Consulting Agreement, dated September 5, 2017 by and between FLG Partners, LLC and the Company	8-K	June 4, 2018	10.1

10.47	Securities Purchase Agreement, dated as of December 19, 2018	8-K	December 19, 2018	10.1

10.48	Employment Agreement with Kristen Yen	S-1	March 29, 2019	10.48

10.49	Underwriting Agreement, dated as of June 24, 2020, by and between the Company and Guggenheim Securities, LLC dated June 24, 2020	8-K	June 26, 2020	1.1

10.50	2020 Inducement Equity Incentive Plan, as amended on January 24, 2024	8-K	January 30, 2024	10.1

10.51	Employment Agreement by and between the Company and James Mackaness, dated as of November 11, 2020	8-K	November 13, 2020	10.1

10.52	Amendment to Employment Agreement by and between the Company and James Mackaness, dated as of January 8, 2021	8-K	January 13, 2021	10.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.53	Amendment to Employment Agreement by and between the Company and Kristen Yen, dated as of January 8, 2021	8-K	January 13, 2021	10.2

10.54	Amendment to Employment Agreement by and between the Company and Patricia Hirano, dated as of January 8, 2021	8-K	January 13, 2021	10.3

10.55	Lease agreement between the Company and Hudson Towers at Shore Center, LLC dated April 16, 2021	10-Q	May 5, 2021	10.55

10.56	Securities Purchase Agreement dated December 16, 2022	8-K	December 19, 2022	10.1

10.57	Amendment to lease agreement between Soleno Therapeutics, Inc. and Hudson Towers at Shore Center, LLC, dated as of April 24, 2023	10-Q	August 8, 2023	10.1

10.58	License Agreement for Space and Services, dated February 8, 2024, by and between Soleno Therapeutics, Inc. and Hudson Towers at Shore Center, LLC				X

10.59	Outside Director Compensation Policy				X

21.1	Subsidiaries				X

23.1	Consent of Marcum LLP				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

97.1	Compensation Recovery Policy				X

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soleno Therapeutics, Inc.

Date: March 6, 2024	By:	/S/ ANISH BHATNAGAR
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

Signature	Title	Date

/S/ ANISH BHATNAGAR Anish Bhatnagar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024

/S/ JAMES MACKANESS James Mackaness	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2024

/S/ ERNEST MARIO Ernest Mario	Chairman	March 6, 2024

/S/ ANDREW SINCLAIR Andrew Sinclair	Director	March 6, 2024

/S/ WILLIAM G. HARRIS William G. Harris	Director	March 6, 2024

/S/ GWEN MELINCOFF Gwen Melincoff	Director	March 6, 2024

/S/ BIRGITTE VOLCK Birgitte Volck	Director	March 6, 2024

/S/ MATTHEW PAULS Matthew Pauls	Director	March 6, 2024