Form 10-Q
period 2024-03-31
SOLENO THERAPEUTICS INC
filed 2024-05-09
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 2, 2024, there were 33,411,329 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$42,847	$169,681
Short-term investments	106,780	-
Prepaid expenses and other current assets	1,596	1,677
Total current assets	151,223	171,358
Long-term assets
Property and equipment, net	27	12
Operating lease right-of-use assets	338	407
Intangible assets, net	8,263	8,749
Long-term investments	8,821	-
Other long-term assets	165	165
Total assets	$168,837	$180,691
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,022	$3,149
Accrued compensation	1,226	3,135
Accrued clinical trial site costs	2,395	3,393
Operating lease liabilities	310	273
Other current liabilities	1,511	1,555
Total current liabilities	13,464	11,505
Long-term liabilities
Contingent liability for Essentialis purchase price	11,950	11,549
Long-term lease liabilities	37	130
Total liabilities	25,451	23,184
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,337,079 and 31,678,159 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	33	32
Additional paid-in-capital	441,267	433,885
Accumulated other comprehensive loss	(106)	-
Accumulated deficit	(297,808)	(276,410)
Total stockholders’ equity	143,386	157,507
Total liabilities and stockholders’ equity	$168,837	$180,691

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$14,602	$5,316
General and administrative	8,472	2,854
Change in fair value of contingent consideration	401	299
Total operating expenses	23,475	8,469
Operating loss	(23,475)	(8,469)
Other income, net
Interest income, net	2,077	113
Total other income, net	2,077	113
Net loss	$(21,398)	$(8,356)

Other comprehensive income (loss)
Net unrealized loss on marketable securities	(105)	—
Foreign currency translation adjustment	(1)	16
Total comprehensive loss	$(21,504)	$(8,340)

Net loss per common share, basic and diluted	$(0.59)	$(0.88)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	36,208,371	9,447,350

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2024	31,678,159	$32	$433,885	$-	$(276,410)	$157,507
Stock-based compensation	-	-	6,445	-	-	6,445
Issuance of restricted stock units under equity incentive plans	11,034	-	-	-	-	-
Exercise of common stock warrants and pre-funded common stock warrants	1,644,886	1	922	-	-	923
Exercise of stock options	3,000	-	15	-	-	15
Unrealized loss on marketable securities	-	-	-	(105)	-	(105)
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(21,398)	(21,398)
Balances at March 31, 2024	33,337,079	$33	$441,267	$(106)	$(297,808)	$143,386

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2023	8,159,382	$8	$247,762	$-	$(237,422)	$10,348
Stock-based compensation	-	-	495	-	-	495
Issuance of restricted stock units under equity incentive plans	9,534	-	136	-	-	136
Tax withholding payments for net share-settled equity awards	(128)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	16	-	16
Net loss	-	-	-	-	(8,356)	(8,356)
Balances at March 31, 2023	8,168,788	$8	$248,393	$16	$(245,778)	$2,639

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,398)	$(8,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	490	490
Accretion of premium/discount on investments	(473)	-
Non-cash lease expense	69	78
Stock-based compensation expense	6,445	631
Change in fair value of contingent consideration	401	299
Other non-cash reconciling items	(1)	16
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	81	(334)
Accounts payable	4,865	1,001
Accrued compensation	(1,909)	(954)
Accrued clinical trial site costs	(998)	309
Operating lease liabilities	(56)	(116)
Other liabilities	(44)	208
Net cash used in operating activities	(12,528)	(6,728)
Cash flows from investing activities
Purchases of property and equipment	(11)	-
Purchases of marketable securities	(115,233)	-
Net cash used in investing activities	(115,244)	-
Cash flows from financing activities:
Proceeds from exercise of common stock warrants	923	-
Proceeds from exercise of stock options	15	-
Net cash provided by financing activities	938	—
Net decrease in cash and cash equivalents	(126,834)	(6,728)
Cash and cash equivalents, beginning of period	169,681	14,602
Cash and cash equivalents, end of period	$42,847	$7,874

Supplemental disclosure of non-cash financing information
Purchases of property and equipment included in accounts payable	$8	$-

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

March 31, 2024

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

Note 2. Liquidity

The Company had a net loss of $21.4 million during the three months ended March 31, 2024 and has an accumulated deficit of $297.8 million at March 31, 2024 resulting from having incurred losses since its inception. The Company had $42.8 million of cash and cash equivalents on hand, $106.8 million of short-term investments and $8.8 million of long-term investments at March 31, 2024, and used $12.5 million of cash in its operating activities during the three months ended March 31, 2024.

The Company has financed its operations principally through issuance of equity securities. On October 2, 2023, the Company closed a public and concurrent private financing with gross proceeds of $129.0 million.

In December 2022, the Company entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants (Tranche A and Tranche B) and the common stock issuable upon the exercise thereof. Through March 31, 2024, the Company has received $10.0 million from the sale of these warrants and $33.5 million in proceeds from the exercise of certain of these warrants. Warrants with an aggregate exercise price of $16.5 million are still outstanding.

The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash, cash equivalents and short-term investments balances will be sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2024 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2023, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 7, 2024.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and non-credit related losses that are determined to be temporary, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than three months but less than one year as short-term investments, and those with remaining maturities greater than one year are classified as long-term investments. Realized gains and losses are calculated using the specific identification method and recorded as interest income and were immaterial for all periods presented.

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

The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at March 31, 2024 (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$115,706	$-	$(105)	$115,601
Total	$115,706	$-	$(105)	$115,601

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$22,578	$22,578	$—	$—
U.S. Treasury securities	115,601	—	115,601	—
Total assets	$138,179	$22,578	$115,601	$—

Liabilities
Essentialis purchase price contingency liability	$11,950	$—	$—	$11,950
Total liabilities	$11,950	$—	$—	$11,950

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
Essentialis purchase price contingency liability	$11,549	$—	$—	$11,549
Total liabilities	$11,549	$—	$—	$11,549

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the U.S. Food and Drug Administration (FDA) as well as achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of this occurring, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, an 88% probability of achieving all three milestones was determined to be reasonable as of both March 31, 2024 and December 31, 2023. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2024 and 2023 (dollars in thousands):

			Purchase Price
			Contingent Liability
Balance at January 1, 2024			$11,549
Change in value of contingent liability			401
Balance at March 31, 2024			$11,950

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2023	34,241	$1	$8,835
Change in value of contingent liability	—	—	299
Balance at March 31, 2023	34,241	$1	$9,134

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

The 2018 PIPE Warrants were either exercised prior to or expired on December 21, 2023.

Note 6. Commitments and Contingencies

Facility Leases

The Company’s operating lease for its headquarters facility office space in Redwood City, California began in June 2021 and expired in May 2023. In April 2023, the Company entered into a twenty-four month lease extension commencing on June 1, 2023. The term of the lease extension expires in May 2025. On February 8, 2024, the Company entered into a six-month office license agreement to license 4,141 square feet of additional space adjacent to its existing office where the Company is currently located. The term for the additional space expires on October 31, 2024, unless terminated earlier in accordance with the license agreement.

The Company's operating lease ROU assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company's condensed consolidated balance sheet. As of March 31, 2024 and December 31, 2023, the Company's short-term liabilities were equal to $0.3 million and $0.3 million, respectively, and the long-term operating lease liabilities were equal to $37 thousand and $0.1 million, respectively. Due to the short-term nature of the February 2024 office license agreement, the license agreement obligations are not included in the Company's right-of-use assets and lease liabilities on the Company's condensed consolidated balance sheet.

In 2023, the Company recorded an increase to its right-of-use asset by $0.6 million and an increase to its lease liability by $0.6 million as a result of the 2023 lease extension. The weighted average discount rate related to the Company's lease liabilities as of March 31, 2024 was 8.25% over a remaining term of 14 months. The weighted average discount rate related to the Company's lease liabilities as of December 31, 2023 was 8.25% over a remaining term of 17 months. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The following is a schedule by year of future maturities of the Company's operating lease liabilities as of March 31, 2024 (in thousands):

2024 (remainder of the year)	$191
2025	175
Total lease payments	366
Less interest	(19)
Total	$347

The components of lease expense during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost:
Operating lease cost	$77	$81
Variable lease cost	4	—
Short-term lease cost	34	10
Total operating lease cost	$115	$91

Supplemental cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
	Three Months Ended March 31,
	2024	2023
Operating cash flows from operating leases	$64	$119

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

Public Offering of Common Stock and Concurrent Private Placement of Common Stock and Pre-Funded Warrants

On October 2, 2023, the Company closed an underwritten public offering of 3,450,000 shares of its common stock at a public offering of $20.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $69.0 million, before deducting the underwriting discount and other offering expenses. Concurrently, the Company also completed the closing of 1,825,000 shares of its common stock and 1,175,000 pre-funded warrants in a private offering pursuant to a securities purchase agreement with certain investors, including entities affiliated with existing stockholders, at a price per share of common stock equal to the public offering price of $20.00 and a price per per-funded warrant of $19.99, for total gross proceeds of approximately $60.0 million. In aggregate, the Company received $129.0 million of gross proceeds less offering costs of $8.2 million The Company is not required under any circumstance to settle any of the pre-funded warrants for cash, and therefore classified the pre-funded warrants as permanent equity.

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

The warrants were separated into two tranches with 8,598,870 Tranche A Warrants with an exercise price of $1.75 per share and an aggregate proceeds of up to approximately $15.0 million, and 14,000,000 Tranche B Warrants with an exercise price of $2.50 per share and an aggregate proceeds of up to $35.0 million. The Tranche A warrants were immediately exercisable and were required to be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602. On September 26, 2023, the Company announced positive top-line data and subsequently received $15.0 million from the exercise of the Tranche A warrants. The Tranche B warrants are also immediately exercisable and expire upon the earlier of 3.5 years from the date of issuance or 30 days following receipt of FDA approval of DCCR for the treatment of PWS. Through March 31, 2024, certain investors had exercised their Tranche B warrants and the Company has received $18.5 million. The receipt of the aggregate exercise price of up to $16.5 million for the remaining Tranche B warrants is contingent upon the exercise of such warrants.

Underwritten Public Offering

On March 31, 2022, the Company sold 2,666,667 shares of its common stock at a public offering price of $3.75 per share, and for certain investors, in lieu of common stock, pre-funded warrants (the 2022 pre-funded warrants) to purchase 1,333,333 shares of its common stock at a public offering price $3.60 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.15 per share exercise price for each 2022 pre-funded warrant. The March 2022 pre-funded warrants are immediately exercisable and may be exercised at any time until all of the March 2022 pre-funded warrants are exercised in full. Each share of common stock or March 2022 pre-funded warrant was sold together with one, immediately exercisable, common warrant (the 2022 common warrants) with a five-year term to purchase one share of common stock at an exercise price of $4.50 per share. The net proceeds of the offering were $13.8 million, after deducting the underwriting discount and other offering expenses. The Company is not required under any circumstance to settle any of the 2022 pre-funded warrants or the 2022 common warrants for cash, and therefore classified both types of warrants as permanent equity.

Through March 31, 2024, 2,190,932 of the March 2022 common warrants had been exercised for gross proceeds of $9.8 million and all 1,280,965 of the March 2022 pre-funded warrants were exercised in 2023 using the cashless exercise option with no additional proceeds received by the Company.

Other Common Stock Warrants

As of March 31, 2024, the Company had 6,804 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $365.25 and a term of 10 years expiring in November 2024. The Company also had 1,100 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $535.50 and a term of 10 years, expiring in November 2024.

As of March 31, 2024 and December 31, 2023, the following table summarizes the Company's outstanding common stock warrants:

	As of March 31, 2024		As of December 31, 2023
	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Expiration Date
Common stock warrants	7,904	$388.94	7,904	$388.94	November 2024
March 2022 Common warrants	1,809,068	$4.50	1,929,066	$4.50	March 2027
May 2023 Tranche A pre-funded warrants	2,258,281	$0.01	2,758,281	$0.01	November 2026
May 2023 Tranche B warrants	6,600,000	$2.50	6,750,000	$2.50	November 2026 (1)
May 2023 Tranche B pre-funded warrants	451,632	$0.01	451,632	$0.01	November 2026
October 2023 pre-funded warrants	300,000	$0.01	1,175,000	$0.01	N/A
Total	11,426,885		13,071,883

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

On January 17, 2024, the Company filed a Registration Statement on Form S-8 which registered an additional 1,000,000 shares automatically available for issuance under the 2014 Plan as of December 31, 2023. As of March 31, 2024, a total of 392,044 shares are available for future grant under the 2014 Plan.

Inducement Plan

The Company maintains the 2020 Inducement Equity Incentive Plan (the Inducement Plan). The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the 2014 Plan.

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition. On January 31, 2024, the Company filed a Registration Statement on Form S-8 which registered 500,000 shares available for issuance under the Inducement Plan, which became available for issuance following approval of the Board of Directors on January 24, 2024.

As of March 31, 2024, a total of 452,868 shares are available for future grant under the Inducement Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,461	$182
General and administrative	3,984	449
Total	$6,445	$631

Stock Options

The Company granted options to purchase 736,680 and 240,000 shares of the Company’s common stock to employees and a consultant during the three months ended March 31, 2024 and 2023, respectively. There were no performance-based options granted during the three months ended March 31, 2024 and 2023, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected life (years)	5.8-6.1	6.0
Risk-free interest rate	4.0%-4.1%	3.5%-4.0%
Volatility	122%-124%	98%-99%
Dividend rate	— %	— %

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

The following table summarizes stock option transactions for the three months ended March 31, 2024 which were for awards issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2024	2,369,665	$11.56	8.72	$70,834
Options granted	736,680	41.61
Options exercised	—	—
Options canceled/forfeited	(3,489)	5.14
Balance at March 31, 2024	3,102,856	$18.70	8.80	$78,661
Options exercisable at March 31, 2024	949,919	$16.59	7.74	$27,528
Options vested and expected to vest at March 31, 2024	3,079,898	$18.59	8.81	$78,661

The weighted-average grant date fair value of options granted was $36.70 and $1.88 per share for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, total unrecognized employee stock-based compensation related to stock options that are likely to vest was $33.1 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years.

Restricted Stock Units

There were 359,030 restricted stock units granted to employees by the Company during the three months ended March 31, 2024. During the three months ended March 31, 2024, there were 10,000 performance-based restricted stock units granted by the Company to a consultant. There were no restricted stock units granted during the three months ended March 31, 2023. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the three months ended March 31, 2024 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2024	15,534	$43.92
Restricted stock units granted	369,030	$36.96
Restricted stock units vested	(85,284)	$38.79
Restricted stock units canceled/forfeited	-	$0.00
Outstanding at March 31, 2024	299,280	$36.80

The weighted-average grant-date fair value of all restricted stock units granted during the three months ended March 31, 2024 was $36.96. There were no restricted stock units granted during the three months ended March 31, 2023. The fair value of all restricted stock units vested during the three months ended March 31, 2024 and 2023 was $3.7 million and $23,000, respectively. At March 31, 2024, total unrecognized employee stock-based compensation related to restricted stock units was $10.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 0.6 years.

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

As of March 31, 2024, there were no purchases by employees under this plan.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in March 2022 and October 2023 and in connection with the exercise of certain May 2023 Tranche A and Tranche B warrants, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022, May 2023 and October 2023 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the March 2022, May 2023 and October 2023 common warrants issued do not participate in losses. For the three months ended March 31, 2024 and 2023, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are the weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:

	As of March 31,
	2024	2023
Common stock	32,432,524	8,166,385
March 2022 pre-funded warrants	-	1,280,965
May 2023 Tranche A pre-funded warrants	2,408,830	-
May 2023 Tranche B pre-funded warrants	451,632	-
October 2023 pre-funded warrants	915,385	-
Total	36,208,371	9,447,350

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of March 31,
	2024	2023
Warrants issued to 2010/2012 convertible note holders to purchase common stock	6,804	6,804
Warrants issued to underwriter to purchase common stock	1,100	1,100
2018 PIPE warrants	-	34,241
March 2022 common warrants	1,809,068	4,000,000
May 2023 Tranche B warrants	6,600,000	-
Options to purchase common stock	3,102,856	926,325
Outstanding restricted stock units	299,280	9,534
Total	11,819,108	4,978,004

Note 9. Subsequent Events

On May 9, 2024, the Company announced the closing of the underwritten public offering of 3,450,000 shares of its common stock at a public offering price of $46.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $158.7 million, before deducting the underwriter discount and other estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Form 10-K for the year ended December 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Business Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is DCCR (Diazoxide Choline) Extended-Release tablets, a once-daily oral tablet for the treatment of Prader-Willi syndrome (PWS). We have a Fast-Track designation for DCCR in PWS and orphan designation for the treatment of PWS in the United States (U.S.) as well as in the European Union (E.U.).

DCCR has been evaluated in a Phase 3 study (C601 or DESTINY PWS), a 3-month randomized, double-blind placebo-controlled study, which completed enrollment in January 2020, with 127 patients at 29 sites in the U.S. and U.K. Participants who completed treatment in DESTINY PWS were eligible to receive DCCR in a long-term open-label extension period (C602). Top line results from DESTINY PWS were announced in June 2020. Although the trial did not meet its primary endpoint of change from baseline in hyperphagia, significant improvements were observed in two of three key secondary endpoints.

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

In January 2022, the FDA recommended that additional controlled data be included in a New Drug Approval (NDA) submission and in March 2022, we submitted an amended protocol that incorporated a randomized withdrawal (RW) period to Study C602 in order to obtain additional controlled data requested by the FDA. The RW period of Study C602 was a multi-center, randomized, double-blind, placebo-controlled study of DCCR in 77 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consisted only of patients enrolled in Study C602 and did not enroll any new patients. We announced the initiation of the RW period for Study C602 in October 2022, and completed enrollment in May 2023. The FDA has acknowledged that data from the study has the potential to support an NDA submission for DCCR.

In September 2023, we announced positive statistically significant top-line results from the RW period of Study C602. Subsequently, we received pre-NDA meeting minutes. The FDA stated that the potential for data from the DCCR clinical program to provide substantial evidence of effectiveness will be a matter of review following the submission of an NDA. In April 2024, we announced the FDA has granted Breakthrough Therapy Designation for DCCR, the first ever breakthrough designation for a drug being developed for PWS. We plan to submit our NDA for DCCR to the FDA in mid-2024.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,		Increase (decrease)
	2024	2023	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$14,602	$5,316	$9,286	175%
General and administrative	8,472	2,854	5,618	197%
Change in fair value of contingent consideration	401	299	102	34%
Total operating expenses	23,475	8,469	15,006	177%
Operating loss	(23,475)	(8,469)	(15,006)	177%
Other income, net
Interest income, net	2,077	113	1,964	1738%
Total other income, net	2,077	113	1,964	1738%
Net loss	$(21,398)	$(8,356)	$(13,042)	156%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense was $14.6 million for the three months ended March 31, 2024, an increase of $9.3 million from the three months ended March 31, 2023. Headcount costs increased $3.1 million as we hired additional employees in support of our research and development activities and incurred higher non-cash stock-based compensation expense. Costs in support of our NDA submission increased $4.0 million and we invested $2.2 million in manufacturing projects in preparation for commercial launch. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of an NDA and prepare for commercial launch.

General and administrative expense

General and administrative expense was $8.5 million for the three months ended March 31, 2024, an increase of $5.6 million from the three months ended March 31, 2024. Headcount costs increased $4.3 million due to non-cash stock-based compensation expense and hiring additional employees in support of our increased business activities. Professional services expenses and costs associated with preparation for commercial launch increased by $1.3 million.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $12.0 million as of March 31, 2024, a $0.4 million increase from the estimate as of December 31, 2023. During the three months ended March 31, 2023, the estimate increased by $0.3 million from the $8.8 million estimate as of December 31, 2022.

Other income, net

We had other income, net of approximately $2.1 million in the three months ended March 31, 2024, compared to other income of $113,000 during the three months ended March 31, 2023. The increase was primarily due to an increase in interest income driven by higher cash and cash equivalents and short-term and long-term investments during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

We had a net loss of $21.4 million during the three months ended March 31, 2024 and an accumulated deficit of $297.8 million at March 31, 2024 as a result of having incurred losses since our inception. We had $42.8 million in cash and cash equivalents, $106.8 million of short-term investments, $8.8 million of long-term investments and $137.8 million of working capital at March 31, 2024, and used $12.5 million of cash in operating activities during the three months ended March 31, 2024. As of March 31, 2024, we had lease obligations totaling $0.3 million to be paid through May 2025, consisting of an operating lease for office space in Redwood City, California.

We have financed our operations principally through issuances of equity securities. In December 2022, we entered into a securities purchase agreement providing for the sale of up to $60.0 million in warrants and the common stock issuable upon the exercise thereof. Through March 31, 2024, we have received $10.0 million from the sale of these warrants and $33.5 million in proceeds from the exercise of certain of these warrants. Warrants with an aggregate exercise price of $16.5 million are still outstanding. In October 2023, we announced the closing of the underwritten public offering of 3,450,000 shares of our common stock at a public offering of $20.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $69.0 million, before deducting the underwriting discount and other estimated offering expenses. We also announced the closing shares of our common stock and pre-funded warrants in a concurrent private offering pursuant to the securities purchase agreement with certain investors, including entities affiliated with existing stockholders, at a price per share of common stock equal to the public offering price of $20.00 and a price per per-funded warrant of $19.99, for gross proceeds of approximately $60.0 million. In aggregate, we received $129.0 million of gross proceeds from this financing.

We expect to continue incurring losses for the foreseeable future and may require additional capital to complete our clinical trials, pursue product development initiatives and penetrate markets for the sale of our products. We believe that we will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the access to such capital resources is uncertain and is not assured. In the future, if we are unable to secure additional capital, we may be required to curtail our clinical trials and development of new products and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to complete clinical trials and commercialize our products, which is critical to the realization of our business plan and our future operations.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(12,528)	$(6,728)
Net cash used in investing activities	(115,244)	—
Net cash provided by financing activities	938	—
Net decrease in cash and cash equivalents	$(126,834)	$(6,728)

Net cash used in operating activities

During the three months ended March 31, 2024, operating activities used net cash of $12.5 million, which was primarily due to the net loss of $21.4 million and accretion of premium/discount on investments of $0.5 million, less non-cash expense of $6.4 million for stock-based compensation, $0.5 million for depreciation and amortization, $0.1 million for non-cash lease expense, and $0.4 million related to the change in fair value of contingent consideration. Additionally, usage of cash during the three months ended March 31, 2024 increased by $2.0 million due to changes in operating assets and liabilities.

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

Net cash used in investing activities

During the three months ended March 31, 2024, we used $115.2 million for purchases of marketable securities and $11,000 for purchases of property and equipment.

During the three months ended March 31, 2023, there were no investing activities.

Net cash provided by financing activities

During the three months ended March 31, 2024, we received $923,000 from the exercise of common stock warrants. We also received $15,000 from the exercise of stock options.

During the three months ended March 31, 2023, there were no financing activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2024. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)