Form 10-Q
period 2024-06-30
SOLENO THERAPEUTICS INC
filed 2024-08-07
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, there were 38,871,594 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$57,024	$169,681
Marketable securities	209,099	—
Prepaid expenses and other current assets	1,379	1,677
Total current assets	267,502	171,358
Long-term assets
Property and equipment, net	19	12
Operating lease right-of-use assets	268	407
Intangible assets, net	7,777	8,749
Long-term marketable securities	28,482	-
Other long-term assets	83	165
Total assets	$304,131	$180,691
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,716	$3,149
Accrued compensation	2,149	3,135
Accrued clinical trial site costs	1,863	3,393
Operating lease liabilities	296	273
Other current liabilities	1,126	1,555
Total current liabilities	9,150	11,505
Long-term liabilities
Contingent liability for Essentialis purchase price	13,587	11,549
Common stock purchase liability	637	—
Long-term lease liabilities	—	130
Total liabilities	23,374	23,184
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,386,779 and 31,678,159 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	38	32
Additional paid-in-capital	600,534	433,885
Accumulated other comprehensive loss	(153)	-
Accumulated deficit	(319,662)	(276,410)
Total stockholders’ equity	280,757	157,507
Total liabilities and stockholders’ equity	$304,131	$180,691

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$12,342	$5,141	$26,944	$10,457
General and administrative	10,889	3,169	19,361	6,023
Change in fair value of contingent consideration	1,637	313	2,038	612
Total operating expenses	24,868	8,623	48,343	17,092
Operating loss	(24,868)	(8,623)	(48,343)	(17,092)
Other income, net
Change in fair value of warrants liabilities	—	1	—	1
Interest income, net	3,014	147	5,091	260
Total other income, net	3,014	148	5,091	261
Net loss	$(21,854)	$(8,475)	$(43,252)	$(16,831)

Other comprehensive income (loss)
Net unrealized loss on marketable securities	(46)	—	(151)	—
Foreign currency translation adjustment	(1)	(16)	(2)	—
Total comprehensive loss	$(21,901)	$(8,491)	$(43,405)	$(16,831)

Net loss per common share, basic and diluted	$(0.57)	$(0.81)	$(1.16)	$(1.69)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	38,631,565	10,423,598	37,419,968	9,938,171

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2024	31,678,159	$32	$433,885	$-	$(276,410)	$157,507
Stock-based compensation	-	-	6,445	-	-	6,445
Issuance of restricted stock units under equity incentive plans	11,034	-	-	-	-	-
Exercise of common stock warrants and pre-funded common stock warrants	1,644,886	1	922	-	-	923
Exercise of stock options	3,000	-	15	-	-	15
Unrealized loss on marketable securities	-	-	-	(105)	-	(105)
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(21,398)	(21,398)
Balances at March 31, 2024	33,337,079	33	441,267	(106)	(297,808)	143,386
Stock-based compensation	-	-	7,160	-	-	7,160
Issuance of restricted stock units under equity incentive plans	75,750	-	-	-	-	-
Sale of common stock, net of issuance costs of $9,746	3,450,000	4	148,951	-	-	148,955
Exercise of common stock warrants and pre-funded common stock warrants	1,435,319	1	2,619	-	-	2,620
Exercise of stock options	88,631	-	537	-	-	537
Unrealized loss on marketable securities	-	-	-	(46)	-	(46)
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(21,854)	(21,854)
Balances at June 30, 2024	38,386,779	$38	$600,534	$(153)	$(319,662)	$280,757

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2023	8,159,382	$8	$247,762	$-	$(237,422)	$10,348
Stock-based compensation	-	-	495	-	-	495
Issuance of restricted stock units under equity incentive plans	9,534	-	136	-	-	136
Tax withholding payments for net share-settled equity awards	(128)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	16	-	16
Net loss	-	-	-	-	(8,356)	(8,356)
Balances at March 31, 2023	8,168,788	8	248,393	16	(245,778)	2,639
Stock-based compensation	-	-	1,204	-	-	1,204
Issuance of common stock warrants, net of issuance costs	-	-	9,973	-	-	9,973
Sale of common stock, net of costs	1,772,397	2	7,099	-	-	7,101
Foreign currency translation adjustment	-	-	-	(16)	-	(16)
Net loss	-	-	-	-	(8,475)	(8,475)
Balances at June 30, 2023	9,941,185	$10	$266,669	$-	$(254,253)	$12,426

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(43,252)	$(16,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	984	979
Accretion of premium/discount on marketable securities	(1,586)	-
Non-cash lease expense	139	187
Stock-based compensation expense	13,605	1,835
Change in fair value of stock warrants	-	(1)
Change in fair value of contingent consideration	2,038	612
Other non-cash reconciling items	(2)	—
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	380	(290)
Accounts payable	567	1,679
Accrued compensation	(986)	(510)
Accrued clinical trial site costs	(1,530)	244
Operating lease liabilities	(107)	(227)
Other liabilities	(429)	29
Net cash used in operating activities	(30,179)	(12,294)
Cash flows from investing activities
Purchases of property and equipment	(19)	-
Purchases of marketable securities	(261,146)	-
Maturities of marketable securities	25,000	-
Net cash used in investing activities	(236,165)	-
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	148,955	7,099
Proceeds received prior to and for the issuance of common stock	637	-
Proceeds from the sale of common stock and common stock warrants, net of costs	-	9,961
Proceeds from exercise of common stock and pre-funded stock warrants	3,543	-
Proceeds from exercise of stock options	552	-
Net cash provided by financing activities	153,687	17,060
Net (decrease) increase in cash and cash equivalents	(112,657)	4,766
Cash and cash equivalents, beginning of period	169,681	14,602
Cash and cash equivalents, end of period	$57,024	$19,368

Supplemental disclosure of non-cash financing information
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$-	$597
Unpaid financing costs included in accounts payable	$-	$14

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

June 30, 2024

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Its lead candidate is DCCR (Diazoxide Choline) Extended-Release tablets, a once-daily oral tablet for the treatment of Prader-Willi syndrome (PWS). DCCR has received Fast-Track designation for the treatment of PWS in the United States (U.S.) and orphan designation for the treatment of PWS in the U.S. as well as in the European Union (E.U.). On April 29, 2024, the Company received Breakthrough Therapy designation from the U.S. Food and Drug Administration (FDA) for DCCR in PWS and on June 28, 2024, the Company submitted a new drug application (NDA) to the FDA for DCCR for the treatment of PWS in individuals four years and older who have hyperphagia.

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

Note 2. Liquidity

The Company had a net loss of $43.3 million during the six months ended June 30, 2024 and has an accumulated deficit of $319.7 million at June 30, 2024 resulting from having incurred losses since its inception. The Company had $57.0 million of cash and cash equivalents on hand, $209.1 million of marketable securities and $28.5 million of long-term marketable securities on June 30, 2024, and used $30.2 million of cash in its operating activities during the six months ended June 30, 2024.

The Company has financed its operations principally through issuance of equity securities. On May 9, 2024, the Company closed an underwritten public offering of 3,450,000 shares of its common stock at a public offering price of $46.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $158.7 million, before deducting the underwriter discount and other offering expenses, totaling approximately $9.7 million. On July 19, 2024, the Company entered into an Open Market AgreementSM (the "Sales Agreement") with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of its common stock having an aggregate offering price of up to $150,000,000.

In December 2022, the Company entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants (Tranche A and Tranche B) and the common stock issuable upon the exercise thereof. Through June 30, 2024, the Company has received $10.0 million from the sale of these warrants and $35.6 million in proceeds from the exercise of certain of these warrants. Warrants with an aggregate exercise price of $14.4 million are still outstanding.

The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash, cash equivalents and marketable securities balances will be sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three and six months ended June 30, 2024 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2023, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 7, 2024.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and non-credit related losses that are determined to be temporary, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than three months but less than one year as marketable securities, and those with remaining maturities greater than one year are classified as long-term marketable securities. Realized gains and losses are calculated using the specific identification method and recorded as interest income and were immaterial for all periods presented.

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

The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at June 30, 2024 (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$237,732	$-	$(151)	$237,581
Total	$237,732	$-	$(151)	$237,581

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$39,829	$39,829	$-	$-
Total cash equivalents	$39,829	$39,829	$—	$—

Marketable securities:
U.S. Treasury securities	237,581	—	237,581	—
Total marketable securities	$237,581	$—	$237,581	$—
Total assets	$277,410	$39,829	$237,581	$—

Liabilities
Essentialis purchase price contingency liability	$13,587	$—	$—	$13,587
Total liabilities	$13,587	$—	$—	$13,587

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
Essentialis purchase price contingency liability	$11,549	$—	$—	$11,549
Total liabilities	$11,549	$—	$—	$11,549

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the U.S. Food and Drug Administration (FDA) as well as achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue. The Level 3 estimates are based, in part, on subjective assumptions. In determining the likelihood of this occurring, the analysis relied on published research relating to clinical development success rates. Based on management’s assessment, an 88% probability of achieving all three milestones was determined to be reasonable as of both June 30, 2024 and December 31, 2023. During the periods presented, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2024 and 2023 (dollars in thousands):

			Purchase Price
			Contingent Liability
Balance at January 1, 2024			$11,549
Change in value of contingent liability			2,038
Balance at June 30, 2024			$13,587

	2018 PIPE Warrants		Purchase Price
	Number of Warrants	Liability	Contingent Liability
Balance at January 1, 2023	34,241	$1	$8,835
Change in value of 2018 PIPE Warrants	—	(1)
Change in value of contingent liability	—	—	612
Balance at June 30, 2023	34,241	$—	$9,447

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

Note 6. Commitments and Contingencies

Facility Leases

The Company’s operating lease for its headquarters facility office space in Redwood City, California began in June 2021 and expired in May 2023. In April 2023, the Company entered into a twenty-four month lease extension commencing on June 1, 2023. The term of the lease extension expires in May 2025. On February 8, 2024, the Company entered into a six-month office license agreement to license 4,141 square feet of additional space adjacent to its existing office where the Company is currently located. The term for the additional space expires on October 31, 2024, unless terminated earlier in accordance with the license agreement. In July 2024, the Company provided notice of early termination of the license agreement for the additional space effective September 17, 2024.

On June 13, 2024, the Company entered into a new office lease in Redwood City, California for office space for its headquarters facility. The lease provides office space of approximately 18,026 square feet and for base monthly rent payments beginning at $57,400 that increase annually by approximately 3.0% over the term of five years from the date of occupancy. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. The lease commencement date is September 1, 2024 when the premises will be available for occupancy and therefore as the office lease has not commenced, the related operating lease ROU assets and liabilities are not recorded in the Company's condensed consolidated balance sheet as of June 30, 2024.

The Company's operating lease ROU assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company's condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, the Company's short-term liabilities were equal to $0.3 million and $0.3 million, respectively, and the long-term operating lease liabilities were equal to zero and $0.1 million, respectively. Due to the short-term nature of the February 2024 office license agreement, the license agreement obligations are not included in the Company's right-of-use assets and lease liabilities on the Company's condensed consolidated balance sheet.

In 2023, the Company recorded an increase to its right-of-use asset by $0.6 million and an increase to its lease liability by $0.6 million as a result of the 2023 lease extension. The weighted average discount rate related to the Company's lease liabilities as of June 30, 2024 was 8.25% over a remaining term of 11 months. The weighted average discount rate related to the Company's lease liabilities as of December 31, 2023 was 8.25% over a remaining term of 17 months. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The components of lease expense during the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost:
Operating lease cost	$77	$78	$154	$159
Variable lease cost	4	—	8	—
Short-term lease cost	59	11	93	21
Total operating lease cost	$140	$89	$255	$180

Supplemental cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
	Six Months Ended June 30,
	2024	2023
Operating cash flows from operating leases	$121	$119

The following is a schedule by year of future maturities of the Company's operating lease liabilities as of June 30, 2024 with the new office lease included as other lease commitments (in thousands):

	Operating lease liabilities	Other lease commitments	Total lease obligations
2024 (remainder of the year)	$134	$—	$134
2025	175	408	583
2026	—	751	751
2027	—	861	861
2028	—	942	942
Thereafter	—	665	665
Total lease payments	309	3,627	3,936
Less interest	(13)	—	(13)
Total	$296	$3,627	$3,923

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

Public Offering of Common Stock

On May 9, 2024, the Company closed an underwritten public offering of 3,450,000 shares of its common stock at a public offering price of $46.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $158.7 million, before deducting the underwriter discount and other offering expenses, totaling approximately $9.7 million.

Public Offering of Common Stock and Concurrent Private Placement of Common Stock and Pre-Funded Warrants

On October 2, 2023, the Company closed an underwritten public offering of 3,450,000 shares of its common stock at a public offering of $20.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $69.0 million, before deducting the underwriting discount and other offering expenses. Concurrently, the Company also completed the closing of 1,825,000 shares of its common stock and 1,175,000 pre-funded warrants in a private offering pursuant to a securities purchase agreement with certain investors, including entities affiliated with existing stockholders, at a price per share of common stock equal to the public offering price of $20.00 and a price per pre-funded warrant of $19.99, for total gross proceeds of approximately $60.0 million. In aggregate, the Company received $129.0 million of gross proceeds less offering costs of $8.2 million The Company is not required under any circumstance to settle any of the pre-funded warrants for cash, and therefore classified the pre-funded warrants as permanent equity.

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

The warrants were separated into two tranches with 8,598,870 Tranche A Warrants with an exercise price of $1.75 per share and aggregate proceeds of up to approximately $15.0 million, and 14,000,000 Tranche B Warrants with an exercise price of $2.50 per share and aggregate proceeds of up to $35.0 million. The Tranche A warrants were immediately exercisable and were required to be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602. On September 26, 2023, the Company announced positive top-line data and subsequently received $15.0 million from the exercise of the Tranche A warrants. The Tranche B warrants are also immediately exercisable and expire upon the earlier of 3.5 years from the date of issuance or 30 days following receipt of FDA approval of DCCR for the treatment of PWS. Through June 30, 2024, certain investors had exercised their Tranche B warrants and the Company has received $20.6 million. The receipt of the aggregate exercise price of up to $14.4 million for the remaining Tranche B warrants is contingent upon the exercise of such warrants.

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

Through June 30, 2024, 2,516,257 of the March 2022 common warrants had been exercised for gross proceeds of $11.3 million and all 1,333,333 of the March 2022 pre-funded warrants were exercised in 2023 using the cashless exercise option with no additional proceeds received by the Company.

At the Market Offering

In July 2021, the Company entered into a Controlled Equity Offering Sales Agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $25.0 million from time to time in any method permitted by law deemed to be an "at-the-market" Rule 415 under the Securities Act of 1933, as amended. The Controlled Equity Offering Sales

Agreement was terminated in connection with the October 2, 2023 financing. While active, the Company sold 1,877,170 shares of common stock through the at the market program, totaling $7.4 million in net proceeds.

Other Common Stock Warrants

As of June 30, 2024, the Company had 6,804 common stock warrants outstanding from the 2010/2012 convertible notes, with an exercise price of $365.25 and a term of 10 years expiring in November 2024. The Company also had 1,100 common stock warrants issued to the underwriter in the Company’s IPO, with an exercise price of $535.50 and a term of 10 years, expiring in November 2024.

As of June 30, 2024 and December 31, 2023, the following table summarizes the Company's outstanding common stock warrants:

	As of June 30, 2024		As of December 31, 2023
	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Expiration Date
Common stock warrants	7,904	$388.94	7,904	$388.94	November 2024
March 2022 Common warrants	1,483,743	$4.50	1,929,066	$4.50	March 2027
May 2023 Tranche A pre-funded warrants	2,001,516	$0.01	2,758,281	$0.01	November 2026
May 2023 Tranche B warrants	5,775,000	$2.50	6,750,000	$2.50	November 2026 (1)
May 2023 Tranche B pre-funded warrants	451,632	$0.01	451,632	$0.01	November 2026
October 2023 pre-funded warrants	250,000	$0.01	1,175,000	$0.01	N/A
Total	9,969,795		13,071,883

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

On January 17, 2024, the Company filed a Registration Statement on Form S-8 which registered an additional 1,000,000 shares automatically available for issuance under the 2014 Plan as of December 31, 2023. On June 6, 2024, the stockholders approved the Amended and Restated 2014 Plan which included an increase of 2,000,000 shares, which became immediately available for grant and issuance. As of June 30, 2024, a total of 2,359,544 shares are available for future grant under the 2014 Plan. On July 17, 2024, the Board of Directors granted 1,593,000 restricted stock units with a combination of performance and service conditions. The total stock-based compensation related to the grant was $77.5 million which is expected to be recognized over the expected vesting period for the awards.

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

As of June 30, 2024, a total of 149,168 shares are available for future grant under the Inducement Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,705	$470	$5,166	$652
General and administrative	4,455	734	8,439	1,183
Total	$7,160	$1,204	$13,605	$1,835

Stock Options

The Company granted options to purchase 343,700 and 1,346,454 shares of the Company’s common stock to employees during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the Company granted options to purchase 1,080,380 of the Company's common stock to employees and a consultant, and during the six months ended June 30, 2023, the Company granted 1,586,454 of the Company's common stock to employees. There were no performance-based options granted during the three and six months ended June 30, 2024 and 2023, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected life (years)	6.1	5.3-6.0	5.8-6.1	5.3-6.0
Risk-free interest rate	4.3%-4.6%	3.6%-3.9%	4.0%-4.6%	3.5%-4.0%
Volatility	122%	99%	122%-124%	98%-99%
Dividend rate	— %	— %	— %	— %

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

The following table summarizes stock option transactions for the six months ended June 30, 2024 which were for awards issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2024	2,369,665	$11.56	8.72	$70,834
Options granted	1,080,380	41.18
Options exercised	(101,297)	5.89
Options canceled/forfeited	(43,489)	42.17
Balance at June 30, 2024	3,305,259	$21.01	8.66	$70,134
Options exercisable at June 30, 2024	1,014,489	$16.14	7.51	$27,812
Options vested and expected to vest at June 30, 2024	3,282,301	$20.92	8.69	$70,134

The weighted-average grant date fair value of options granted was $36.34 and $3.79 per share for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, total unrecognized employee stock-based compensation related to stock options that are likely to vest was $41.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years.

Restricted Stock Units

There were 32,500 restricted stock units and 414,710 restricted stock units granted to employees and directors by the Company during the three months ended June 30, 2024 and 2023, respectively, and 391,530 and 414,710 restricted stock units granted during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, there were 10,000 performance-based restricted stock units granted by the Company to a consultant. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the six months ended June 30, 2024 as issued under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2024	15,534	$43.92
Restricted stock units granted	401,530	$37.58
Restricted stock units vested	(161,034)	$37.67
Restricted stock units canceled/forfeited	-	$0.00
Outstanding at June 30, 2024	256,030	$37.91

The weighted-average grant-date fair value of all restricted stock units granted during the six months ended June 30, 2024 and 2023 was $37.58 and $5.25, respectively. The fair value of all restricted stock units vested during the six months ended June 30, 2024 and 2023 was $6.8 million and $23,000, respectively. At June 30, 2024, total unrecognized employee stock-based compensation related to restricted stock units was $8.3 million, which is expected to be recognized over the weighted-average remaining vesting period of 0.5 years. 74,250 restricted stock units vested on June 30, 2024 and are included in the Restricted stock units vested line item above. The common stock shares were subsequently issued after June 30, 2024 and therefore not included in the outstanding common stock as of June 30, 2024.

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

As of June 30, 2024, there were no purchases by employees under this plan.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in March 2022 and October 2023 and in connection with the exercise of certain May 2023 Tranche A and Tranche B warrants, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022, May 2023 and October 2023 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the March 2022, May 2023 and October 2023 common warrants issued do not participate in losses. For the three and six months ended June 30, 2024 and 2023, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are the weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock	35,641,878	9,142,633	34,037,201	8,657,206
March 2022 pre-funded warrants	-	1,280,965	-	1,280,965
May 2023 Tranche A pre-funded warrants	2,241,352	-	2,325,091	-
May 2023 Tranche B pre-funded warrants	451,632	-	451,632	-
October 2023 pre-funded warrants	296,703	-	606,044	-
Total	38,631,565	10,423,598	37,419,968	9,938,171

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of June 30,
	2024	2023
Warrants issued to 2010/2012 convertible note holders to purchase common stock	6,804	6,804
Warrants issued to underwriter to purchase common stock	1,100	1,100
2018 PIPE warrants	-	34,241
March 2022 common warrants	1,483,743	4,000,000
May 2023 Tranche A warrants	-	8,598,870
May 2023 Tranche B warrants	5,775,000	14,000,000
Options to purchase common stock	3,305,259	2,230,016
Outstanding restricted stock units	256,030	424,244
Total	10,827,936	29,295,275

Note 9. Subsequent Events

On July 19, 2024, the Company entered into the Sales Agreement with Jefferies, pursuant to which the Company may offer and sell shares of its common stock, from time to time, through Jefferies.

The Company will pay Jefferies a commission of 3.0% of the aggregate gross proceeds from the sale of shares and has agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. The Company is not obligated to sell any shares under the Sales Agreement. The offering of the shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement by Jefferies or the Company, as permitted therein.

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

Business Overview

We are focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Our lead candidate is DCCR (Diazoxide Choline) Extended-Release tablets, a once-daily oral tablet for the treatment of Prader-Willi syndrome (PWS). We have a Fast-Track and Breakthrough Therapy designations for DCCR for the treatment of PWS in the United States (U.S.) and orphan designation for the treatment of PWS in the U.S. as well as in the European Union (E.U.).

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

In January 2022, the FDA recommended that additional controlled data be included in a New Drug Approval (NDA) submission and in March 2022, we submitted an amended protocol that incorporated a randomized withdrawal (RW) period to Study C602 in order to obtain additional controlled data requested by the FDA. The FDA acknowledged that data from the study has the potential to support an NDA submission for DCCR.

The RW period of Study C602 was a multi-center, randomized, double-blind, placebo-controlled study of DCCR in 77 patients with PWS at 17 sites in the U.S. and 5 sites in the U.K. This RW period consisted only of patients enrolled in Study C602 and did not enroll any new patients. Initiation of enrollment began in October 2022 and completed in May 2023. In September 2023, we announced positive statistically significant top-line results from the RW period of Study C602.

In April 2024, the FDA granted Breakthrough Therapy Designation for DCCR, the first ever breakthrough designation for a drug being developed for PWS, and in June 2024 we submitted an NDA for DCCR to the FDA.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 3 of our most recent Form 10-K and including the policy below.

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and non-credit related losses that are determined to be temporary, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than three months but less than one year as marketable securities, and those with remaining maturities greater than one year are classified as long-term marketable securities. Realized gains and losses are calculated using the specific identification method and recorded as interest income and were immaterial for all periods presented.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended June 30,		Increase (decrease)
	2024	2023	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$12,342	$5,141	$7,201	140%
General and administrative	10,889	3,169	7,720	244%
Change in fair value of contingent consideration	1,637	313	1,324	423%
Total operating expenses	24,868	8,623	16,245	188%
Operating loss	(24,868)	(8,623)	(16,245)	188%
Other income, net
Change in fair value of warrants liabilities	-	1	(1)	100%
Interest income, net	3,014	147	2,867	1950%
Total other income, net	3,014	148	2,866	1936%
Net loss	$(21,854)	$(8,475)	$(13,379)	158%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense was $12.3 million for the three months ended June 30, 2024, an increase of $7.2 million from the three months ended June 30, 2023. Personnel costs increased $3.4 million as we hired additional employees in support of our research and development activities and incurred higher non-cash stock-based compensation expense. Costs in support of our NDA submission increased $2.8 million and we invested $1.0 million in supply chain activities in preparation for commercial launch. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of an NDA and prepare for commercial launch.

General and administrative expense

General and administrative expense was $10.9 million for the three months ended June 30, 2024, an increase of $7.7 million from the three months ended June 30, 2024. Personnel costs increased $5.0 million due to non-cash stock-based compensation expense and hiring additional employees in support of our increased business activities. Professional services expenses and costs associated with preparation for commercial launch increased by $2.7 million.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $13.6 million as of June 30, 2024, a $1.6 million increase from the estimate as of March 31, 2024. During the three months ended June 30, 2023, the estimate increased by $0.3 million from the $9.1 million estimate as of March 31, 2023.

Other income, net

We had other income, net of approximately $3.0 million in the three months ended June 30, 2024, compared to other income of $148,000 during the three months ended June 30, 2023. The increase was primarily due to an increase in interest income driven by higher cash and cash equivalents, marketable securities and long-term marketable securities during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 and 2023

	Six months ended June 30,		Increase (decrease)
	2024	2023	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$26,944	10,457	$16,487	158%
General and administrative	19,361	6,023	13,338	221%
Change in fair value of contingent consideration	2,038	612	1,426	233%
Total operating expenses	48,343	17,092	31,251	183%
Operating loss	(48,343)	(17,092)	(31,251)	183%
Other income
Change in fair value of warrants liabilities	-	1	(1)	100%
Interest income	5,091	260	4,831	1858%
Total other income	5,091	261	4,830	1851%
Net loss	$(43,252)	$(16,831)	$(26,421)	157%

Revenue

To date, we have earned no revenue from the commercial development and sale of novel therapeutic products.

Research and development expense

Research and development expense was $26.9 million for the six months ended June 30, 2024, an increase of $16.5 million from the six months ended June 30, 2023. Personnel costs increased $6.5 million as we hired additional employees in support of our research and development activities and incurred higher non-cash stock-based compensation expense. Costs in support of our NDA submission increased $6.6 million and we invested $3.4 million in supply chain activities in preparation for commercial launch. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of an NDA and prepare for commercial launch.

General and administrative expense

General and administrative expense was $19.4 million for the six months ended June 30, 2024, an increase of $13.3 million from the six months ended June 30, 2023. Personnel costs increased $9.4 million due to non-cash stock-based compensation expense and hiring additional employees in support of our increased business activities. Professional services expenses and costs associated with preparation for commercial launch increased by $3.9 million.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of DCCR in accordance with the terms of our merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $13.6 million as of June 30, 2024, a $2.0 million increase from the estimate as of December 31, 2023. During the six months ended June 30, 2023, the estimate increased by $0.6 million from the $8.8 million estimate as of December 31, 2022.

Other income, net

We had other income, net of approximately $5.1 million in the six months ended June 30, 2024, compared to other income of $0.3 million during the six months ended June 30, 2023. The increase was primarily due to an increase in interest income driven by higher cash and cash equivalents, marketable securities and long-term marketable securities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

We had a net loss of $43.3 million during the six months ended June 30, 2024 and an accumulated deficit of $319.7 million at June 30, 2024 as a result of having incurred losses since our inception. We had $57.0 million in cash and cash equivalents, $209.1 million of marketable securities, $28.5 million of long-term marketable securities and $258.4 million of working capital on June 30, 2024, and used $30.2 million of cash in operating activities during the six months ended June 30, 2024. As of June 30, 2024, we had lease obligations totaling $3.9 million to be paid through August 2029, consisting of two operating leases for office space in Redwood City, California.

We have financed our operations principally through issuances of equity securities. In July 2021, we announced that we were implementing an "at-the-market" ATM offering for up to $25.0 million. As of June 30, 2024, we have sold 1,877,170 shares of common stock through the ATM, totaling $7.4 million in net proceeds. We terminated the ATM offering in connection with the October 2023 financing discussed below. In December 2022, we entered into a securities purchase agreement providing for the sale of up to $60.0 million in warrants and the common stock issuable upon the exercise thereof. Through June 30, 2024, we have received $10.0 million from the sale of these warrants and $35.6 million in proceeds from the exercise of certain of these warrants. Warrants with an aggregate exercise price of $14.4 million are still outstanding. In October 2023, we announced the closing of the underwritten public offering of 3,450,000 shares of our common stock at a public offering of $20.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $69.0 million, before deducting the underwriting discount and other estimated offering expenses. We also announced the closing shares of our common stock and pre-funded warrants in a concurrent private offering pursuant to the securities purchase agreement with certain investors, including entities affiliated with existing stockholders, at a price per share of common stock equal to the public offering price of $20.00 and a price per pre-funded warrant of $19.99, for gross proceeds of approximately $60.0 million. In aggregate, we received $129.0 million of gross proceeds from this financing.

On May 9, 2024, we closed an underwritten public offering of 3,450,000 shares of our common stock at a public offering price of $46.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $158.7 million, before deducting the underwriter discount and other offering expenses of $9.7 million. On July 19, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $150,000,000.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(30,179)	$(12,294)
Net cash used in investing activities	(236,165)	—
Net cash provided by financing activities	153,687	17,060
Net (decrease) increase in cash and cash equivalents	$(112,657)	$4,766

Net cash used in operating activities

During the six months ended June 30, 2024, operating activities used net cash of $30.2 million, which was primarily due to the net loss of $43.3 million, less non-cash expense of $13.6 million for stock-based compensation, $1.0 million for depreciation and amortization, $0.1 million for non-cash lease expense, and $2.0 million related to the change in fair value of contingent consideration, and $1.6 million added back for accretion of premium/discount on marketable securities of $1.6 million. Additionally, usage of cash during the six months ended June 30, 2024 decreased by $2.0 million due to changes in operating assets and liabilities.

During the six months ended June 30, 2023, operating activities used net cash of $12.3 million, which was primarily due to the net loss of $16.8 million which included non-cash expense of $0.6 million related to the change in fair value of common stock warrants and contingent consideration, adjusted for non-cash expense of $1.0 million for depreciation and amortization, $1.8 million for stock-based compensation, and approximately $0.2 million for non-cash lease expense. Additionally, there was a $0.9 million net decrease in usage of cash during the six months ended June 30, 2023 due to changes in operating assets and liabilities.

Net cash used in investing activities

During the six months ended June 30, 2024, we used $261.1 million for purchases of marketable securities and $19,000 for purchases of property and equipment. We received proceeds of $25.0 million from maturities of marketable securities.

During the six months ended June 30, 2023, there were no investing activities.

Net cash provided by financing activities

During the six months ended June 30, 2024, we received $149.0 million from the sale of common stock, net of issuance costs, $3.5 million from the exercise of common stock and pre-funded stock warrants, and $0.6 million from the exercise of common stock warrants received prior to June 30, 2024, with the issuance of common shares occurring after June 30, 2024. We also received $0.6 million from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2024. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1	Lease agreement between the Company and 1 Twin Property Owner, LLC dated June 13, 2024				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2024	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)