Form 10-Q
period 2025-03-31
SOLENO THERAPEUTICS INC
filed 2025-05-07
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2025, there were 50,393,931 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$81,331	$87,928
Marketable securities	208,619	203,509
Prepaid expenses and other current assets	18,965	2,452
Total current assets	308,915	293,889
Long-term assets
Property and equipment, net	173	186
Operating lease right-of-use assets	2,603	2,798
Intangible assets, net	6,318	6,805
Long-term marketable securities	-	27,211
Other long-term assets	83	83
Total assets	$318,092	$330,972
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,483	$8,882
Accrued compensation	4,277	4,776
Accrued clinical trial site costs	1,824	1,826
Operating lease liabilities	597	526
Accrued interest payable	423	-
Other current liabilities	3,127	2,737
Total current liabilities	15,731	18,747
Long-term liabilities
Contingent liability for Essentialis purchase price	17,758	14,791
Long-term debt, net	49,836	49,828
Long-term lease liabilities	2,361	2,472
Other long-term liabilities	145	21
Total liabilities	85,831	85,859
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,527,469 and 45,703,811 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	49	46
Additional paid-in-capital	728,019	696,966
Accumulated other comprehensive gain	226	361
Accumulated deficit	(496,033)	(452,260)
Total stockholders’ equity	232,261	245,113
Total liabilities and stockholders’ equity	$318,092	$330,972

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$13,517	$14,602
Selling, general and administrative	29,259	8,472
Change in fair value of contingent consideration	2,967	401
Total operating expenses	45,743	23,475
Operating loss	(45,743)	(23,475)
Other income (expense), net
Interest income, net	3,331	2,077
Interest expense	(1,361)	-
Total other income (expense), net	1,970	2,077
Net loss	$(43,773)	$(21,398)

Other comprehensive income (loss)
Net unrealized loss on marketable securities	(139)	(105)
Foreign currency translation adjustment	4	(1)
Total comprehensive loss	$(43,908)	$(21,504)

Net loss per common share, basic and diluted	$(0.95)	$(0.59)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	46,178,793	36,208,371

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2025	45,703,811	$46	$696,966	$361	$(452,260)	$245,113
Stock-based compensation	-	-	14,679	-	-	14,679
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	943,980	1	13,365	-	-	13,366
Exercise of common stock warrants	1,879,678	2	3,009	-	-	3,011
Unrealized loss on marketable securities	-	-	-	(139)	-	(139)
Foreign currency translation adjustment	-	-	-	4	-	4
Net loss	-	-	-	-	(43,773)	(43,773)
Balances at March 31, 2025	48,527,469	$49	$728,019	$226	$(496,033)	$232,261

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2024	31,678,159	$32	$433,885	$-	$(276,410)	$157,507
Stock-based compensation	-	-	6,445	-	-	6,445
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	14,034	-	15	-	-	15
Exercise of common stock warrants and pre-funded common stock warrants	1,644,886	1	922	-	-	923
Unrealized loss on marketable securities	-	-	-	(105)	-	(105)
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(21,398)	(21,398)
Balances at March 31, 2024	33,337,079	$33	$441,267	$(106)	$(297,808)	$143,386

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(43,773)	$(21,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504	490
Accretion of premium/discount on marketable securities	(980)	(473)
Non-cash lease expense	195	69
Amortization of debt issuance costs	8	-
Stock-based compensation expense	14,679	6,445
Change in fair value of contingent consideration	2,967	401
Other non-cash reconciling items	4	(1)
Change in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(3,416)	81
Accounts payable	(3,336)	4,865
Accrued compensation	(499)	(1,909)
Accrued clinical trial site costs	(2)	(998)
Operating lease liabilities	(40)	(56)
Other liabilities	937	(44)
Net cash used in operating activities	(32,752)	(12,528)
Cash flows from investing activities
Purchases of property and equipment	(5)	(11)
Purchases of marketable securities	(45,358)	(115,233)
Maturities of marketable securities	68,300	-
Net cash provided by (used in) investing activities	22,937	(115,244)
Cash flows from financing activities:
Payment of debt issuance costs	(62)	-
Proceeds from exercise of common stock warrants	3,011	923
Proceeds from exercise of stock options	269	15
Net cash provided by financing activities	3,218	938
Net decrease in cash and cash equivalents	(6,597)	(126,834)
Cash and cash equivalents, beginning of period	87,928	169,681
Cash and cash equivalents, end of period	$81,331	$42,847

Supplemental disclosure of non-cash operating and financing information
Cash paid for interest	$805	$-
Purchases of property and equipment included in accounts payable	$-	$8

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

March 31, 2025

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is a biopharmaceutical company developing novel therapeutics for the treatment of rare diseases. On March 26, 2025, the Company announced that its lead product candidate, VYKATTM XR (diazoxide choline) extended-release tablets, formerly known as DCCR, had been approved by the U.S. Food and Drug Administration (FDA). VYKAT XR is indicated to treat hyperphagia in adults and pediatric patients four years of age and older with Prader-Willi syndrome (PWS). On April 14, 2025, the Company announced that prescriptions of VYKAT XR had been delivered to the first individuals living with PWS who had been prescribed the medication. The Company is incorporated in the State of Delaware and is headquartered in Redwood City, California.

Note 2. Liquidity

The Company used $32.8 million of cash in its operating activities, had a net loss of $43.8 million during the three months ended March 31, 2025 and had an accumulated deficit of $496.0 million at March 31, 2025 resulting from having incurred losses since its inception. The Company had $81.3 million of cash and cash equivalents and $208.6 million of marketable securities on March 31, 2025. With FDA approval of VYKAT XR and first prescriptions being delivered in April 2025, the Company anticipates recording revenue in the three months ending June 30, 2025.

As of March 31, 2025, the Company had $50.0 million of debt outstanding under the loan and security agreement with Oxford Financing LLC and its affiliates (collectively, Oxford) entered into in December 2024. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million is now available through September 30, 2025 and $25 million will become available during the period October 1, 2025 to September 30, 2026. An additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon the Company's mutual consent with Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. The term loans accrue interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

Prior to entering into the Oxford loan and security agreement, the Company had historically financed its operations principally through issuance of equity securities. On May 9, 2024, the Company closed an underwritten public offering of 3,450,000 shares of its common stock at a public offering price of $46.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $158.7 million, before deducting the underwriter discount and other offering expenses, totaling approximately $9.7 million. On July 19, 2024, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of its common stock having an aggregate offering price of up to $150 million.

In December 2022, the Company entered into a Securities Purchase Agreement providing for the sale of up to $60.0 million in warrants (Tranche A and Tranche B) and the common stock issuable upon the exercise thereof. Cumulative to date through March 31, 2025, the Company has received $10.0 million from the sale of these warrants and $47.8 million in proceeds from the exercise of certain of these warrants. As of March 31, 2025, warrants with an aggregate exercise price of $2.2 million were still outstanding.

The Company expects to continue incurring losses for the foreseeable future. However, the Company expects that its current cash, cash equivalents and marketable securities balances will be sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2025 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. Adoption is permitted either prospectively or retrospectively. The Company is evaluating the effect that ASU 2023-09 will have on its annual financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense, which requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The guidance is effective for the Company for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the effect that ASU 2024-03 will have on its financial statements and disclosures.

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

The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at March 31, 2025 (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$133,128	$207	$(24)	$133,311
Corporate debt securities and commercial paper	75,268	46	(6)	75,308
Total	$208,396	$253	$(30)	$208,619

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$48,298	$48,298	$—	$—
Total cash equivalents	$48,298	$48,298	$—	$—

Marketable securities:
U.S. Treasury securities	$133,311	$—	$133,311	$—
Corporate debt securities and commercial paper	75,308	—	75,308	—
Total marketable securities	$208,619	$—	$208,619	$—
Total assets	$256,917	$48,298	$208,619	$—

Liabilities
Essentialis purchase price contingency liability	$17,758	$—	$—	$17,758
Total liabilities	$17,758	$—	$—	$17,758

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$59,885	$59,885	$—	$—
Total cash equivalents	$59,885	$59,885	$—	$—

Marketable securities:
U.S. treasury securities	$198,065	$—	$198,065	$—
Corporate debt securities and commercial paper	32,655	—	32,655	—
Total marketable securities	$230,720	$—	$230,720	$—
Total assets	$290,605	$59,885	$230,720	$—

Liabilities
Essentialis purchase price contingency liability	$14,791	$—	$—	$14,791
Total liabilities	$14,791	$—	$—	$14,791

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability has historically been estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the FDA as well as achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue. The Level 3 estimates are based, in part, on subjective assumptions. As of March 31, 2025, following the receipt of FDA approval for VYKAT XR, the Company no longer considers FDA approval as a variable and determined a 100% probability of achieving the remaining two milestones. Prior to receiving FDA approval, management relied on published research relating to clinical development success rates to determine the likelihood of FDA approval occurring. Based on this assessment, an 88% probability of achieving all three milestones was determined to be reasonable as of December 31, 2024. During the periods presented, other than as discussed above regarding the receipt of FDA approval for VYKAT XR, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2025 and 2024 (dollars in thousands):

Purchase Price
Contingent Liability
Balance at January 1, 2025	$14,791
Change in value of contingent liability	2,967
Balance at March 31, 2025	$17,758

Purchase Price
Contingent Liability
Balance at January 1, 2024	$11,549
Change in value of contingent liability	401
Balance at March 31, 2024	$11,950

Note 5. Commitments and Contingencies

Facility Leases

On June 13, 2024, the Company entered into a new office lease in Redwood City, California for office space for its headquarters facility. The lease provides office space of approximately 18,026 square feet and for base monthly rent payments beginning at $57,400 that increase annually by approximately 3.0% over the term of five years from the date of occupancy. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. The lease commencement date was September 1, 2024 when the premises became available for occupancy. The Company’s operating lease for its predecessor headquarters facility office space in Redwood City, California began on June 1, 2023 and expires in May 2025.

The Company's operating lease ROU assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company's condensed consolidated balance sheets. In September 2024, the Company recorded an increase to its right-of-use assets by $2.8 million and an increase to its lease liability of $2.8 million as a result of the June 2024 office lease. As of March 31, 2025 and December 31, 2024, the Company's short-term liabilities were equal to $0.6 million and $0.5 million, respectively, and the long-term operating lease liabilities were equal to $2.4 million and $2.5 million, respectively.

The weighted average discount rate related to the Company's lease liabilities was 8.5% as of March 31, 2025 over a remaining term of 4.4 years, and 8.5% as of December 31, 2024 over a remaining term of 4.7 years. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The components of lease expense during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost:
Operating lease cost	$258	$77
Variable lease cost	4	4
Short-term lease cost	14	34
Total operating lease cost	$276	$115

Supplemental cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
	Three Months Ended March 31,
	2025	2024
Operating cash flows from operating leases	$103	$64

The following is a schedule by year of future maturities of the Company's operating lease liabilities as of March 31, 2025 (in thousands):

2025 (remainder of the year)	$391
2026	751
2027	861
2028	942
2029	665
Total lease payments	3,610
Less interest	(652)
Total	$2,958

Other Commitments

The Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services and supplies, and vendors for preclinical studies as well as other services and products for operating purposes, which are generally cancelable upon written notice. As of March 31, 2025, the Company’s non-cancelable other commitments were $4.1 million in the aggregate.

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

Note 6. Long-term Debt

On December 17, 2024, the Company entered into a loan and security agreement for up to $200 million with Oxford. The loan is collateralized by substantially all of the Company's assets, including its intellectual property, subject to certain limitations.

As of March 31, 2025, the Company had $50.0 million outstanding under the Oxford loan agreement. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million is now available through September 30, 2025 and $25 million will become available during the period October 1, 2025 to September 30, 2026. An additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon the mutual consent of the Company and Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. The term loans accrue interest, payable monthly, at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%. The principal portion of the loan is due in eleven equal monthly installments beginning February 1, 2029, through December 1, 2029. However, if a specified milestone is achieved on or after December 17, 2025, then the term loan will begin to amortize in equal monthly installments beginning on February 1, 2030, and the maturity date will be extended to December 1, 2030. At maturity, the final principal payment will include a fee of 5% of the total principal borrowed. The $2.5 million final interest payment related to the $50 million borrowed as of March 31, 2025 is accrued over the term of loan as long-term accrued interest payable. However, if a specified milestone is achieved on or after December 17, 2025, then the term loan will begin to amortize in equal monthly installments beginning on February 1, 2030, the maturity date will be extended to December 1, 2030, and the final payment will include a fee of 6.5% of the total principal borrowed. As of March 31, 2025, $145 thousand was accrued as part of other long-term liabilities on the condensed consolidated balance sheet. Loan issuance costs of $174 thousand were recorded as a reduction of the principal loan balance on the condensed consolidated balance sheet and are amortized as interest expense over the term of the loan.

The outstanding long-term debt consists of the following (in thousands):

March 31, 2025
Long-term debt	$50,000
Unamortized debt issuance costs	(164)
Total long-term debt, net	49,836

The following table provides the components of interest expense related to the long-term debt (in thousands):

Three Months Ended March 31,
2025
Interest expense based on contractual loan rate	$1,228
Amortization of debt issuance costs and accretion of final interest payment	133
Total interest expense	$1,361

The loan and security agreement provides for both affirmative and negative covenants, including covenants limiting the ability of the Company and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the loan and security agreement contains a minimum revenue covenant commencing on the earlier of the date that the more than $50 million principal amount of term loans have been funded under the loan and security agreement and June 30, 2026; provided that such minimum revenue covenant shall not be tested during periods when the Company’s market capitalization or unrestricted cash meet certain minimum thresholds. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the loan and security agreement, the termination of the lenders’ commitments, a 5.0% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the loan and security agreement. The Company was in compliance with all applicable debt covenants as of March 31, 2025.

Note 7. Stockholders’ Equity

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

The warrants were separated into two tranches with 8,598,870 Tranche A Warrants with an exercise price of $1.75 per share and aggregate proceeds of up to approximately $15.0 million, and 14,000,000 Tranche B Warrants with an exercise price of $2.50 per share and aggregate proceeds of up to $35.0 million. The Tranche A warrants were immediately exercisable and were required to be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602. On September 26, 2023, the Company announced positive top-line data and subsequently received $15.0 million from the exercise of the Tranche A warrants. The Tranche B warrants are also immediately exercisable and, following the FDA’s approval of VYKAT XR, were set to expire on April 25, 2025. Through March 31, 2025, certain investors had exercised their Tranche B warrants and the Company has received $32.8 million. In April 2025, the remaining warrants were exercised and the Company received proceeds of $2.2 million.

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

Through March 31, 2025, 2,150,406 of the March 2022 common warrants had been exercised for gross proceeds of $9.7 million and 1,333,329 warrants were exercised using the cashless exercise option with no proceeds to the Company. As of March 31, 2025, 516,265 of the March 2022 common warrants remained outstanding.

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

Common Stock Warrants

As of March 31, 2025 and December 31, 2024, the following table summarizes the Company's outstanding common stock warrants:

	As of March 31, 2025		As of December 31, 2024
	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Expiration Date
March 2022 Common warrants	516,265	$4.50	1,255,346	$4.50	March 2027
May 2023 Tranche B warrants	870,628	$2.50	2,065,305	$2.50	November 2026 (1)
October 2023 pre-funded warrants	250,000	$0.01	250,000	$0.01	N/A
Total	1,636,893		3,570,651

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

On January 17, 2024, the Company filed a Registration Statement on Form S-8 which registered an additional 1.0 million shares which automatically became available for issuance under the 2014 Plan as of January 1, 2024. On June 6, 2024, the Company's stockholders approved the Amended and Restated 2014 Plan which included an increase of 2.0 million shares, which became immediately available for issuance. On February 28, 2025, the Company filed a Registration Statement on Form S-8 which registered an additional 1.8 million shares which automatically became available for issuance under the 2014 Plan as of January 1, 2025. As of March 31, 2025, a total of 1,318,588 shares were available for future grant under the 2014 Plan.

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

As of March 31, 2025, a total of 5,318 shares were available for future grant under the Inducement Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$4,314	$2,461
Selling, general and administrative	10,365	3,984
Total	$14,679	$6,445

Stock Options

The Company granted options to purchase 587,161 and 736,680 shares of the Company’s common stock to employees during the three months ended March 31, 2025 and 2024, respectively. The Company granted options to purchase 3,600 shares of the Company’s stock to a consultant during the three months ended March 31, 2025. There were no performance-based options granted during the three months ended March 31, 2025 and 2024, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2025	2024
Expected life (years)	5.9-6.1	5.8-6.1
Risk-free interest rate	4.1%-4.7%	4.0%-4.1%
Volatility	118%-120%	122%-124%
Dividend rate	— %	— %

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

The following table summarizes stock option transactions for the three months ended March 31, 2025 which were for awards issued under the 2014 Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2025	3,971,798	$26.75	8.48	$79,578
Options granted	590,761	49.25
Options exercised	(1,007,534)	13.27
Options canceled/forfeited	(148,306)	51.43
Balance at March 31, 2025	3,406,719	$33.57	8.66	$129,984
Options exercisable at March 31, 2025	716,284	$24.61	7.38	$34,471
Options vested and expected to vest at March 31, 2025	3,406,719	$33.57	8.66	$129,984

The weighted-average grant date fair value of options granted was $43.23 and $36.70 per share for the three months ended March 31, 2025 and 2024, respectively. The intrinsic value of the stock options exercised was $54.8 million and zero for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, total unrecognized employee stock-based compensation related to stock options that are likely to vest was $84.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.8 years. Of the 1,007,534 options exercised, 991,834 were exercised immediately prior to March 31, 2025 and the proceeds of $13.1 million were included in Prepaid Expenses and Other Current Assets in the March 31, 2025 condensed consolidated balance sheet and were subsequently received by the Company. The 991,834 shares of common stock issued after March 31, 2025 and are therefore not included in the outstanding common stock as of March 31, 2025.

Restricted Stock Units

There were 222,626 and 359,030 restricted stock units granted to employees during the three months ended March 31, 2025 and March 31, 2024, respectively. During the three months ended March 31, 2024, the Company granted 10,000 performance-based restricted stock units to a consultant. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the three months ended March 31, 2025 under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2025	939,865	$48.55
Restricted stock units granted	222,626	$49.17
Restricted stock units vested	(800,500)	$48.65
Restricted stock units canceled/forfeited	-	$0.00
Outstanding at March 31, 2025	361,991	$48.71

The weighted-average grant-date fair value of all restricted stock units granted during the three months ended March 31, 2025 and 2024 was $49.17 and $36.96, respectively. The fair value of all restricted stock units vested during the three months ended March 31, 2025 and 2024 was $39.2 million and $3.7 million, respectively. At March 31, 2025, total unrecognized employee stock-based compensation related to restricted stock units was $13.5 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.

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

As of March 31, 2025, there were no purchases by employees under this plan.

Note 8. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in October 2023 and in connection with the exercise of certain May 2023 Tranche A and Tranche B warrants, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022, May 2023 and October 2023 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the March 2022, May 2023 and October 2023 common warrants issued do not participate in losses. For the three months ended March 31, 2025 and 2024, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are the weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:

	Three Months Ended March 31,
	2025	2024
Common stock	45,928,793	32,432,524
May 2023 Tranche A pre-funded warrants	-	2,408,830
May 2023 Tranche B pre-funded warrants	-	451,632
October 2023 pre-funded warrants	250,000	915,385
Total	46,178,793	36,208,371

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of March 31,
	2025	2024
Warrants issued to 2010/2012 convertible note holders to purchase common stock	-	6,804
Warrants issued to underwriter to purchase common stock	-	1,100
March 2022 common warrants	516,265	1,809,068
May 2023 Tranche B warrants	870,628	6,600,000
Options to purchase common stock	3,406,719	3,102,856
Outstanding restricted stock units	361,991	299,280
Total	5,155,603	11,819,108

Note 9. Segment Reporting

The Company has one operating and reporting segment focused on the development and commercialization of its lead therapeutic product, VYKAT XR. The Company’s chief operating decision maker (CODM) is the chief executive officer who reviews cash operating expenses on a consolidated basis to make decisions about allocating resources and assessing performance for the entire Company. The CODM does not review assets at a level or category different than the amounts disclosed in the condensed consolidated balance sheet.

Cash operating expenses reconciled to net loss on a consolidated basis were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net operating loss	$(43,773)	$(21,398)
Less total other income, net	1,970	2,077
Operating loss	(45,743)	(23,475)
Total operating expenses	45,743	23,475
Less non-cash expenses
Depreciation and amortization	(504)	(490)
Non-cash lease expense	(195)	(69)
Change in fair value of contingent consideration	(2,967)	(401)
Stock-based compensation	(14,679)	(6,445)
Cash operating expenses	$27,398	$16,070

Note 10. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2025 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events disclosure required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, any projections of financial information; any statements about the commercialization of VYKAT XR, any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, our products, product sales, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. All forward-looking statements are based on information and estimates available to us at the time of filing this Quarterly Report on Form 10-Q and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business Overview

We are a biopharmaceutical company developing novel therapeutics for the treatment of rare diseases. On March 26, 2025, we announced that our lead product candidate, VYKAT XR (diazoxide choline) extended-release tablets, formerly known as DCCR, had been approved by the U.S. Food and Drug Administration (FDA). VYKAT XR is indicated to treat hyperphagia in adults and pediatric patients four years of age and older with Prader-Willi syndrome (PWS). On April 14, 2025, we announced that prescriptions of VYKAT XR had been delivered to the first individuals living with PWS who had been prescribed the medication.

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

There were no significant changes in our critical accounting estimates during the quarter ended March 31, 2025 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our significant accounting policies are more fully described in Note 3 of our most recent Annual Report on Form 10-K.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,		Increase (decrease)
	2025	2024	Amount	Percentage
	(in thousands)
Operating expenses
Research and development	$13,517	$14,602	$(1,085)	7%
Selling, general and administrative	29,259	8,472	20,787	245%
Change in fair value of contingent consideration	2,967	401	2,566	640%
Total operating expenses	45,743	23,475	22,268	95%
Operating loss	(45,743)	(23,475)	(22,268)	95%
Other income (expense), net
Interest income, net	3,331	2,077	1,254	60%
Interest expense	(1,361)	-	(1,361)	(100%)
Total other income (expense), net	1,970	2,077	(107)	5%
Net loss	$(43,773)	$(21,398)	$(22,375)	105%

Revenue

We have not commenced commercialization of VYKAT XR and accordingly, through the three months ended March 31, 2025, have generated no revenue.

Research and development expense

Research and development expense was $13.5 million, which includes $4.3 million of non-cash stock-based compensation, for the three months ended March 31, 2025, compared to $14.6 million, which includes $2.4 million of non-cash stock-based compensation, in the same period of 2024. Personnel and other associated costs increased $1.9 million as we hired additional employees in support of our research and development activities while costs in support of our June 2024 New Drug Application (NDA) submission decreased $1.3 million. Pre-launch supply chain activities and clinical activities decreased $1.2 million and $3.1 million. respectively, between comparable periods. We incurred $0.7 million in the three months ended, March 31, 2025 towards our Marketing Authorization Application (MAA) submission in Europe, which is expected to be submitted in the second quarter of 2025. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of our regulatory filings and preparation activities for commercial launch. The $1.9 million of additional non-cash stock-based compensation being recognized in the period is predominantly due to performance-based RSU grants which vested upon the approval of our NDA for VYKAT XR by the FDA in March 2025.

Selling, general and administrative expense

Selling, general and administrative expense was $29.3 million, which includes $10.4 million of non-cash stock-based compensation, for the three months ended March 31, 2025, compared to $8.5 million, which includes $4.0 million of non-cash stock-based compensation, in the same period of 2024. Personnel and associated costs increased $7.7 million as we hired additional employees in preparation for commercial launch and in support of our increased business activities. New program costs associated with preparation for commercial launch, including disease state education, analytics, other marketing programs, medical affairs activities and patient advocacy activities increased by $5.8 million. We expect selling, general and administrative expenses to continue to increase once we enter commercialization of VYKAT XR. The $6.4 million of additional non-cash stock-based compensation being recognized in the period is predominantly due to performance-based RSU grants which vested upon approval of our NDA for VYKAT XR by the FDA in March 2025.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of VYKAT XR in accordance with the terms of our 2017 merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $17.8 million as of March 31, 2025, a $3.0 million increase from the estimate as of December 31, 2024, primarily due to the approval of our NDA for VYKAT XR by the FDA in March 2025. During the three months ended March 31, 2024, the estimate increased by $0.4 million from the $11.6 million estimate as of December 31, 2023.

Other income (expense), net

We had other income (expense), net of approximately $2.0 million in the three months ended March 31, 2025, compared to approximately $2.1 million during the three months ended March 31, 2024. The decrease was primarily due to interest expense associated with the long-term debt, partially offset by an increase in interest income driven by higher cash and cash equivalents and marketable securities during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

We used $32.8 million of cash in operating activities and had a net loss of $43.8 million during the three months ended March 31, 2025. We had an accumulated deficit of $496.0 million at March 31, 2025 as a result of having incurred losses since our inception. We had $81.3 million in cash and cash equivalents, $208.6 million of marketable securities and $293.2 million of working capital on March 31, 2025 and we had lease obligations totaling $3.0 million to be paid through August 2029, consisting of two operating leases for office space in Redwood City, California, one of which terminates in May 2025. Following FDA approval of VYKAT XR and first prescriptions being delivered in April 2025, the Company anticipates recording revenue in the three months ended June 30, 2025.

As of March 31, 2025, we had $50.0 million outstanding under our loan and security agreement with Oxford. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million is now available through September 30, 2025 and $25 million will become available during the period October 1, 2025 to September 30, 2026. An additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon mutual consent with Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. The term loans accrue interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

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

In December 2022, we entered into a securities purchase agreement providing for the sale of up to $60.0 million in warrants and the common stock issuable upon the exercise thereof. Through March 31, 2025, we have received $10.0 million from the sale of these warrants and $47.8 million in proceeds from the exercise of certain of these warrants. Warrants with an aggregate exercise price of $2.2 million are still outstanding.

We expect to continue incurring losses for the foreseeable future and may require additional capital to penetrate markets for the sale of our product, and pursue product development initiatives. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet the company's working capital needs for the next twelve months. Our long-term capital requirements will depend on several factors, most notably the timing and degree of success of our commercialization of VYKAT XR. We believe that we will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the access to such capital resources is uncertain and is not assured. In the future, if we are unable to secure additional capital, we may be required to curtail our commercial launch activities and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products, which is critical to the realization of our business plan and our future operations.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(32,752)	$(12,528)
Net cash provided by (used in) investing activities	22,937	(115,244)
Net cash provided by financing activities	3,218	938
Net decrease in cash and cash equivalents	$(6,597)	$(126,834)

Net cash used in operating activities

During the three months ended March 31, 2025, operating activities used net cash of $32.8 million, which was primarily due to the net loss of $43.8 million, less non-cash expense of $14.7 million for stock-based compensation, $0.5 million for depreciation and amortization, $0.2 million for non-cash lease expense, $3.0 million related to the change in fair value of contingent consideration, and $1.0 million added back for accretion of premium/discount on marketable securities. Additionally, cash used during the three months ended March 31, 2025 decreased by $6.4 million due to changes in operating assets and liabilities.

During the three months ended March 31, 2024, operating activities used net cash of $12.5 million, which was primarily due to the net loss of $21.4 million, less non-cash expense of $6.4 million for stock-based compensation, $0.5 million for depreciation and amortization, $0.1 million for non-cash lease expense, and $0.4 million related to the change in fair value of contingent consideration, and $0.5 million added back for the accretion of premium/discount on marketable securities. Additionally, cash used during the three months ended March 31, 2024 increased by $2.0 million due to changes in operating assets and liabilities.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2025, we used $45.4 million for purchases of marketable securities. We received proceeds of $68.3 million from maturities of marketable securities.

During the three months ended March 31, 2024, we used $115.2 million for purchases of marketable securities and $11,000 for purchases of property and equipment.

Net cash provided by financing activities

During the three months ended March 31, 2025, we received $3.0 million from the exercise of common stock warrants. We also received $0.3 million from the exercise of stock options. We paid $0.1 million of debt issuance costs.

During the three months ended March 31, 2024, we received $0.9 million from the exercise of common stock warrants. We also received $15,000 from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See “Recent Adopted Accounting Pronouncements” described in Note 3, Basis of Presentation and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2025. For additional information regarding market risk, refer to Part II, Item 7A Qualitative and Quantitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls were not effective at the reasonable assurance level due to the material weakness described below.

(b) Material Weakness in Internal Control

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in internal control related to ineffective design and operation of controls over certain information technology general controls (ITGCs), including segregation of incompatible duties, program change management, and user access controls. As a result, the related business process controls (IT application controls and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from the system impacted by the ineffective ITGCs, were also ineffective.

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

(c) Remediation of Material Weakness

Our management is committed to maintaining a strong internal control environment. Management is taking comprehensive actions to remediate the material weakness in internal control over financial reporting, which include the following:

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
•
Continue to enhance, standardize and monitor the ongoing improvements in design and operating effectiveness of our controls and the adherence of our personnel to any enhancements in controls, policies, and procedures. Moreover, within our IT environment, increase the extent of oversight and verification checks included in the operation of user access and program change management controls and processes; and
•
We will continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

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

(d) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, we began to implement certain internal controls in connection with remediation efforts related to the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2024.

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
we are dependent upon the success of VYKAT XR, our sole FDA-approved product;
•
VYKAT XR may fail to achieve the degree of market acceptance by physicians, patients, caregivers, healthcare payers and others in the medical community necessary for commercial success;
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

We have historically been a clinical-stage company with no approved therapeutic products or revenues from the sale of therapeutic products. Following FDA approval on March 26, 2025, we have begun to commercialize our first product, VYKAT XR, to treat hyperphagia in patients four years and older who have Prader-Willi syndrome (PWS). Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or prior approved products for sale on the market. Even following approval of VYKAT XR, we will continue to incur significant research and development and selling, general and administrative expenses and will incur substantial commercial expenses related to our operations.

We expect that our immediate future financial results will depend primarily on our success in launching, selling and supporting VYKAT XR. This will require us to be successful in a range of activities, including manufacturing, marketing and selling our products. We are only in the preliminary stages of some of these activities. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and planned products, or continue our operations.

We are dependent upon the success of VYKAT XR, our sole FDA-approved product.

We have invested substantially all of our efforts and financial resources in the development of VYKAT XR for the treatment of PWS, a rare complex genetic neurobehavioral/metabolic disease. Our ability to generate product revenues will depend primarily on the successful commercialization of VYKAT XR.

Further, the success of VYKAT XR will depend on a number of factors, including the following:

•
building an infrastructure capable of supporting product sales, marketing, and distribution of VYKAT XR in the U.S. and territories where we pursue commercialization directly;
•
the success of commercial manufacturing arrangements with third party manufacturers;
•
establishing commercial distribution agreements with third party distributors in geographies outside of the United States;
•
launching commercial sales of VYKAT XR whether alone or in collaboration with others;
•
acceptance of VYKAT XR by patients, the medical community, and third-party payers;
•
completing any post-marketing requirements or post-approval commitments to applicable regulatory authorities;
•
obtaining a commercially viable price;
•
effectively competing with other therapies;
•
receiving marketing approvals for VYKAT XR in the E.U. and other geographies;
•
a continued acceptable safety profile of VYKAT XR;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and
•
protecting our rights in our intellectual property portfolio, including any potential challenges to patent listings in the U.S “Approved Drug Products with Therapeutic Equivalence Evaluations” or the “Orange Book”.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize VYKAT XR, which would materially harm our business.

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

We are in the early stages of commercializing VYKAT XR, our current sole novel therapeutic product, and accordingly, through March 31, 2025, have generated no revenue from operations. We had a net loss of $175.9 million during the year ended December 31, 2024 (including non-cash stock-based compensation of $100.0 million) and $43.8 million during the three months ended March 31, 2025 (including non-cash stock-based compensation of $14.7 million) and an accumulated deficit of $496.0 million at March 31, 2025 as a result of having incurred losses since our inception. We had $81.3 million in cash and cash equivalents and $208.6 million in marketable securities at March 31, 2025, used $69.1 million and $32.8 million of cash in operating activities during the year ended December 31, 2024 and three months ended March 31, 2025, respectively, and expect to continue incurring losses for the foreseeable future.

We may need to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including ongoing expenses related to our ongoing regulatory activities and scaling of a sales and marketing organization to support the launch of VYKAT XR.

Because of the numerous risks and uncertainties associated with our product development and planned commercialization efforts, we are unable to predict the extent of our future losses or when, or if, we will generate meaningful revenue or become profitable, and it is possible we will never achieve these goals. Our ability to obtain additional financing will depend on a number of factors, including, among others, the other risks described in this "Risk Factors" section. If any one of these risks are realized, we may not be able to obtain additional funding, in which case, our business could be jeopardized and we may not be able to continue our operations or pursue our strategic plans. If we are forced to scale down, limit or cease operations, our stockholders could lose all of their investment. Even if we are successful at raising capital, there is no assurance that any funds raised will be sufficient to enable us to attain profitable operations.

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

As of March 31, 2025, we have not generated revenue from the commercialization of VYKAT XR. Our ability to generate significant revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from VYKAT XR also depends on a number of additional factors, including our ability to:

•
develop a commercial organization capable of sales, marketing and distribution of VYKAT XR;
•
achieve market acceptance of VYKAT XR;
•
set a commercially viable price for VYKAT XR;
•
establish and maintain supply and manufacturing relationships with reliable third parties, and ensure adequate and legally compliant manufacturing to maintain that supply;
•
obtain coverage and adequate reimbursement from third-party payers, including government and private payers;
•
find suitable distribution partners to help us market, sell and distribute VYKAT XR in other markets;
•
complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
•
complete development activities successfully and on a timely basis;
•
establish, maintain and enforce our intellectual property rights and avoid third-party patent interference, intellectual property challenges, including any potential challenges to our Orange Book patent listings in the U.S., or intellectual property infringement claims; and
•
attract, hire and retain qualified personnel.

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

As of March 31, 2025, we had $50.0 million outstanding under our loan and security agreement with Oxford Financing LLC and its affiliates (collectively, Oxford). Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million is now available through September 30, 2025 and $25 million will become available during the period October 1, 2025 to September 30, 2026. One additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon mutual consent with Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. Subject to certain conditions, the term loans accrue interest at a floating rate equal to (a) 1-month term SOFR plus (b) 5.50%. Our debt with Oxford is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in our loan agreement with Oxford, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Risks related to the commercialization of VYKAT XR

VYKAT XR may fail to achieve the degree of market acceptance by physicians, patients, caregivers, healthcare payers and others in the medical community necessary for commercial success.

VYKAT XR may fail to gain sufficient market acceptance by physicians, hospital administrators, patients, healthcare payers and others in the medical community. The degree of market acceptance of VYKAT XR will depend on a number of factors, including the following:

•
the incidence and severity of any side effects;
•
its effectiveness and potential advantages compared to alternative treatments;
•
the price we charge for VYKAT XR;
•
the willingness of physicians to change their current treatment practices;
•
convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
patients' perception of the efficacy of VYKAT XR and interest in remaining on-drug long-term;
•
the strength or effectiveness of marketing and distribution support of partners; and
•
the availability of third-party coverage or reimbursement.

If the market opportunity for VYKAT XR is smaller than we believe it is, then our revenues may be adversely affected, and our business may suffer.

PWS is a rare disease, and as such, our projections of both the number of people who have this disease, as well as the subset of people with PWS who have the potential to benefit from treatment with VYKAT XR, are estimates based on data analysis of the reported patient population. If our estimates of the prevalence of PWS, the number of patients who may benefit from treatment with VYKAT XR, or the number of patients willing to stay on treatment indefinitely prove to be incorrect, the market opportunity for VYKAT XR may be smaller than we believe it is, our prospects for generating revenue may be adversely affected and our business may suffer.

If we are unable to execute our sales and marketing strategy for VYKAT XR or are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

Although we believe that VYKAT XR represents a promising commercial opportunity, VYKAT XR may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for VYKAT XR globally and build these markets through physician education, awareness programs, and other marketing efforts. Gaining acceptance in medical communities depends on a variety of factors, including clinical data published or reported in reputable contexts, the provisions of the approved label for VYKAT XR, and word-of-mouth between physicians. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our trials sufficiently novel or worthy of publication. Failure to have our trials published in peer-reviewed journals may limit the adoption of our products. Our ability to successfully market our products will depend on numerous factors, including:

•
the outcomes of clinical utility trials of such products in collaboration with key thought leaders to demonstrate our products’ value in informing important medical decisions such as treatment selection;
•
the success of our distribution partners;
•
whether healthcare providers believe VYKAT XR provides clinical utility; and
•
whether health insurers, government health programs and other payers will cover and pay for VYKAT XR and, if so, whether they will adequately reimburse us.

We may rely on third parties, who we do not control, to distribute and sell VYKAT XR. If these distributors are not committed to VYKAT XR or otherwise run into their own financial or other difficulties, it may result in failure to achieve widespread market acceptance of VYKAT XR, and would materially harm our business, financial condition and results of operations.

If we are unable to implement our sales, marketing, distribution, training and support strategies or enter into agreements with third parties to perform these functions, we will not be able to effectively commercialize VYKAT XR and may not reach profitability.

To achieve commercial success for VYKAT XR, we will need to establish a robust sales and marketing organization. We have built a targeted sales, marketing, training and support infrastructure to market VYKAT XR in the U.S. and to establish relationships with collaborations to market, distribute and support VYKAT XR outside of the U.S. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time-consuming and could impact any product launch. Additionally, commercialization of therapeutic products is subject to a variety of regulations regarding the manner in which potential customers may be engaged, the manner in which products may be lawfully advertised, and the claims that can be made for the benefits of the product, among other things. Our lack of experience with product launches may expose us to a higher than usual level of risk of non-compliance with these regulations, with consequences that may include fines or the removal of our approved products from the marketplace by regulatory authorities.

Factors that may inhibit our efforts to commercialize VYKAT XR on our own include:

•
our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•
the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe VYKAT XR or any future products;
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

If we are unable to successfully establish our own sales, marketing, distribution, training and support capabilities and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute VYKAT XR ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute VYKAT XR or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to commercialize VYKAT XR effectively. If we do not establish sales, marketing, distribution, training and support capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing VYKAT XR and achieving profitability, and our business would be harmed.

If physicians decide not to prescribe VYKAT XR, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for VYKAT XR, we will need to educate physicians and other health care professionals on the clinical utility, benefits and value of the tests we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we will need support of physicians, hospital administrators, patients, healthcare payers and others in the medical community that the clinical and economic utility of our products justifies payment for VYKAT XR at adequate pricing levels. We will need to hire additional commercial, scientific, technical and other personnel to support this process.

We may attempt to form partnerships with respect to VYKAT XR, but we may not be able to do so, which may cause us to alter our development and commercialization plans and may cause us to terminate any such programs.

We may form strategic alliances, create joint ventures or collaborations, or enter into licensing agreements with third parties that we believe will more effectively provide resources to develop and commercialize VYKAT XR.

If we attempt to seek appropriate strategic partners, we may face significant competition, and the negotiation process to secure favorable terms is time-consuming and complex. We may not be successful in our efforts to establish such a strategic partnership for any future products and programs on terms that are acceptable to us, or at all.

Any delays in identifying suitable collaborators and entering into agreements to develop or commercialize VYKAT XR could negatively impact the development or commercialization of our products, particularly in geographic regions like the Europe, where we do not currently have development and commercialization infrastructure. Absent a partner or collaborator, we would need to undertake development or commercialization activities at our own expense. If we elect to fund and undertake development and commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our products or bring them to market, and our business may be materially and adversely affected.

VYKAT XR may cause serious adverse side effects or have other properties that could limit the commercial desirability or result in significant negative consequences following commercialization.

Undesirable side effects caused by VYKAT XR could result in a number of potentially significant negative consequences could result, including:

•
we may be forced to recall VYKAT XR and suspend the marketing of VYKAT XR;
•
regulatory authorities may withdraw their approvals of VYKAT XR;
•
regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of VYKAT XR;

•
the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about VYKAT XR;
•
the FDA may require the establishment of Risk Evaluation Mitigation Strategy or a comparable foreign regulatory authority may require a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;
•
we may be required to change the way VYKAT XR is administered or conduct additional clinical trials;
•
we could be sued and held liable for harm caused to subjects or patients;
•
we may be subject to litigation or product liability claims; or
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of VYKAT XR. We currently hold $10.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We face competition, which may result in others discovering, developing or commercializing products more successfully than we do.

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

There has recently been increased activity in the development of drugs to treat the symptoms of PWS. We are aware of at least nine other current or proposed clinical trials evaluating PWS therapies, including with glucagon-like peptide-1 (GLP-1) receptors in patients with PWS.

Even if we are able to engage partners in commercializing VYKAT XR, they may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

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

Our business strategy contemplates international expansion, including partnering with distributors, and introducing VYKAT XR and other planned products outside the U.S. Doing business internationally involves a number of risks, including:

•
multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, tariffs, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•
potential failure by us or our distributors to obtain regulatory approvals for the sale or use of our current products and our planned future products in various countries;
•
difficulties in managing foreign operations, including hiring and maintaining a foreign employee base;
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

As of March 31, 2025, we had 115 employees, up from 92 and 33 full-time employees as of December 31, 2024 and December 31, 2023, respectively. We have experienced significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing, quality assurance, product development, regulatory affairs and drug development. To manage this growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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
•
unexpected changes in tariffs, trade wars, trade barriers, trade restrictions, export or import sanctions, and regulatory requirements;
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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, including the outbreak of hostilities in the Ukraine, the Middle East, outbreaks of disease, or natural disasters including earthquakes, typhoons, floods and fires.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, tariffs, taxes and other limitations on cross-border operations. Since beginning his second term in office, President Trump has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. Such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign governments, may result in any materials that we import to the U.S. from countries subject to tariffs becoming more expensive or increase the price of VYKAT XR in other countries, which could have a material adverse impact on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and results of operations would be materially and adversely affected.

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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404, which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Effective December 31, 2024, we no longer qualify as a smaller reporting company and the reduced compliance requirements to smaller reporting companies no longer apply to us. As such, our auditor was required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the year ended December 31, 2024. We must implement and maintain substantial internal control systems and procedures to satisfy the reporting requirements under the Securities Exchange Act of 1934. During our assessments, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, the cost and scope of remediation actions and their effect on our operations may be significant. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our common stock.

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

As discussed in Item 4 of this Quarterly Report on Form 10-Q, in preparing our consolidated financial statements as of and for the year ended December 31, 2024, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level. To address these material weakness, we plan to take actions designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness. If we discover additional weaknesses in our system of internal financial and accounting controls and procedures, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture or distribute VYKAT XR. We will initially be dependent on sole source suppliers to produce raw materials, active pharmaceutical ingredients (APIs), the finished drug product and the associated packaging for VYKAT XR. If there is an interruption in supply from these sole source suppliers, for any reason, there can be no assurance that we will be able to obtain adequate quantities of the raw materials within a reasonable time or at commercially reasonable prices. Interruptions in supplies due to pricing, timing, availability, or other issues with our sole source suppliers could have a negative impact on our contract manufacturer's ability to manufacture VYKAT XR, which in turn could adversely affect the commercialization of VYKAT XR.

Regardless of whether a sole source supplier enters into a written supply arrangement with us, such supplier could still delay, suspend, or terminate supply of raw materials to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, or bankruptcy or insolvency situations.

Manufacturing or quality assurance difficulties at our contractors and suppliers, the failure or refusal of a supplier or contract manufacturer to supply contracted quantities, or increases in demand on a supplier with constrained capacity could result in delays and disruptions in the manufacturing, distribution, and sale of VYKAT XR, leading to lost revenue or reduced market opportunities. Supply constraints may also lead to pauses, discontinuations, or other product availability issues, which could have a material adverse effect on our consolidated results of operations and cash flows. Further, cost inflation and transportation and logistics challenges in the future may cause delays in, and increase costs related to, procurement activity, and supplier or contract manufacturer arrangements.

If a sole source supplier ceases supply of drug substance, drug product or labeled finished product, there is no guarantee that we will find an alternative supplier on terms acceptable to us, or at all. Finding alternative suppliers may not be feasible or could take a significant amount of time and involve significant expense due to the nature of VYKAT XR. Further the qualification process for a new vendor could take months or years, and any such delay in qualification could significantly harm our business.

In the United States, we intend to continue to rely on one or more specialty pharmacies to dispense VYKAT XR, deliver customer support, and provide us with related services, and our business could be harmed and we could be subject to liabilities if these services are performed inadequately or in a manner that does not comply with applicable laws and regulations.

Our VYKAT XR sales in the United States will initially be through specialty pharmacies and therefore our sales of VYKAT XR will be highly dependent on the performance of these specialty pharmacies. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications which often require a high level of patient education and ongoing management. The use of a specialty pharmacy involves risks, including, but not limited to, risks that a specialty pharmacy:

•
does not effectively dispense or support VYKAT XR;
•
fails to properly administer copay mitigation programs;
•
does not provide us with accurate or timely information regarding their inventories or the number of patients who are using VYKAT XR;
•
fails to provide timely and accurate information regarding product adverse events or product complaints;
•
does not devote the resources necessary to dispense VYKAT XR in a manner that meets patient needs;
•
is unable to satisfy financial obligations to us or others;
•
loses the required licenses to distribute VYKAT XR; or
•
ceases operations.

If a specialty pharmacy partner does not fulfill its contractual obligations to us or fails to adequately dispense VYKAT XR and deliver customer support, our product sales and business could be harmed or we could be subject to legal or regulatory liabilities or sanctions. Furthermore, arrangements between manufacturers and specialty pharmacies can be subject to government scrutiny and challenge under fraud and abuse laws if not structured properly.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. Patent and other intellectual property litigation is prevalent in our sectors. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the U.S. Patent and Trademark Office (USPTO), as well as oppositions and similar processes in foreign jurisdictions. Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure, the risk increases that our commercialization of VYKAT XR or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us and could require us to pay significant royalties and other fees.

Also, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of VYKAT XR. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product may infringe.

In addition, third parties may obtain patent rights in the future and claim that use of our products infringes upon these rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of VYKAT XR, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize VYKAT XR unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize our product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize VYKAT XR.

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

Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension), or both. The scope of patent protection may also be limited. Without patent protection for VYKAT XR, we may be open to competition from generic versions of VYKAT XR. Given the amount of time required for the development, testing and regulatory review of new planned products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

The scope, validity, enforceability, and commercial value of trademark rights are also uncertain. Pending and future trademark applications may not be successful.

We may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive, time-consuming, or unsuccessful.

Competitors may infringe or otherwise violate the patents we rely on, or our other intellectual property rights including trademarks. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming, and there can be no assurance that such efforts will be successful. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practices regarding the enforcement of intellectual property rights and may also be impacted by regulatory actions taken by governmental authorities that affect our ability to use and maintain our intellectual property rights. The loss of patent protection or regulatory exclusivity on VYKAT XR or future products, including potential challenges to our Orange Book patent listings in the U.S., could materially impact our business, results of operations, financial condition and prospects. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent we are asserting is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that the patents we are asserting do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, written description, or lack of patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future vaccine candidates. Such a loss of patent protection could harm our business.

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

Additionally, the U.S. Congress and certain state legislatures in the U.S. have also passed, or have proposed passing, legislation that could adversely impact our ability to settle patent litigations. For example, the State of California has enacted legislation that creates a presumption, with certain exceptions and safe harbors, that various types of patent litigation settlements are anti-competitive, and imposes substantial monetary penalties on companies and individuals who do not comply. The enforcement of this law has been preliminarily enjoined on constitutional grounds, but such legislation still creates a risk of significant potential exposure for settling patent litigations and, in turn, makes it more difficult to settle in the first place, which could have a material adverse effect on our business. VYKAT XR is listed in the Orange Book and can be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for the marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the ANDA applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

We may receive a Paragraph IV certification asserting that the new product will not infringe our listed patents for VYKAT XR, or that such patents are invalid. Upon receipt of such a Paragraph IV certification, we would have 45 days from the receipt of such a certification to initiate a patent infringement lawsuit. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity, such as Orphan Exclusivity, listed in the Orange Book for the referenced product has expired.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims, including potential challenges to our Orange Book patent listings in the U.S., may cause us to incur significant expenses and could distract our technical or management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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
•
issued patents may not provide us with any competitive advantages, or may be held invalid, unenforceable or not properly listable in the Orange Book in the U.S., as a result of legal challenges by our competitors;
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

Additionally, recent reforms and changes at government agencies of the U.S. and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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
•
the FDA may disagree with our statistical analysis plans;
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
•
changes in priorities, reduction in staffing, large staff turnover or inadequate funding for the FDA or comparable foreign regulatory authorities could hinder those agencies from performing normal business functions and increase the time necessary for regulatory submissions to be reviewed and approved, or decrease the likelihood of an approval;
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

In addition, even if we obtain approval of a product candidate, regulatory authorities may approve a product candidate for fewer or more limited indications than we initially request, or may impose significant limitations in the form of narrow indications, warnings, contraindications, or a risk evaluation and mitigation strategy (REMS). Regulatory authorities may not approve the price we intend to charge for a product candidate, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of a product candidate. Any of the foregoing scenarios could seriously harm our business.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. While this court decision created uncertainty in the application of the orphan drug exclusivity, on January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order - that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including market exclusivities, which could lead to uncertainties in the industry. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

Further, orphan exclusivity in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In the U.S., orphan drug exclusivity may not effectively protect an approved product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity.

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

Healthcare reform measures could hinder or prevent our commercial success.

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
•
the availability of capital.

There has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. In April 2025, President Trump issued an executive order and an accompanying fact sheet focused on lowering drug prices, but it is unclear what actions will be implemented by the Department of Health and Human Services, CMS, and FDA under the new leadership, and how those actions will impact our industry and our business. To the extent these changes lead to disruptions in federal agencies, greater uncertainty in the industry, or impose more constraints on drug pricing, such as the introduction of the most-favored nation pricing or international reference pricing, our business may be materially impacted. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

In addition, individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, the FDA has authorized the State of Florida to develop a program to import certain prescription drugs from Canada for a limited time-period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products or product candidates.

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

In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which gave deference to regulatory agencies in litigation against the FDA and other agencies. As a result, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could delay the FDA’s review of our marketing applications. Under the new leadership at the HHS under the Trump administration, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of federal agencies. There is significant uncertainty in the industry, and we cannot predict how federal agencies will change in the coming years under the new administration or how our business will be impacted.

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

Once we begin commercializing VYKAT XR, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, and third-party payers will play a primary role in the recommendation and prescription of VYKAT XR. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute VYKAT XR. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the Anti-Kickback Statute, the False Claims Act, HIPAA and the HITECH Act.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

•
our ability to successfully commercialize, and realize significant revenues from sales of VYKAT XR;
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

Moreover, any security breach or other event that leads to loss of, unauthorized access to, disclosure of, or other processing of personal information could harm our reputation, compel us to comply with federal and/or state notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For more information see our risk factor “We are subject to U.S. and foreign laws regarding privacy, data protection, and data security that could entail substantial compliance costs, while the failure to comply could subject us to significant liability”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We have social media posts at X (formerly Twitter) - @SolenoTX and LinkedIn - Soleno Therapeutics, Inc. It is possible that information we post on social media channels could be deemed to be material information. The information on, or that may be accessed through, our website and social media channels is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered a part of this Quarterly Report on Form 10-Q.

(c) Insider Adoption or Termination of Trading Arrangements

The following provides information regarding "Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, each a 10b5-1 Plan) adopted or terminated during the three months ended March 31, 2025 by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 (Section 16 Director or Officer):

Anish Bhatnagar, our Chief Executive Officer and Chairman of our board of directors adopted a 10b5-1 Plan on September 6, 2024. Mr. Bhatnagar's 10b5-1 Plan provided for the potential sale of up to 300,000 shares of our common stock, and was set to expire on September 6, 2025, or upon the earlier completion of all authorized transactions thereunder. Dr. Bhatnagar terminated this 10b5-1 plan on January 14, 2025.

Jim Mackaness, our Chief Financial Officer, adopted a 10b5-1 Plan on September 6, 2024. Mr. Mackaness's 10b5-1 Plan provided for the potential sale of up to 60,000 shares of our common stock, and was set to expire on September 6, 2025, or upon the earlier completion of all authorized transactions thereunder. Mr. Mackaness terminated this 10b5-1 plan on January 14, 2025.

Kristen Yen, our Senior Vice President, Global Clinical Operations and Patient Advocacy, adopted a 10b5-1 Plan on September 13, 2024. Ms. Yen's 10b5-1 Plan provided for the potential sale of up to 95,089 shares of our common stock, and was set to expire on September 30, 2025, or upon the earlier completion of all authorized transactions thereunder. Ms. Yen terminated this 10b5-1 plan on March 13, 2025.

These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of our Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend investment plans of us that have been designed to comply with Rule 10b5-1(c). No "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted or terminated by any Section 16 Director or Officer during the three months ended March 31, 2025.

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

Date: May 7, 2025	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)