Form 10-Q
period 2025-06-30
SOLENO THERAPEUTICS INC
filed 2025-08-06
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, there were 53,145,009 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$76,497	$87,928
Marketable securities	210,344	203,509
Accounts receivable, net	24,624	-
Inventory	2,355	-
Prepaid expenses and other current assets	2,969	2,452
Total current assets	316,789	293,889
Long-term assets
Property and equipment, net	166	186
Operating lease right-of-use assets	2,434	2,798
Intangible assets, net	5,832	6,805
Long-term marketable securities	7,002	27,211
Other long-term assets	83	83
Total assets	$332,306	$330,972
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,216	$8,882
Accrued compensation	6,267	4,776
Accrued clinical trial site costs	1,863	1,826
Operating lease liabilities	676	526
Accrued interest payable	409	-
Other current liabilities	5,512	2,737
Total current liabilities	20,943	18,747
Long-term liabilities
Contingent liability for Essentialis purchase price	18,859	14,791
Long-term debt, net	49,845	49,828
Long-term lease liabilities	2,248	2,472
Other long-term liabilities	271	21
Total liabilities	92,166	85,859
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,437,066 and 45,703,811 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	50	46
Additional paid-in-capital	740,746	696,966
Accumulated other comprehensive income	85	361
Accumulated deficit	(500,741)	(452,260)
Total stockholders’ equity	240,140	245,113
Total liabilities and stockholders’ equity	$332,306	$330,972

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product revenue, net	$32,657	$—	$32,657	$—
Total revenue	32,657	—	32,657	—

Operating expenses
Cost of goods sold	696	—	696	—
Research and development	9,147	12,342	22,664	26,944
Selling, general and administrative	28,238	10,889	57,497	19,361
Change in fair value of contingent consideration	1,101	1,637	4,068	2,038
Total operating expenses	39,182	24,868	84,925	48,343
Operating loss	(6,525)	(24,868)	(52,268)	(48,343)
Other income (expense), net
Interest income, net	3,193	3,014	6,524	5,091
Interest expense	(1,376)	-	(2,737)	-
Total other income (expense), net	1,817	3,014	3,787	5,091
Net loss	$(4,708)	$(21,854)	$(48,481)	$(43,252)

Other comprehensive income (loss)
Net unrealized loss on marketable securities	(153)	(46)	(292)	(151)
Foreign currency translation adjustment	12	(1)	16	(2)
Total comprehensive loss	$(4,849)	$(21,901)	$(48,757)	$(43,405)

Net loss per common share, basic and diluted	$(0.09)	$(0.57)	$(1.00)	$(1.16)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	50,483,281	38,631,565	48,342,928	37,419,968

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2025	45,703,811	$46	$696,966	$361	$(452,260)	$245,113
Stock-based compensation	-	-	14,679	-	-	14,679
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	943,980	1	13,365	-	-	13,366
Exercise of common stock warrants	1,879,678	2	3,009	-	-	3,011
Unrealized loss on marketable securities	-	-	-	(139)	-	(139)
Foreign currency translation adjustment	-	-	-	4	-	4
Net loss	-	-	-	-	(43,773)	(43,773)
Balances at March 31, 2025	48,527,469	49	728,019	226	(496,033)	232,261
Stock-based compensation	-	-	9,958	-	-	9,958
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,039,402	1	626	-	-	627
Tax withholding payments for net share-settled equity awards	(433)	-	(33)	-	-	(33)
Exercise of common stock warrants	870,628	-	2,176	-	-	2,176
Unrealized loss on marketable securities	-	-	-	(153)	-	(153)
Foreign currency translation adjustment	-	-	-	12	-	12
Net loss	-	-	-	-	(4,708)	(4,708)
Balances at June 30, 2025	50,437,066	$50	$740,746	$85	$(500,741)	$240,140

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2024	31,678,159	$32	$433,885	$-	$(276,410)	$157,507
Stock-based compensation	-	-	6,445	-	-	6,445
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	14,034	-	15	-	-	15
Exercise of common stock warrants and pre-funded common stock warrants	1,644,886	1	922	-	-	923
Unrealized loss on marketable securities	-	-	-	(105)	-	(105)
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(21,398)	(21,398)
Balances at March 31, 2024	33,337,079	33	441,267	(106)	(297,808)	143,386
Stock-based compensation	-	-	7,160	-	-	7,160
Issuance of restricted stock units under equity incentive plans	75,750	-	-	-	-	-
Sale of common stock, net of issuance costs of $9,746	3,450,000	4	148,951	-	-	148,955
Exercise of common stock warrants and pre-funded common stock warrants	1,435,319	1	2,619	-	-	2,620
Exercise of stock options	88,631	-	537	-	-	537
Unrealized loss on marketable securities	-	-	-	(46)	-	(46)
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(21,854)	(21,854)
Balances at June 30, 2024	38,386,779	$38	$600,534	$(153)	$(319,662)	$280,757

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(48,481)	$(43,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,006	984
Accretion of premium/discount on marketable securities	(1,954)	(1,586)
Non-cash lease expense	364	139
Amortization of debt issuance costs	17	-
Stock-based compensation expense	24,377	13,605
Change in fair value of contingent consideration	4,068	2,038
Other non-cash reconciling items	16	(2)
Change in operating assets and liabilities:
Accounts receivable	(24,624)	-
Inventory	(2,095)	-
Prepaid expenses, other current assets and other assets	(339)	380
Accounts payable	(2,603)	567
Accrued compensation	1,491	(986)
Accrued clinical trial site costs	37	(1,530)
Operating lease liabilities	(74)	(107)
Other liabilities	3,434	(429)
Net cash used in operating activities	(45,360)	(30,179)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(19)
Purchases of marketable securities	(104,764)	(261,146)
Maturities of marketable securities	119,800	25,000
Net cash provided by (used in) investing activities	15,022	(236,165)
Cash flows from financing activities:
Payment of debt issuance costs	(62)	-
Payment of deferred financing costs	(178)	-
Proceeds from the sale of common stock, net of issuance costs	-	148,955
Proceeds from exercise of common stock warrants	5,187	-
Proceeds from exercise of common stock and pre-funded stock warrants	-	3,543
Proceeds received prior to and for the issuance of common stock and pre-funded warrants	-	637
Proceeds from exercise of stock options	13,993	552
Tax withholding payments for net share-settled equity awards	(33)	-
Net cash provided by financing activities	18,907	153,687
Net decrease in cash and cash equivalents	(11,431)	(112,657)
Cash and cash equivalents, beginning of period	87,928	169,681
Cash and cash equivalents, end of period	$76,497	$57,024

Supplemental disclosure of non-cash operating and financing information
Cash paid for interest	$2,060	$-

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

June 30, 2025

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is a biopharmaceutical company developing novel therapeutics for the treatment of rare diseases. On March 26, 2025, the Company announced that its lead product candidate, VYKATTM XR (diazoxide choline) extended-release tablets, formerly known as DCCR, had been approved by the U.S. Food and Drug Administration (FDA). VYKAT XR is indicated to treat hyperphagia in adults and pediatric patients four years of age and older with Prader-Willi syndrome (PWS). On April 14, 2025, the Company announced that prescriptions of VYKAT XR had been delivered to the first individuals living with PWS who had been prescribed the medication and began recognizing revenue from the sales of VYKAT XR during the three months ended June 30, 2025. The Company is incorporated in the State of Delaware and is headquartered in Redwood City, California.

Note 2. Liquidity

The Company used $45.4 million of cash in its operating activities, had a net loss of $48.5 million during the six months ended June 30, 2025 and had an accumulated deficit of $500.7 million at June 30, 2025 resulting from having incurred losses since its inception. The Company had $76.5 million of cash and cash equivalents and $217.3 million of marketable securities on June 30, 2025. With FDA approval of VYKAT XR and first prescriptions being delivered in April 2025, the Company recognized revenue during the three months ended June 30, 2025.

As of June 30, 2025, the Company had $50.0 million of debt outstanding under the loan and security agreement with Oxford Financing LLC and its affiliates (collectively, Oxford) entered into in December 2024. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million is available through September 30, 2025 and $25 million will become available during the period October 1, 2025 to September 30, 2026. An additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon the Company's mutual consent with Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. The term loans accrue interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

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

In July 2025, the Company closed an underwritten public offering of 2,705,882 shares of its common stock at an offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares of its common stock. The gross proceeds of the public offering were $230.0 million, before deducting the underwriter discount and other offering expenses, totaling approximately $14.3 million.

The Company expects that its current cash, cash equivalents and marketable securities balances will be sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three and six months ended June 30, 2025 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (SEC) on February 28, 2025.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates included in the financial statements include the valuation of deferred income tax assets, the valuation of financial instruments, stock-based compensation, accrued costs for services rendered in connection with third-party contractor clinical trial activities, reserves for product sales, and the valuation of contingent liabilities for the purchase price of assets obtained through acquisition.

Accounts Receivable, net

Accounts receivable, net consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contract with its customer has customary payment terms that require payment within 45 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customer. Based on its assessment, as of June 30, 2025, the Company determined that an allowance for credit loss was not required.

Concentration of Major Customers and Off-Balance Sheet Risk

The Company contracts with one customer, its specialty pharmacy, to market and distribute VYKAT XR to patients in the United States. As of June 30, 2025, its accounts receivable, net are solely from sales of VYKAT XR, and are from this sole customer.

The Company's dependency on one customer exposes it to several risks, including the potential for disruptions in its distribution network, changes in this customer's business strategies, or financial difficulties faced by this customer. Any significant disruption or change in the Company's relationship with this customer could materially and adversely affect its ability to effectively reach other potential end users and maintain its market position.

While the Company believes its relationship with this customer is strong and mutually beneficial, there can be no assurance that it will be able to maintain this relationship or that it will be able to replace this specialty pharmacy with alternative specialty pharmacies, if necessary.

The Company relies on sole source suppliers and third-party manufacturers to supply raw materials and manufacture its product. The inability of these suppliers or manufacturers to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with these suppliers or manufacturers, or an adverse change in their business, could materially impact future operating results.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, net

The Company sells its product to one specialty pharmacy. The product is distributed through a third-party logistics distribution agent (3PL) that does not take title to the product. In the Company's agreement with the 3PL, the Company acts as principal because it retains control of the product. Once the product is delivered to the Company’s specialty pharmacy, the specialty pharmacy takes title to the product. The specialty pharmacy then distributes the product to patients. The Company offers returns of product sold to the customer on a limited basis; however, no material returns have been recognized to date.

Revenue from product sales is recognized when the customer obtains control of the Company's product, which occurs at the point in time that there is a transfer of title to the customer. The Company has no other performance obligations besides the sale of product. The Company classifies payments to its customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss. Otherwise, payments to a customer or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. Because the Company's payment terms are 45 days or less, the Company concluded there is not a significant financing component. The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that the Company would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from rebates, discounts, returns, and co-pay assistance that are offered within the contract between the Company and its customer relating to the sale of VYKAT XR. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than the customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are weighted for relevant factors such as the Company's historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from the Company's estimates, it will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Government rebates: The Company is subject to discount obligations under several government programs, including Medicaid programs, Medicare and TRICARE in the United States. The Company estimates these rebates based upon a range of possible outcomes that are weighted for the estimated payer mix. These reserves are recorded in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets. On a quarterly basis, the Company updates its estimates and records any adjustments in the period that it identifies the adjustments.

Trade discounts and allowances: The Company provides discounts on VYKAT XR sales to its customer for prompt payment. This discount is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives and pays for various distribution services from its customer in the distribution channel.

Product returns: The Company's customer has limited return rights related to unexpected instances in which the product is found to be damaged or defective. The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period in which the related product revenue is recognized. Based on the distribution model for VYKAT XR, the Company believes there will be minimal returns as such returns have not been material to date.

Other incentives: Other incentives include co-payment assistance the Company provides to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period the related revenue is recognized.

Provisions for trade discounts and allowances are recorded as reductions to accounts receivable, and returns, government rebates, and other incentives are recorded as a component of accrued expenses.

The table below summarizes balances and activity in each of the product revenue allowance and reserve categories as follows (in thousands):

	Rebates	Discounts and Chargebacks	Copay Assistance and Returns	Total
Balance as of December 31, 2024	$-	$-	$-	$-
Provisions	2,987	919	396	4,302
Credits/payments	-	(288)	(215)	(503)
Balance as of June 30, 2025	$2,987	$631	$181	$3,799

Inventory

The Company capitalizes inventory costs associated with products when future economic benefit is expected to be realized. These costs consist of raw materials, manufacturing-related costs, personnel costs including stock-based compensation, facility costs, and other indirect overhead costs. Prior to receiving FDA approval for VYKAT XR in March 2025, the Company expensed costs related to inventory for clinical and pre-commercial purposes directly to research and development expense. Following the FDA’s approval of VYKAT XR, the Company began capitalizing inventory related to commercialized products held for sale, in-process of production for sale, and raw materials to be used in the manufacturing of inventory.

The Company values inventory at the lower of cost or estimated net realizable value. The Company determines the cost of inventory, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Raw materials and work in process includes all inventory costs prior to packaging and labeling, including raw materials, active pharmaceutical ingredient, and drug product. Finished goods include packaged and labeled products. Raw materials and work in process that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is intended to be used for research and development, it is expensed as research and development once that determination is made. Based on its assessment, as of June 30, 2025, the Company determined that an allowance for excess and obsolete inventory and lower of cost or estimated net realizable value adjustments was not required.

Cost of Goods Sold

Cost of goods sold consists of manufacturing costs, transportation and freight, amortization of capitalized intangibles, royalty payments and indirect overhead costs associated with the manufacturing and distribution of VYKAT XR. Cost of goods sold may also include periodic costs related to certain manufacturing services and inventory adjustment charges. Finally, cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

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

The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at June 30, 2025 (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$129,691	$76	$(35)	$129,732
Corporate debt securities and commercial paper	87,585	37	(8)	87,614
Total	$217,276	$113	$(43)	$217,346

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$69,792	$69,792	$—	$—
Total cash equivalents	$69,792	$69,792	$—	$—

Marketable securities:
U.S. Treasury securities	$129,732	$—	$129,732	$—
Corporate debt securities and commercial paper	87,614	—	87,614	—
Total marketable securities	$217,346	$—	$217,346	$—
Total assets	$287,138	$69,792	$217,346	$—

Liabilities
Essentialis purchase price contingency liability	$18,859	$—	$—	$18,859
Total liabilities	$18,859	$—	$—	$18,859

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$59,885	$59,885	$—	$—
Total cash equivalents	$59,885	$59,885	$—	$—

Marketable securities:
U.S. treasury securities	$198,065	$—	$198,065	$—
Corporate debt securities and commercial paper	32,655	—	32,655	—
Total marketable securities	$230,720	$—	$230,720	$—
Total assets	$290,605	$59,885	$230,720	$—

Liabilities
Essentialis purchase price contingency liability	$14,791	$—	$—	$14,791
Total liabilities	$14,791	$—	$—	$14,791

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability has historically been estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the FDA as well as achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue. The Level 3 estimates are based, in part, on subjective assumptions. As of June 30, 2025, following the receipt of FDA approval for VYKAT XR, the Company no longer considers FDA approval as a variable and determined a 100% probability of achieving the remaining two milestones. Prior to receiving FDA approval, management relied on published research relating to clinical development success rates to determine the likelihood of FDA approval occurring. Based on this assessment, an 88% probability of achieving all three milestones was determined to be reasonable as of December 31, 2024. During the periods presented, other than as discussed above regarding the receipt of FDA approval for VYKAT XR, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2025 and 2024 (in thousands):

Purchase Price
Contingent Liability
Balance at January 1, 2025	$14,791
Change in value of contingent liability	4,068
Balance at June 30, 2025	$18,859

Purchase Price
Contingent Liability
Balance at January 1, 2024	$11,549
Change in value of contingent liability	2,038
Balance at June 30, 2024	$13,587

Note 5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$1,143	$-
Work in process	950	-
Finished goods	262	-
Total	$2,355	$-

Note 6. Commitments and Contingencies

Facility Leases

On June 13, 2024, the Company entered into a new office lease in Redwood City, California for office space for its headquarters facility. The lease provides office space of approximately 18,026 square feet and for base monthly rent payments beginning at $57,400 that increase annually by approximately 3.0% over the term of five years from the date of occupancy. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. The lease commencement date was September 1, 2024 when the premises became available for occupancy. The Company’s operating lease for its predecessor headquarters facility office space in Redwood City, California began on June 1, 2023 and expired in May 2025.

The Company's operating lease right-of-use (ROU) assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company's condensed consolidated balance sheets. In September 2024, the Company recorded an increase to its ROU assets by $2.8 million and an increase to its lease liability of $2.8 million as a result of the June 2024 office lease. As of June 30, 2025 and December 31, 2024, the Company's short-term liabilities were equal to $0.7 million and $0.5 million, respectively, and the long-term operating lease liabilities were equal to $2.2 million and $2.5 million, respectively.

The weighted average discount rate related to the Company's lease liabilities was 8.5% as of June 30, 2025 over a remaining term of 4.2 years, and 8.5% as of December 31, 2024 over a remaining term of 4.7 years. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The components of lease expense during the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost:
Operating lease cost	$232	$77	$490	$154
Variable lease cost	2	4	6	8
Short-term lease cost	12	59	26	93
Total operating lease cost	$246	$140	$522	$255

Supplemental cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
	Six Months Ended June 30,
	2025	2024
Operating cash flows from operating leases	$200	$121

The following is a schedule by year of future maturities of the Company's operating lease liabilities as of June 30, 2025 (in thousands):

2025 (remainder of the year)	$294
2026	751
2027	861
2028	942
2029	665
Total lease payments	3,513
Less interest	(589)
Total	$2,924

Other Commitments

The Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services and supplies, and vendors for preclinical studies as well as other services and products for operating purposes, which are generally cancelable upon written notice. As of June 30, 2025, the Company’s non-cancelable other commitments were $15.7 million in the aggregate.

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

As of June 30, 2025, the Company had $50.0 million outstanding under the Oxford loan agreement. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million is available through September 30, 2025 and $25 million will become available during the period October 1, 2025 to September 30, 2026. An additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon the mutual consent of the Company and Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. The term loans accrue interest, payable monthly, at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%. The principal portion of the loan is due in eleven equal monthly installments beginning February 1, 2029, through December 1, 2029. However, if a specified milestone is achieved on or after December 17, 2025, then the term loan will begin to amortize in equal monthly installments beginning on February 1, 2030, and the maturity date will be extended to December 1, 2030. At maturity, the final principal payment will include a fee of 5% of the total principal borrowed. The $2.5 million final interest payment related to the $50 million borrowed as of June 30, 2025 is accrued over the term of loan as long-term accrued interest payable. However, if a specified milestone is achieved on or after December 17, 2025, then the term loan will begin to amortize in equal monthly installments beginning on February 1, 2030, the maturity date will be extended to December 1, 2030, and the final payment will include a fee of 6.5% of the total principal borrowed. As of June 30, 2025, $271 thousand was accrued as part of other long-term liabilities on the condensed consolidated balance sheet. Loan issuance costs of $174 thousand were recorded as a reduction of the principal loan balance on the condensed consolidated balance sheet and are amortized as interest expense over the term of the loan.

The outstanding long-term debt consisted of the following (in thousands):

June 30, 2025
Long-term debt	$50,000
Unamortized debt issuance costs	(155)
Total long-term debt, net	$49,845

The following table provides the components of interest expense related to the long-term debt (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Interest expense based on contractual loan rate	$1,242	$2,470
Amortization of debt issuance costs and accretion of final interest payment	134	267
Total interest expense	$1,376	$2,737

The loan and security agreement provides for both affirmative and negative covenants, including covenants limiting the ability of the Company and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the loan and security agreement contains a minimum revenue covenant commencing on the earlier of the date that more than $50 million principal amount of term loans have been funded under the loan and security agreement and June 30, 2026; provided that such minimum revenue covenant shall not be tested during periods when the Company’s market capitalization or unrestricted cash meet certain minimum thresholds. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the loan and security agreement, the termination of the lenders’ commitments, a 5.0% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the loan and security agreement. The Company was in compliance with all applicable debt covenants as of June 30, 2025.

Note 8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock.

May 2024 Public Offering of Common Stock

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

October 2023 Public Offering of Common Stock and Concurrent Private Placement of Common Stock and Pre-Funded Warrants

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

The warrants were separated into two tranches with 8,598,870 Tranche A Warrants with an exercise price of $1.75 per share and aggregate proceeds of up to approximately $15.0 million, and 14,000,000 Tranche B Warrants with an exercise price of $2.50 per share and aggregate proceeds of up to $35.0 million. The Tranche A warrants were immediately exercisable and were required to be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602. On September 26, 2023, the Company announced positive top-line data and subsequently received $15.0 million from the exercise of the

Tranche A warrants. The Tranche B warrants were also immediately exercisable and, following the FDA's approval of VYKAT XR, the remainder of these warrants were exercised. The Company received an aggregate of $35.0 million from the exercise of the Tranche B warrants. As of June 30, 2025, there were no remaining warrants outstanding under the Securities Purchase Agreement.

March 2022 Public Offering of Common Stock

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

Through June 30, 2025, 2,150,406 of the March 2022 common warrants had been exercised for gross proceeds of $9.7 million and 1,333,329 warrants were exercised using the cashless exercise option with no proceeds to the Company. As of June 30, 2025, 516,265 of the March 2022 common warrants remained outstanding.

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

Common Stock Warrants

As of June 30, 2025 and December 31, 2024, the following table summarizes the Company's outstanding common stock warrants:

	As of June 30, 2025		As of December 31, 2024
	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Expiration Date
March 2022 Common warrants	516,265	$4.50	1,255,346	$4.50	March 2027
May 2023 Tranche B warrants	-	$-	2,065,305	$2.50	November 2026
October 2023 pre-funded warrants	250,000	$0.01	250,000	$0.01	N/A
Total	766,265		3,570,651

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

On January 17, 2024, the Company filed a Registration Statement on Form S-8 which registered an additional 1.0 million shares which automatically became available for issuance under the 2014 Plan as of January 1, 2024. On June 6, 2024, the Company's stockholders approved the Amended and Restated 2014 Plan which included an increase of 2.0 million shares, which became immediately available for issuance. On February 28, 2025, the Company filed a Registration Statement on Form S-8 which registered an additional 1.8 million shares which automatically became available for issuance under the 2014 Plan as of January 1, 2025. As of June 30, 2025, a total of 1,104,779 shares were available for future grant under the 2014 Plan.

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

As of June 30, 2025, a total of 8,318 shares were available for future grant under the Inducement Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,368	$2,705	$6,682	$5,166
Selling, general and administrative	7,330	4,455	17,695	8,439
Total	$9,698	$7,160	$24,377	$13,605

After the FDA approval of VYKAT XR in March 2025, the Company began capitalizing stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYKAT XR. For the three months ended June 30, 2025, the Company capitalized $0.3 million into inventory.

Stock Options

The Company granted options to purchase 102,242 and 343,700 shares of the Company’s common stock to employees during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company granted options to purchase 689,403 and 3,600 shares of the Company’s stock to employees and a consultant, respectively. During the six months ended June 30, 2024, the Company granted options to purchase 1,080,380 of the Company's stock to employees and a consultant. There were no performance-based options granted during the three and six months ended June 30, 2025 and 2024, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected life (years)	6.1	6.1	5.9-6.1	5.8-6.1
Risk-free interest rate	3.8%-4.2%	4.3%-4.6%	3.8%-4.7%	4.0%-4.6%
Volatility	117%	122%	117%-120%	122%-124%
Dividend rate	— %	— %	— %	— %

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

The following table summarizes stock option transactions for the six months ended June 30, 2025 which were for awards issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2025	3,971,798	$26.75	8.48	$79,578
Options granted	693,003	53.24
Options exercised	(1,026,329)	13.63
Options canceled/forfeited	(170,194)	52.61
Balance at June 30, 2025	3,468,278	$34.66	8.47	$170,585
Options exercisable at June 30, 2025	1,007,206	$24.22	7.47	$60,193
Options vested and expected to vest at June 30, 2025	3,468,278	$34.66	8.47	$170,585

The weighted-average grant date fair value of options granted was $46.61 and $36.34 per share for the six months ended June 30, 2025 and 2024, respectively. The intrinsic value of the stock options exercised was $55.6 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, total unrecognized employee stock-based compensation related to stock options that are likely to vest was $77.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years.

Restricted Stock Units

There were 130,955 and 32,500 restricted stock units granted to employees and directors by the Company during the three months ended June 30, 2025 and 2024, respectively, and 353,581 and 391,530 restricted stock units granted to employees and directors by the Company during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2024, the Company granted 10,000 performance-based restricted stock units to a consultant. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the six months ended June 30, 2025 under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2025	939,865	$48.55
Restricted stock units granted	353,581	$57.26
Restricted stock units vested	(819,273)	$48.58
Restricted stock units canceled/forfeited	(5,716)	$52.82
Outstanding at June 30, 2025	468,457	$55.02

The weighted-average grant-date fair value of all restricted stock units granted during the six months ended June 30, 2025 and 2024 was $57.26 and $37.58, respectively. The fair value of all restricted stock units vested during the six months ended June 30, 2025 and 2024 was $40.6 million and $6.8 million, respectively. At June 30, 2025, total unrecognized employee stock-based compensation related to restricted stock units was $19.3 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.

Certain directors have elected to delay the issuance of certain vested restricted stock units granted under the 2014 Plan. Certain of these RSUs have vested as of June 30, 2025 based on the applicable service periods, but the issuance of common stock has been deferred until a future date when the directors' service to the Company terminates, or there is a change in control of the Company. The grant-date fair value of these 13,000 shares is $0.6 million, which has been recognized as stock-based compensation expense over the requisite service period in the condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2025, there were no purchases by employees under this plan.

Note 9. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in October 2023 and in connection with the exercise of certain May 2023 Tranche A and Tranche B warrants, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022, May 2023 and October 2023 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the March 2022, May 2023 and October 2023 common warrants issued do not participate in losses. For the three and six months ended June 30, 2025 and 2024, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are the weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock	50,233,281	35,641,878	48,092,928	34,037,201
May 2023 Tranche A pre-funded warrants	-	2,241,352	-	2,325,091
May 2023 Tranche B pre-funded warrants	-	451,632	-	451,632
October 2023 pre-funded warrants	250,000	296,703	250,000	606,044
Total	50,483,281	38,631,565	48,342,928	37,419,968

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of June 30,
	2025	2024
Warrants issued to 2010/2012 convertible note holders to purchase common stock	-	6,804
Warrants issued to underwriter to purchase common stock	-	1,100
March 2022 common warrants	516,265	1,483,743
May 2023 Tranche B warrants	-	5,775,000
Options to purchase common stock	3,468,278	3,305,259
Outstanding restricted stock units	468,457	256,030
Total	4,453,000	10,827,936

Note 10. Segment Reporting

The Company has one operating and reporting segment focused on the development and commercialization of its lead therapeutic product, VYKAT XR. The Company’s chief operating decision maker (CODM) is the chief executive officer who reviews product revenue, net, and cash operating expenses on a consolidated basis to make decisions about allocating resources and assessing performance for the entire Company. The CODM does not review assets at a level or category different than the amounts disclosed in the condensed consolidated balance sheet.

The following table presents selected financial information with respect to the Company's single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product revenue, net	$32,657	$-	$32,657	$-
Net loss	(4,708)	(21,854)	(48,481)	(43,252)
Less total other income, net	1,817	3,014	3,787	5,091
Operating loss	(6,525)	(24,868)	(52,268)	(48,343)
Total operating expenses	39,182	24,868	84,925	48,343
Less non-cash expenses
Depreciation and amortization	(502)	(494)	(1,006)	(984)
Non-cash lease expense	(169)	(70)	(364)	(139)
Change in fair value of contingent consideration	(1,101)	(1,637)	(4,068)	(2,038)
Stock-based compensation	(9,698)	(7,160)	(24,377)	(13,605)
Cash operating expenses	$27,712	$15,507	$55,110	$31,577

Note 11. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2025 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events disclosure required, with the exception of the following:

July 2025 Public Offering of Common Stock

In July 2025 the Company closed an underwritten public offering of 2,705,882 shares of its common stock at an offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares of its common stock. The gross proceeds of the public offering were $230.0 million, before deducting the underwriter discount and other offering expenses, totaling approximately $14.3 million.

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

We began commercial marketing and sales and recognizing revenue during the three months ended June 30, 2025. The transaction price that we recognize as revenue for VYKAT XR sales includes an estimate of variable consideration, which includes rebates, discounts, returns, and copay assistance that are offered within our contract with our specialty pharmacy. Refer to Note 3 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Revenue Recognition

After FDA approval of VYKAT XR in March 2025, we began commercial marketing and made our first product sales in the three months ended June 30, 2025. ASC Topic 606, Revenue from Contracts with Customers, requires us to make estimates of variable consideration, included in contracts with customers, to be included in the transaction price. The transaction price that is recognized as revenue for products upon delivery and transfer of title to the customer includes an estimate of variable consideration for reserves, which result from rebates, discounts, returns, and co-pay assistance that are offered within contracts between us and our customer.

Government rebates: We are subject to discount obligations under several government programs, including Medicaid programs, Medicare and TRICARE in the United States. We estimate these rebates based upon a range of possible outcomes that are weighted for the estimated payer mix. These reserves are recorded in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Trade discounts and allowances: We provide discounts on VYKAT XR sales to our customer for prompt payment. This discount is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we receive and pay for various distribution services from our customer in the distribution channel.

Product returns: Our customer has limited return rights related to unexpected instances in which the product is found to be damaged or defective. We estimate the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period in which the related product revenue is recognized. Based on the distribution model for VYKAT XR, we believe there will be minimal returns as such returns have not been material to date.

Other incentives: Other incentives include co-payment assistance we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period the related revenue is recognized.

Variable consideration is estimated and reduces the transaction price to reflect our best estimate of the amount of consideration to which we are entitled based on the terms of the contracts and are recorded in the same period the related product revenues is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates in the period these variances become known.

Aside from revenue recognition as noted above, there have been no significant changes during the three and six months ended June 30, 2025 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our significant accounting policies are more fully described in Note 3 of our most recent Annual Report on Form 10-K.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024 (in thousands)

	Three Months Ended June 30,		Increase (decrease)
	2025	2024	Amount	Percentage
Revenue
Product revenue, net	$32,657	$-	$32,657	100%
Total revenue	32,657	-	32,657	100%

Operating expenses
Cost of goods sold	696	-	696	100%
Research and development	9,147	12,342	(3,195)	(26%)
Selling, general and administrative	28,238	10,889	17,349	159%
Change in fair value of contingent consideration	1,101	1,637	(536)	(33%)
Total operating expenses	39,182	24,868	14,314	58%
Operating loss	(6,525)	(24,868)	18,343	(74%)
Other income (expense), net
Interest income, net	3,193	3,014	179	6%
Interest expense	(1,376)	-	(1,376)	(100%)
Total other income (expense), net	1,817	3,014	(1,197)	(40%)
Net loss	$(4,708)	$(21,854)	$17,146	(78%)

Product Revenue, Net

Product revenue, net was $32.7 million for the three months ended June 30, 2025, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the three months ended June 30, 2024.

Cost of Goods Sold

Cost of goods sold was $0.7 million for the three months ended June 30, 2025, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the three months ended June 30, 2024. Prior to receiving FDA approval for VYKAT XR in March 2025, costs associated with the manufacturing of VYKAT XR were expensed as research and development expense. As such, a portion of the cost of inventory sold during the period was expensed prior to FDA approval.

Research and development expense

Research and development expense was $9.1 million, which includes $2.4 million of non-cash stock-based compensation, for the three months ended June 30, 2025, compared to $12.3 million, which includes $2.7 million of non-cash stock-based compensation, in the same period of 2024. Costs in support of our June 2024 New Drug Application (NDA) submission, supply chain activities, and clinical activities decreased $2.6 million, $0.3 million, and $0.5 million, respectively, between comparable periods. We incurred $0.6 million in the three months ended June 30, 2025 towards our Marketing Authorization Application (MAA) submission in Europe, which was submitted in the second quarter of 2025. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of our regulatory filings and activities for commercial launch. Of the non-cash stock-based compensation recognized in the three months ended June 30, 2025, $0.2 million was due to performance-based RSU grants which vested upon approval of our NDA for VYKAT XR by the FDA in March 2025.

Selling, general and administrative expense

Selling, general and administrative expense was $28.2 million, which includes $7.3 million of non-cash stock-based compensation, for the three months ended June 30, 2025, compared to $10.9 million, which includes $4.5 million of non-cash stock-based compensation, in the same period of 2024. Personnel and associated costs increased $7.6 million as we hired additional employees for commercial launch and in support of our increased business activities. New program costs associated with commercial launch, including disease state education, analytics, other marketing programs, medical affairs activities and patient advocacy activities increased by $6.8 million. We expect selling, general and administrative expenses to continue to increase as we have begun commercialization of VYKAT XR. Of the non-cash stock-based compensation recognized in the three months ended June 30, 2025, $0.4 million was due to performance-based RSU grants which vested upon approval of our NDA for VYKAT XR by the FDA in March 2025.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of VYKAT XR in accordance with the terms of our 2017 merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $18.9 million as of June 30, 2025, a $1.1 million increase from the estimate as of March 31, 2025, primarily due to the approval of our NDA for VYKAT XR by the FDA in March 2025 and recording product revenue from sales of VYKAT XR subsequent to the approval. During the three months ended June 30, 2024, the estimate increased by $1.6 million from the $12.0 million estimate as of March 31, 2024.

Other income (expense), net

We had other income (expense), net of approximately $1.8 million in the three months ended June 30, 2025, compared to approximately $3.0 million during the three months ended June 30, 2024. The decrease was primarily due to interest expense associated with the long-term debt, partially offset by an increase in interest income driven by higher cash and cash equivalents and marketable securities during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended June 30,		Increase (decrease)
	2025	2024	Amount	Percentage
Revenue
Product revenue, net	$32,657	$-	$32,657	100%
Total revenue	32,657	-	32,657	100%

Operating expenses
Cost of goods sold	696	-	696	100%
Research and development	22,664	26,944	(4,280)	(16%)
Selling, general and administrative	57,497	19,361	38,136	197%
Change in fair value of contingent consideration	4,068	2,038	2,030	100%
Total operating expenses	84,925	48,343	36,582	76%
Operating loss	(52,268)	(48,343)	(3,925)	8%
Other income (expense), net
Interest income, net	6,524	5,091	1,433	28%
Interest expense	(2,737)	-	(2,737)	(100%)
Total other income (expense), net	3,787	5,091	(1,304)	(26%)
Net loss	$(48,481)	$(43,252)	$(5,229)	12%

Product Revenue, Net

Product revenue, net was $32.7 million for the six months ended June 30, 2025, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the six months ended June 30, 2024.

Cost of Goods Sold

Cost of goods sold was $0.7 million for the six months ended June 30, 2025, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the six months ended June 30, 2024. Prior to receiving FDA approval for VYKAT XR in March 2025, costs associated with the manufacturing of VYKAT XR were expensed as research and development expense. As such, a portion of the cost of inventory sold during the period was expensed prior to FDA approval.

Research and development expense

Research and development expense was $22.7 million, which includes $6.7 million of non-cash stock-based compensation, for the six months ended June 30, 2025, compared to $26.9 million, which includes $5.2 million of non-cash stock-based compensation, in the same period of 2024. Personnel and other associated costs increased $1.8 million as we hired additional employees in support of our research and development activities while costs in support of our June 2024 NDA submission decreased $3.9 million. Supply chain activities and clinical activities decreased $1.5 million and $3.6 million, respectively, between comparable periods. We incurred

$1.3 million in the six months ended June 30, 2025 towards our MAA submission in Europe, which was submitted in the second quarter of 2025. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of our regulatory filings and activities for commercial launch. Of the non-cash stock-based compensation recognized in the six months ended June 30, 2025, $2.6 million was due to performance-based RSU grants which vested upon approval of our NDA for VYKAT XR by the FDA in March 2025.

Selling, general and administrative expense

Selling, general and administrative expense was $57.5 million, which includes $17.7 million of non-cash stock-based compensation, for the six months ended June 30, 2025, compared to $19.4 million, which includes $8.4 million of non-cash stock-based compensation, in the same period of 2024. Personnel and associated costs increased $15.3 million as we hired additional employees for commercial launch and in support of our increased business activities. New program costs associated with commercial launch, including disease state education, analytics, other marketing programs, medical affairs activities and patient advocacy activities increased by $12.6 million. We expect selling, general and administrative expenses to continue to increase as we have begun commercialization of VYKAT XR. Of the non-cash stock-based compensation recognized in the six months ended June 30, 2025, $5.1 million was due to performance-based RSU grants which vested upon approval of our NDA for VYKAT XR by the FDA in March 2025.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of VYKAT XR in accordance with the terms of our 2017 merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $18.9 million as of June 30, 2025, a $4.1 million increase from the estimate as of December 31, 2024, primarily due to the approval of our NDA for VYKAT XR by the FDA in March 2025 and recording product revenue from sales of VYKAT XR subsequent to the approval. During the six months ended June 30, 2024, the estimate increased by $2.0 million from the $11.6 million estimate as of December 31, 2023.

Other income (expense), net

We had other income (expense), net of approximately $3.8 million in the six months ended June 30, 2025, compared to approximately $5.1 million during the six months ended June 30, 2024. The decrease was primarily due to interest expense associated with the long-term debt, partially offset by an increase in interest income driven by higher cash and cash equivalents and marketable securities during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

We used $45.4 million of cash in operating activities and had a net loss of $48.5 million during the six months ended June 30, 2025. We had an accumulated deficit of $500.7 million at June 30, 2025 as a result of having incurred losses since our inception. We had $76.5 million in cash and cash equivalents, $217.3 million of marketable securities and $295.8 million of working capital on June 30, 2025 and we had a lease obligation totaling $2.9 million to be paid through August 2029, consisting of one operating lease for office space in Redwood City, California. Our ability to achieve operating profitability is dependent upon the successful commercialization of VYKAT XR.

As of June 30, 2025, we had $50.0 million outstanding under our loan and security agreement with Oxford. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million is available through September 30, 2025 and $25 million will become available during the period October 1, 2025 to September 30, 2026. An additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon mutual consent with Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. The term loans accrue interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

In July 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent (Jefferies), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $150 million.

In July 2025, we closed an underwritten public offering of 2,705,882 shares of our common stock at a public offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares of our common stock. The gross proceeds of the public offering were $230.0 million, before deducting the underwriter discount and other offering expenses, totaling approximately $14.3 million.

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

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(45,360)	$(30,179)
Net cash provided by (used in) investing activities	15,022	(236,165)
Net cash provided by financing activities	18,907	153,687
Net decrease in cash and cash equivalents	$(11,431)	$(112,657)

Net cash used in operating activities

During the six months ended June 30, 2025, operating activities used net cash of $45.4 million, which was primarily due to the net loss of $48.5 million, less non-cash expense of $24.4 million for stock-based compensation, $1.0 million for depreciation and amortization, $0.4 million for non-cash lease expense, $4.1 million related to the change in fair value of contingent consideration, and $2.0 million added back for accretion of premium/discount on marketable securities. Additionally, cash used during the six months ended June 30, 2025 decreased by $24.8 million due to changes in operating assets and liabilities.

During the six months ended June 30, 2024, operating activities used net cash of $30.2 million, which was primarily due to the net loss of $43.3 million, less non-cash expense of $13.6 million for stock-based compensation, $1.0 million for depreciation and amortization, $0.1 million for non-cash lease expense, and $2.0 million related to the change in fair value of contingent consideration, and $1.6 million added back for the accretion of premium/discount on marketable securities. Additionally, cash used during the six months ended June 30, 2024 decreased by $2.0 million due to changes in operating assets and liabilities.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2025, we used $104.8 million for purchases of marketable securities. We received proceeds of $119.8 million from maturities of marketable securities.

During the six months ended June 30, 2024, we used $261.1 million for purchases of marketable securities and $19 thousand for purchases of property and equipment. We received proceeds of $25.0 million from maturities of marketable securities.

Net cash provided by financing activities

During the six months ended June 30, 2025, we received $5.2 million from the exercise of common stock warrants. We also received $14.0 million from the exercise of stock options. We paid $0.1 million of debt issuance costs.

During the six months ended June 30, 2024, we received $149.0 million from the sale of common stock, net of issuance costs, and $3.5 million from the exercise of common stock and pre-funded stock warrants. Additionally, we received $0.6 million from the exercise of common stock warrants prior to June 30, 2024, with the issuance of common shares occurring after June 30, 2024. We also received $0.6 million from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See “Recent Adopted Accounting Pronouncements” described in Note 3, Basis of Presentation and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Recent Developments

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law. In accordance with U.S. GAAP, we will account for the tax effects of changes in tax law in the period of enactment, which is expected to be the period of the three months ended September 30, 2025. We are currently in the process of analyzing the tax impacts of the law change, but we do not expect a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2025. For additional information regarding market risk, refer to Part II, Item 7A Qualitative and Quantitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
Continue to enhance, standardize and monitor the ongoing improvements in design and operating effectiveness of our controls and the adherence of our personnel to any enhancements in controls, policies, and procedures. Moreover, within our IT environment, increase the extent of oversight and verification checks included in the operation of user access and program change management controls and processes; and
•
We will continue to report regularly to the audit committee of our board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

We believe the foregoing efforts will effectively remediate the identified material weakness in internal controls over financial reporting. Because the reliability of the internal control process requires repeatable execution, the successful remediation will require review and evidence of effectiveness prior to management concluding that our internal controls over financial reporting are effective. We may also conclude that the additional measures may be required to remediate the material weakness which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the material weakness expeditiously.

(d) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2025, we began to implement certain internal controls in connection with remediation efforts related to the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2024.

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factor

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
we have limited commercialization history as a company and have incurred significant losses since our inception;
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

Risks related to our financial condition and capital requirements

We have limited commercialization history as a company and have incurred significant losses since our inception.

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
•
receiving marketing approvals in the European Union (E.U.) and other geographies;
•
a continued acceptable safety and efficacy profile of VYKAT XR;
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

We are in the early stages of commercializing VYKAT XR, our current sole novel therapeutic product, and accordingly, through June 30, 2025, have just begun to generate revenue from operations. We had a net loss of $175.9 million during the year ended December 31, 2024 (including non-cash stock-based compensation of $100.0 million) and $4.7 million during the three months ended June 30, 2025 (including non-cash stock-based compensation of $10.0 million) and an accumulated deficit of $500.7 million at June 30, 2025 as a result of having incurred losses since our inception. We had $76.5 million in cash and cash equivalents and $217.3 million in marketable securities at June 30, 2025, used $69.1 million and $12.6 million of cash in operating activities during the year ended December 31, 2024 and three months ended June 30, 2025, respectively.

We may need to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including ongoing expenses related to our ongoing regulatory activities and scaling of a sales and marketing organization to support the launch of VYKAT XR.

Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when, or if, we will generate meaningful revenue or become profitable, and it is possible we will never achieve these goals. Our ability to obtain additional financing will depend on a number of factors, including, among others, the other risks described in this "Risk Factors" section. If any one of these risks are realized, we may not be able to obtain additional funding, in which case, our business could be jeopardized and we may not be able to continue our operations or pursue our strategic plans. If we are forced to scale down, limit or cease operations, our stockholders could lose all of their investment. Even if we are successful at raising capital, there is no assurance that any funds raised will be sufficient to enable us to attain profitable operations.

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

We have just begun to generate product revenue and may not become profitable in the near term or maintain profitability once achieved.

We began to generate revenue from the commercialization of VYKAT XR in the three months ended June 30, 2025. Our ability to generate significant revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from VYKAT XR also depends on a number of additional factors, including our ability to:

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

As of June 30, 2025, we had $50.0 million outstanding under our loan and security agreement with Oxford Financing LLC and its affiliates (collectively, Oxford). Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million is available through September 30, 2025 and $25 million will become available during the period October 1, 2025 to September 30, 2026. One additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon mutual consent with Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. Subject to certain conditions, the term loans accrue interest at a floating rate equal to (a) 1-month term SOFR plus (b) 5.50%. Our debt with Oxford is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in our loan agreement with Oxford, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or below our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. In addition to the risks related to a company launching its first commercial drug described elsewhere in this "Risk Factors" section, the success of a new drug product is inherently difficult to predict and we may not recognize revenue as quickly, consistently or in the amounts that we, analysts or investors anticipate.

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
•
patients' or caregivers' perception of the efficacy of VYKAT XR and interest in remaining on-drug long-term;
•
the strength or effectiveness of marketing and distribution support of partners; and
•
the availability of third-party coverage or reimbursement.

If the market opportunity for VYKAT XR is smaller than we believe it is, then our revenues may be adversely affected, and our business may suffer.

PWS is a rare disease, and as such, our projections of both the number of people who have this disease, as well as the subset of people with PWS who could be prescribed VYKAT XR, are estimates based on data analysis of the reported patient population. If our estimates of the prevalence of PWS, the number of patients who may benefit from treatment with VYKAT XR, or the number of patients willing to stay on treatment indefinitely prove to be incorrect, the market opportunity for VYKAT XR may be smaller than we believe it is, our prospects for generating revenue may be adversely affected and our business may suffer.

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

Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize our products.

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

Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payers for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. In some foreign countries, including major markets in Europe and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take longer than twelve months after the receipt of regulatory marketing approval for a product in many cases. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. Our business could be materially harmed if reimbursement of our products, if any, is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

International expansion of our business will expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the U.S.

Our business strategy contemplates international expansion, including partnering with distributors, and introducing VYKAT XR and other planned products outside the U.S. In May 2025, we announced that our E.U. marketing authorization application (MAA) for obtaining regulatory approval of diazoxide choline prolonged-release tablets (which we market in the U.S. as VYKAT XR) for the treatment of adults and children four years and older with PWS who have hyperphagia had been validated by the European Medicines Agency (EMA). If we are successful in obtaining E.U. marketing authorization, the expansion of our commercial activities in the E.U. will increase our compliance costs and exposure to potential liabilities under E.U. laws. Additionally, doing business internationally involves a number of risks, including:

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

As of June 30, 2025, we had 133 employees, up from 92 and 33 full-time employees as of December 31, 2024 and December 31, 2023, respectively. We have experienced significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing, quality assurance, product development, regulatory affairs and drug development. To manage this growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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
•
collaborators may not pursue development and commercialization of our products, or may elect not to continue or renew efforts based on clinical trial results, changes in their strategic focus for a variety of reasons, potentially including the acquisition of competitive products, availability of funding, and mergers or acquisitions that divert resources or create competing priorities;
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

As discussed in Item 4 of this Quarterly Report on Form 10-Q, in preparing our consolidated financial statements as of and for the year ended December 31, 2024, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level. To address this material weakness, we plan to take actions designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness. If we discover additional weaknesses in our system of internal financial and accounting controls and procedures, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture or distribute VYKAT XR. We are currently dependent on sole source suppliers to produce raw materials, active pharmaceutical ingredients (APIs), the finished drug product and the associated packaging for VYKAT XR. If there is an interruption in supply from these sole source suppliers, for any reason, there can be no assurance that we will be able to obtain adequate quantities of the raw materials within a reasonable time or at commercially reasonable prices. Interruptions in supplies due to pricing, timing, availability, or other issues with our sole source suppliers could have a negative impact on our contract manufacturer's ability to manufacture VYKAT XR, which in turn could adversely affect the commercialization of VYKAT XR.

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

In the United States, we intend to rely on one or more specialty pharmacies to dispense VYKAT XR, deliver customer support, and provide us with related services, and our business could be harmed and we could be subject to liabilities if these services are performed inadequately or in a manner that does not comply with applicable laws and regulations.

Our VYKAT XR sales in the United States will initially be through a single specialty pharmacy and therefore our sales of VYKAT XR will be highly dependent on the performance of this specialty pharmacy. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications which often require a high level of patient education and ongoing management. The use of a specialty pharmacy involves risks, including, but not limited to, risks that a specialty pharmacy:

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

We rely on third parties, such as contract research organizations, investigational product packaging, labeling and distribution, laboratories, medical institutions and clinical investigators and staff, to perform various functions for our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires us and third parties involved in the set-up, conduct, analysis and reporting of the clinical trials to comply with regulations and with standards, commonly referred to as good clinical practices (GCPs), to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Our clinical investigators are also required to comply with GCPs. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our planned products and will not be able to, or may be delayed in our efforts to, successfully commercialize our planned products.

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

Competitors may infringe or otherwise violate the patents we rely on, or our other intellectual property rights including trademarks. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming, and there can be no assurance that such efforts will be successful. Our ability to enforce our patents and other intellectual property rights also depends on the laws of individual countries and each country’s practices regarding the enforcement of intellectual property rights and may also be impacted by regulatory actions taken by governmental authorities that affect our ability to use and maintain our intellectual property rights. The loss of patent protection or regulatory exclusivity on VYKAT XR or future products, including potential challenges to our Orange Book patent listings in the U.S., could materially impact our business, results of operations, financial condition and prospects. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent we are asserting is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that the patents we are asserting do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, written description, or lack of patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future vaccine candidates. Such a loss of patent protection could harm our business.

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

Additionally, the U.S. Congress and certain state legislatures in the U.S. have also passed, or have proposed passing, legislation that could adversely impact our ability to settle patent litigations. For example, the State of California has enacted legislation that creates a presumption, with certain exceptions and safe harbors, that various types of patent litigation settlements are anti-competitive, and imposes substantial monetary penalties on companies and individuals who do not comply. The enforcement of this law has been preliminarily enjoined on constitutional grounds, but such legislation still creates a risk of significant potential exposure for settling patent litigations and, in turn, makes it more difficult to settle in the first place, which could have a material adverse effect on our business. VYKAT XR is listed in the Orange Book and can be cited by potential generic competitors in support of approval of an abbreviated new drug application (ANDA). An ANDA provides for the marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

The U.S. has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which has significantly impacted European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). Patents granted before the implementation of the UPC have the ability to opt out of the jurisdiction of the UPC and remain as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of our products are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other countries, and these regulations differ from country to country. We are not permitted to market our planned products until we have received the requisite approval or clearance from the appropriate authorities. In March 2025, we announced that the FDA has approved VYKAT XR in the U.S. for the treatment of hyperphagia in adults and pediatric patients 4 years of age and older with PWS. In May 2025, we announced that our MAA for obtaining regulatory approval of diazoxide choline prolonged-release tablets (which we market in the U.S. as VYKAT XR) for the treatment of adults and children four years and older with PWS who have hyperphagia had been validated by the EMA. Obtaining approvals from regulatory authorities can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

Regulatory approval from the FDA or a comparable foreign regulatory authority is not guaranteed, and the approval process is expensive and may take several years. The FDA and comparable regulatory authorities also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval or approval from comparable regulatory authorities varies depending on the planned product, the disease or condition that the planned product is designed to address and the regulations applicable to any particular planned product. The FDA and comparable regulatory authorities can delay, limit or deny approval of a planned product for many reasons, including, but not limited to, the following:

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•
the regulatory authorities may reject some or all of our data from clinical trials due to concerns related to bias, unblinding before statistical analysis plan is finalized, and/or reliability of data when the analysis is considered exploratory and not planned prospectively;
•
the regulatory authorities may not accept data pooled from different studies, especially if the studies features are not sufficiently similar;
•
the regulatory authorities finds that our data are not adequate to support the safety and efficacy of our product candidate for the proposed indication;
•
the regulatory authorities may disagree with our statistical analysis plans;

•
the regulatory authorities may determine that our product candidates are not safe and effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•
the regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•
our clinical trials may not meet the statutory standard for substantial evidence of effectiveness or may fail to demonstrate statistical significance on the primary endpoint;
•
we may be unable to demonstrate to the regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•
changes in priorities, reduction in staffing, large staff turnover or inadequate funding for the regulatory authorities could hinder those agencies from performing normal business functions and increase the time necessary for regulatory submissions to be reviewed and approved, or decrease the likelihood of an approval;
•
the regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or resulting in delays in our regulatory approval.

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

Further, under the current administration and new leadership at the Department of Health and Human Services (HHS) and the FDA, executive orders and layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. The FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program and obtain faster approvals, our competitive position may be harmed. It is unclear how our industry and our clinical programs and operations will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent new policies and other agency changes lead to disruptions in the FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Once marketing approval has been obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities, including, among other things, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. The drug name will also be subject to review and approval by the FDA and other non-U.S. regulatory authorities, and may not be the same in all geographies, which may cause confusion.

Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and effectiveness of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA, EMA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products.

In addition, we are required to comply with cGMP and foreign regulations regarding the manufacture of our drugs, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture drug products, and these facilities are subject to continual review and periodic inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP and foreign regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which gave deference to regulatory agencies in litigation against the FDA and other agencies. As a result, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could delay the FDA’s review of our future marketing applications.

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

For example, drugs that are developed for rare diseases can be designated as Orphan Drugs. In the U.S., the disease or condition has an incidence of less than 200,000 persons and in the E.U. the prevalence of the condition must be not more than 5 in 10,000 persons. In the U.S., orphan-designated drugs are granted up to 7-year market exclusivity. In the E.U., products granted orphan designation are subject to reduced fees for protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations, and annual fees, and potentially benefit from 10 years of market exclusivity (which period of market exclusivity may be extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan), during which time the EMA is generally precluded from accepting a MAA for a similar medicinal product. Applicants must first satisfy the orphan designation criteria and apply for orphan designation before making the application for marketing authorization. The applicant must then successfully maintain the orphan designation at the time of the MAA in order to qualify for 10 years of orphan market exclusivity. It is important to note that the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at the E.U. level. The protection currently afforded in the E.U. could be reduced in the future. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation. If enacted into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protections afforded to medicinal products. The proposal is now undergoing the legislative process and the text of the initial proposal is likely to be amended by the European Parliament and the European Council.

While the Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021) decision created uncertainty in the application of the orphan drug exclusivity, on January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order - that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

Further, orphan exclusivity in the U.S. and other jurisdictions may be lost if the FDA or comparable foreign regulatory authorities later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In the U.S. and other jurisdictions, orphan drug exclusivity may not effectively protect an approved product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the regulatory authorities can subsequently approve the same drug with the same active moiety for the same condition if the applicable regulatory authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity.

Failure to obtain marketing approvals in foreign jurisdictions will prevent us from marketing our products internationally.

We may seek distribution and marketing partners for our current products outside the U.S. and may market planned products in international markets. In May 2025, we announced that our MMA for obtaining regulatory approval of diazoxide choline prolonged-release tablets (which we market in the U.S. as VYKAT XR) for the treatment of adults and children four years and older with PWS who have hyperphagia had been validated by the EMA. If we obtain E.U. marketing authorization, the expansion of our commercial activities in the E.U. will increase our compliance costs and exposure to potential liabilities under E.U. laws.

Drugs are also subject to extensive regulation outside of the U.S., including in the E.U. In the E.U., there is a centralized approval procedure that allows for authorization of marketing of a product by the EMA in all 27 Member States of the E.U. (which includes most major countries in the E.U.) and is mandatory for medicinal products for rare disease. After receiving regulatory approval through any of the E.U. registration procedures, separate pricing and reimbursement approvals are also required in most countries. During the time of MAA assessment and following approval of an MAA by the EMA, the applicant is subject to oversight and inspection in pharmacovigilance (Good Vigilance Practice - GVP), clinical trials (Good Clinical Practice - GCP), manufacturing and distribution (Good Manufacturing and Good Distribution Practices- GMP & GDP) and as a Marketing Authorisation Holder.

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
•
the availability of capital.

There has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. Such cost containment policies and executive orders could substantially and negatively impact the prices we may charge for any approved products, which could harm our valuation, ability to generate revenue and achieve and sustain profitability. In addition, the One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including budget cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBBA also expanded exemptions for orphan designated drugs for Medicare drug price negotiations, which is expected to incentivize development of orphan designated drugs or increase competition for drug development in orphan diseases or conditions. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval or increase our competition in the marketplace, any of which could adversely affect our business and prospects. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. To the extent changes lead to disruptions in federal agencies, greater uncertainty in the industry, or impose more constraints on drug pricing, such as the introduction of the most-favored nation pricing or international reference pricing, our business may be materially impacted. The implementation of cost containment measures or other healthcare reforms may negatively impact the valuation of our company or prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

In addition, individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws. Further, the FDA has authorized the State of Florida to develop a program to import certain prescription drugs from Canada for a limited time-period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products or product candidates.

Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols of ongoing studies to reflect these changes. Amendments may require us to resubmit our clinical trial protocols IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the recall and withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products or require safety surveillance or patient education. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate or suspend clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

Our relationships with healthcare providers, other customers, and third-party payers are subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, and diminished profits and future earnings.

Now that we have begun commercializing VYKAT XR, we are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, and third-party payers play a primary role in the recommendation and prescription of VYKAT XR. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute VYKAT XR. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the Anti-Kickback Statute, the False Claims Act, HIPAA and the HITECH Act.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs and may require us to undertake or implement additional policies or measures. We may face claims and proceedings by private parties, and claims, investigations and other proceedings by governmental authorities, relating to allegations that our business practices do not comply with statutes, regulations or case law involving applicable fraud and abuse, privacy or data protection, or other healthcare laws and regulations, and it is possible that courts or governmental authorities may conclude that we have not complied with them, or that we may find it necessary or appropriate to settle any such claims or other proceedings. In connection with any such claims, proceedings, or settlements, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, other damages, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

In the U.S., HIPAA, as amended by the HITECH Act, imposes on covered entities certain requirements relating to the privacy, security, and transmission of individually identifiable health information. The legislation also increased the civil and criminal penalties that may be assessed for violations and gave state attorneys general the authority to file civil actions in federal courts to enforce the HIPAA rules. In addition, for clinical trials conducted in the U.S., any personal information that is collected is further regulated by the Federal Policy for the Protection of Human Subjects. Privacy laws are also being enacted or considered at the state level, including significant new legislation in California, the California Consumer Privacy Act, as amended by the California Privacy Rights Act. While there is currently an exception for protected health information subject to HIPAA and clinical trial regulations, these and other state privacy laws may impact our business activities, and there continues to be uncertainty about how these laws will be interpreted and enforced. Other states have passed privacy legislation, including general privacy legislation similar to the CCPA, and legislation such as Washington’s My Health, My Data Act, that also may impact our business activities, in the future and additional states are evaluating similar legislation. In the event we enroll subjects in clinical trials in the E.U. or other jurisdictions, or otherwise acquire or process personal data of individuals in those jurisdictions, we may be subject to additional restrictions and obligations relating to the collection, use, storage, transfer, and other processing of this data. Our activities in the European Economic Area (EEA), for example, are governed by the E.U. General Data Protection Regulation (GDPR).

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

Our ability to utilize our federal net operating loss, carryforwards and federal tax credit will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). The Company has completed a Section 382 analysis from January 1, 2017 through December 31, 2023 and determined that a change in ownership has occurred on March 7, 2017, December 21, 2018, June 30, 2020 and September 26, 2023. As a result, the net operating loss carryforwards and tax credit carryforwards maybe subject to annual limitations before being applied to reduce future income tax liabilities. For years ended after December 31, 2023, the utilization of net operating losses and tax credit carryforwards are subject to further limitation in the event an additional ownership change were to occur for tax purposes. In addition, we raised capital in May 2024 and July 2025 that may further limit our ability to utilize our net operating losses and other tax attributes to offset taxable income. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability to us.

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

(c) Insider Adoption or Termination of Trading Arrangements

During the three months ended June 30, 2025, the Company did not adopt, modify or terminate and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: August 6, 2025	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)