Form 10-Q
period 2025-09-30
SOLENO THERAPEUTICS INC
filed 2025-11-04
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 53,710,025 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$246,662	$87,928
Marketable securities	252,272	203,509
Accounts receivable, net	25,506	-
Inventory, net	6,674	-
Prepaid expenses and other current assets	3,739	2,452
Total current assets	534,853	293,889
Long-term assets
Property and equipment, net	150	186
Operating lease right-of-use assets	2,314	2,798
Intangible assets, net	5,347	6,805
Long-term marketable securities	57,148	27,211
Other long-term assets	83	83
Total assets	$599,895	$330,972
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,145	$8,882
Accrued compensation	7,248	4,776
Operating lease liabilities	697	526
Other current liabilities	17,163	4,563
Total current liabilities	33,253	18,747
Long-term liabilities
Contingent liability for Essentialis purchase price	19,473	14,791
Long-term debt, net	49,854	49,828
Long-term lease liabilities	2,112	2,472
Other long-term liabilities	398	21
Total liabilities	105,090	85,859
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,703,675 and 45,703,811 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	54	46
Additional paid-in-capital	969,119	696,966
Accumulated other comprehensive income	360	361
Accumulated deficit	(474,728)	(452,260)
Total stockholders’ equity	494,805	245,113
Total liabilities and stockholders’ equity	$599,895	$330,972

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net	$66,018	$—	$98,675	$—

Operating expenses
Cost of goods sold	1,141	—	1,837	—
Research and development	8,405	30,138	31,069	57,082
Selling, general and administrative	33,753	49,197	91,250	68,558
Change in fair value of contingent consideration	614	877	4,682	2,915
Total operating expenses	43,913	80,212	128,838	128,555
Operating income (loss)	22,105	(80,212)	(30,163)	(128,555)
Other income (expense), net
Interest income, net	5,298	3,596	11,822	8,687
Interest expense	(1,390)	-	(4,127)	-
Total other income (expense), net	3,908	3,596	7,695	8,687
Net income (loss)	$26,013	$(76,616)	$(22,468)	$(119,868)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	261	1,049	(31)	898
Foreign currency translation adjustment	14	(1)	30	(3)
Total comprehensive income (loss)	$26,288	$(75,568)	$(22,469)	$(118,973)

Net income (loss) per share - basic	$0.49	$(1.83)	$(0.45)	$(3.08)
Net income (loss) per share - diluted	$0.47	$(1.83)	$(0.45)	$(3.08)

Weighted-average common shares outstanding - basic	53,328,094	41,879,025	50,022,910	38,917,169
Weighted-average common shares outstanding - diluted	54,921,916	41,879,025	50,022,910	38,917,169

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2025	45,703,811	$46	$696,966	$361	$(452,260)	$245,113
Stock-based compensation	-	-	14,679	-	-	14,679
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	943,980	1	13,365	-	-	13,366
Exercise of common stock warrants	1,879,678	2	3,009	-	-	3,011
Net unrealized loss on marketable securities	-	-	-	(139)	-	(139)
Foreign currency translation adjustment	-	-	-	4	-	4
Net loss	-	-	-	-	(43,773)	(43,773)
Balances at March 31, 2025	48,527,469	49	728,019	226	(496,033)	232,261
Stock-based compensation	-	-	9,958	-	-	9,958
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,039,402	1	626	-	-	627
Tax withholding payments for net share-settled equity awards	(433)	-	(33)	-	-	(33)
Exercise of common stock warrants	870,628	-	2,176	-	-	2,176
Net unrealized loss on marketable securities	-	-	-	(153)	-	(153)
Foreign currency translation adjustment	-	-	-	12	-	12
Net loss	-	-	-	-	(4,708)	(4,708)
Balances at June 30, 2025	50,437,066	50	740,746	85	(500,741)	240,140
Stock-based compensation	-	-	10,401	-	-	10,401
Sale of common stock, net of issuance costs of $14,300	2,705,882	3	215,718	-	-	215,721
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	74,185	-	2,255	-	-	2,255
Exercise of common stock warrants	486,542	1	(1)	-	-	-
Net unrealized gain on marketable securities	-	-	-	261	-	261
Foreign currency translation adjustment	-	-	-	14	-	14
Net income	-	-	-	-	26,013	26,013
Balances at September 30, 2025	53,703,675	$54	$969,119	$360	$(474,728)	$494,805

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2024	31,678,159	$32	$433,885	$-	$(276,410)	$157,507
Stock-based compensation	-	-	6,445	-	-	6,445
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	14,034	-	15	-	-	15
Exercise of common stock warrants and pre-funded common stock warrants	1,644,886	1	922	-	-	923
Net unrealized loss on marketable securities	-	-	-	(105)	-	(105)
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(21,398)	(21,398)
Balances at March 31, 2024	33,337,079	33	441,267	(106)	(297,808)	143,386
Stock-based compensation	-	-	7,160	-	-	7,160
Issuance of restricted stock units under equity incentive plans	75,750	-	-	-	-	-
Sale of common stock, net of issuance costs of $9,746	3,450,000	4	148,951	-	-	148,955
Exercise of common stock warrants and pre-funded common stock warrants	1,435,319	1	2,619	-	-	2,620
Exercise of stock options	88,631	-	537	-	-	537
Net unrealized loss on marketable securities	-	-	-	(46)	-	(46)
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(21,854)	(21,854)
Balances at June 30, 2024	38,386,779	38	600,534	(153)	(319,662)	280,757
Stock-based compensation	-	-	56,598	-	-	56,598
Issuance of restricted stock units under equity incentive plans	789,500	1	-	-	-	1
Exercise of common stock warrants and pre-funded common stock warrants	1,782,048	2	2,145	-	-	2,147
Exercise of stock options	82,889	-	764	-	-	764
Net unrealized gain on marketable securities	-	-	-	1,049	-	1,049
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(76,616)	(76,616)
Balances at September 30, 2024	41,041,216	$41	$660,041	$895	$(396,278)	$264,699

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,468)	$(119,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,508	1,484
Accretion of premium/discount on marketable securities	(2,325)	(3,495)
Non-cash lease expense	484	250
Amortization of debt issuance costs	26	-
Stock-based compensation expense	34,375	70,203
Change in fair value of contingent consideration	4,682	2,915
Other non-cash reconciling items	30	(3)
Change in operating assets and liabilities:
Accounts receivable	(25,506)	-
Inventory	(6,011)	-
Prepaid expenses, other current assets and other assets	(1,287)	279
Accounts payable	(674)	3,094
Accrued compensation	2,472	273
Operating lease liabilities	(189)	(152)
Other liabilities	12,977	(85)
Net cash used in operating activities	(1,906)	(45,105)
Cash flows from investing activities:
Purchases of property and equipment	(15)	(210)
Purchases of marketable securities	(267,936)	(308,915)
Maturities of marketable securities	191,530	77,000
Net cash used in investing activities	(76,421)	(232,125)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	215,721	148,955
Payment of debt issuance costs	(62)	-
Proceeds from exercise of common stock warrants	5,187	-
Proceeds from exercise of common stock warrants and pre-funded common stock warrants, net of costs	-	5,690
Proceeds received prior to and for the issuance of common stock and pre-funded warrants	-	-
Proceeds from exercise of stock options	16,248	1,317
Tax withholding payments for net share-settled equity awards	(33)	-
Net cash provided by financing activities	237,061	155,962
Net increase (decrease) in cash and cash equivalents	158,734	(121,268)
Cash and cash equivalents, beginning of period	87,928	169,681
Cash and cash equivalents, end of period	$246,662	$48,413

Supplemental disclosure of non-cash operating and financing information
Cash paid for interest	$3,316	$-
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$-	$2,835

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

September 30, 2025

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

Note 2. Liquidity

The Company used $1.9 million of net cash in its operating activities, had a net loss of $22.5 million during the nine months ended September 30, 2025 and had an accumulated deficit of $474.7 million at September 30, 2025 resulting from losses incurred since its inception. The Company had $246.7 million of cash and cash equivalents and $309.4 million of marketable securities on September 30, 2025. With FDA approval of VYKAT XR and first prescriptions being delivered in April 2025, the Company began recognizing revenue during the three months ended June 30, 2025 and became profitable for the three months ended September 30, 2025. The Company’s ability to sustain operating profitability is dependent upon continued successful commercialization of VYKAT XR.

As of September 30, 2025, the Company had $50.0 million of debt outstanding under the loan and security agreement with Oxford Financing LLC and its affiliates (collectively, Oxford) entered into in December 2024. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn down, and $25 million is available during the period October 1, 2025 to September 30, 2026. An additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon the Company's mutual consent with Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. The term loans accrue interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

In addition to the Oxford loan and security agreement, the Company has financed its operations through issuance of equity securities. In July 2025, the Company closed an underwritten public offering of 2,705,882 shares of its common stock at an offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $230.0 million, before deducting the underwriter discount and other offering expenses, totaling approximately $14.3 million.

On July 19, 2024, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC, as sales agent (Jefferies), pursuant to which the Company may offer and sell, from time to time, through Jefferies shares of its common stock having an aggregate offering price of up to $150 million.

In May 2024, the Company closed an underwritten public offering of 3,450,000 shares of its common stock at a public offering price of $46.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $158.7 million, before deducting the underwriter discount and other offering expenses, totaling approximately $9.7 million.

The Company expects that its current cash, cash equivalents and marketable securities balances and cash flows from operations will be sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this filing.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three and nine months ended September 30, 2025 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (SEC) on February 28, 2025.

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

Accounts Receivable, net

Accounts receivable, net consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contract with its customer has customary payment terms that require payment within 45 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customer. Based on its assessment, as of September 30, 2025, the Company determined that an allowance for credit loss was not required.

Concentration of Major Customers and Off-Balance Sheet Risk

The Company contracts with one customer, its specialty pharmacy, to market and distribute VYKAT XR to patients in the United States. As of September 30, 2025, its accounts receivable, net are solely from sales of VYKAT XR, and are from this sole customer.

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

Revenue from product sales is recognized when the customer obtains control of the Company's product, which occurs at the point in time that there is a transfer of title to the customer. The Company has no other performance obligations besides the sale of product. The Company classifies payments to its customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in its condensed consolidated statements of operations and comprehensive income (loss). Otherwise, payments to a customer or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. Because the Company's payment terms are 45 days or less, the Company concluded there is not a significant financing component. The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that the Company would have recognized is one year or less.

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

The table below summarizes balances and activity in each of the product revenue allowance and reserve categories as follows (in thousands):

	Rebates	Discounts and Chargebacks	Copay Assistance and Returns	Total
Balance as of December 31, 2024	$-	$-	$-	$-
Provisions	10,211	2,760	707	13,678
Credits/payments	(641)	(2,106)	(462)	(3,209)
Balance as of September 30, 2025	$9,570	$654	$245	$10,469

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

The Company values inventory at the lower of cost or estimated net realizable value. The Company determines the cost of inventory, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. Raw materials and work in process includes all inventory costs prior to packaging and labeling, including raw materials, active pharmaceutical ingredient, and drug product. Finished goods include packaged and labeled products. Raw materials and work in process that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is intended to be used for research and development, it is expensed as research and development once that determination is made. On a quarterly basis, the Company analyzes its inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf life.

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

The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at September 30, 2025 (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$205,900	$244	$(12)	$206,132
Other government agency securities	3,009	6	-	3,015
Corporate debt securities and commercial paper	100,181	96	(4)	100,273
Total	$309,090	$346	$(16)	$309,420

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$239,570	$239,570	$—	$—
Total cash equivalents	$239,570	$239,570	$—	$—

Marketable securities:
U.S. Treasury securities	$206,132	$—	$206,132	$—
Other government agency securities	3,015	—	3,015	—
Corporate debt securities and commercial paper	100,273	—	100,273	—
Total marketable securities	309,420	—	309,420	—
Total assets	$548,990	$239,570	$309,420	$—

Liabilities
Essentialis purchase price contingency liability	$19,473	$—	$—	$19,473
Total liabilities	$19,473	$—	$—	$19,473

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$59,885	$59,885	$—	$—
Total cash equivalents	$59,885	$59,885	$—	$—

Marketable securities:
U.S. treasury securities	$198,065	$—	$198,065	$—
Corporate debt securities and commercial paper	32,655	—	32,655	—
Total marketable securities	230,720	—	230,720	—
Total assets	$290,605	$59,885	$230,720	$—

Liabilities
Essentialis purchase price contingency liability	$14,791	$—	$—	$14,791
Total liabilities	$14,791	$—	$—	$14,791

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability has historically been estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the FDA as well as achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue. The Level 3 estimates are based, in part, on subjective assumptions. As of September 30, 2025, following the receipt of FDA approval for VYKAT XR, the Company no longer considers FDA approval as a variable and determined a 100% probability of achieving the remaining two milestones. Prior to receiving FDA approval, management relied on published research relating to clinical development success rates to determine the likelihood of FDA approval occurring. Based on this assessment, an 88% probability of achieving all three milestones was determined to be reasonable as of December 31, 2024. During the periods presented, other than as discussed above regarding the receipt of FDA approval for VYKAT XR, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2025 and 2024 (in thousands):

Purchase Price
Contingent Liability
Balance at January 1, 2025	$14,791
Change in value of contingent liability	4,682
Balance at September 30, 2025	$19,473

Purchase Price
Contingent Liability
Balance at January 1, 2024	$11,549
Change in value of contingent liability	2,915
Balance at September 30, 2024	$14,464

Note 5. Balance Sheet Components

Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$4,167	$-
Work in process	2,022	-
Finished goods	525	-
Less: Reserve for excess and obsolete inventory	(40)	-
Total inventory, net	$6,674	$-

Other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Product revenue reserve for rebates, returns, and other incentives	$9,816	$-
Accrued consulting and professional fees	3,464	1,259
Accrued research and development costs	1,859	1,478
Accrued clinical trial site costs	1,510	1,826
Accrued interest payable	407	-
Other	107	-
Total other current liabilities	$17,163	$4,563

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

The Company's operating lease right-of-use (ROU) assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company's condensed consolidated balance sheets. In September 2024, the Company recorded an increase to its ROU assets by $2.8 million and an increase to its lease liability of $2.8 million as a result of the June 2024 office lease. As of September 30, 2025 and December 31, 2024, the Company's short-term lease liabilities were equal to $0.7 million and $0.5 million, respectively, and the long-term operating lease liabilities were equal to $2.1 million and $2.5 million, respectively.

The weighted average discount rate related to the Company's lease liabilities was 8.5% as of September 30, 2025 over a remaining term of 3.9 years, and 8.5% as of December 31, 2024 over a remaining term of 4.7 years. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The components of lease expense during the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost:
Operating lease cost	$182	$137	$672	$291
Variable lease cost	-	4	6	12
Short-term lease cost	11	54	37	147
Total operating lease cost	$193	$195	$715	$450

Supplemental cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
	Nine Months Ended September 30,
	2025	2024
Operating cash flows from operating leases	$375	$248

The following is a schedule by year of future maturities of the Company's operating lease liabilities as of September 30, 2025 (in thousands):

2025 (remainder of the year)	$118
2026	751
2027	861
2028	942
2029	665
Total lease payments	3,337
Less interest	(528)
Total	$2,809

Other Commitments

The Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services and supplies, and vendors for preclinical studies as well as other services and products for operating purposes, which are generally cancelable upon written notice. As of September 30, 2025, the Company’s non-cancelable other commitments were $25.2 million in the aggregate.

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

As of September 30, 2025, the Company had $50.0 million outstanding under the Oxford loan agreement. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn down, and $25 million is available during the period October 1, 2025 to September 30, 2026. An additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon the mutual consent of the Company and Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. The term loans accrue interest, payable monthly, at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%. The principal portion of the loan is due in eleven equal monthly installments beginning February 1, 2029, through December 1, 2029. However, if a specified milestone is achieved on or after

December 17, 2025, then the term loan will begin to amortize in equal monthly installments beginning on February 1, 2030, and the maturity date will be extended to December 1, 2030. At maturity, the final principal payment will include a fee of 5% of the total principal borrowed. The $2.5 million final interest payment related to the $50 million borrowed as of September 30, 2025 is accrued over the term of loan as long-term accrued interest payable. However, if a specified milestone is achieved on or after December 17, 2025, then the term loan will begin to amortize in equal monthly installments beginning on February 1, 2030, the maturity date will be extended to December 1, 2030, and the final payment will include a fee of 6.5% of the total principal borrowed. As of September 30, 2025, $398 thousand was accrued as part of other long-term liabilities on the condensed consolidated balance sheet. Loan issuance costs of $174 thousand were recorded as a reduction of the principal loan balance on the condensed consolidated balance sheet and are amortized as interest expense over the term of the loan.

The outstanding long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2025
Long-term debt	$50,000	$50,000
Unamortized debt issuance costs	(146)	(172)
Total long-term debt, net	$49,854	$49,828

The following table provides the components of interest expense related to the long-term debt (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest expense based on contractual loan rate	$1,254	$3,724
Amortization of debt issuance costs and accretion of final interest payment	136	403
Total interest expense	$1,390	$4,127

The loan and security agreement provides for both affirmative and negative covenants, including covenants limiting the ability of the Company and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the loan and security agreement contains a minimum revenue covenant commencing on the earlier of the date that more than $50 million principal amount of term loans have been funded under the loan and security agreement and June 30, 2026; provided that such minimum revenue covenant shall not be tested during periods when the Company’s market capitalization or unrestricted cash meet certain minimum thresholds. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the loan and security agreement, the termination of the lenders’ commitments, a 5.0% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the loan and security agreement. The Company was in compliance with all applicable debt covenants as of September 30, 2025.

Note 8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock.

July 2025 Public Offering of Common Stock

In July 2025, the Company closed an underwritten public offering of 2,705,882 shares of its common stock at a public offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $230.0 million, before deducting the underwriter discount and other offering expenses, totaling approximately $14.3 million.

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

December 2022 Securities Purchase Agreement

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

The warrants were separated into two tranches with 8,598,870 Tranche A Warrants with an exercise price of $1.75 per share and aggregate proceeds of up to approximately $15.0 million, and 14,000,000 Tranche B Warrants with an exercise price of $2.50 per share and aggregate proceeds of up to $35.0 million. The Tranche A warrants were immediately exercisable and were required to be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602. On September 26, 2023, the Company announced positive top-line data and subsequently received $15.0 million from the exercise of the Tranche A warrants. The Tranche B warrants were also immediately exercisable and, following the FDA's approval of VYKAT XR, the remainder of these warrants were exercised. The Company received an aggregate of $35.0 million from the exercise of the Tranche B warrants. As of September 30, 2025, there were no remaining warrants outstanding under the Securities Purchase Agreement.

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

Through September 30, 2025, 2,150,406 of the March 2022 common warrants had been exercised for gross proceeds of $9.7 million and 1,847,995 warrants were exercised using the cashless exercise option with no proceeds to the Company. As of September 30, 2025, 1,599 of the March 2022 common warrants remained outstanding.

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

Common Stock Warrants

As of September 30, 2025 and December 31, 2024, the following table summarizes the Company's outstanding common stock warrants:

	As of September 30, 2025		As of December 31, 2024
	Number of Common Warrant Shares	Weighted-Average Exercise Price per Share	Number of Common Warrant Shares	Weighted-Average Exercise Price per Share	Expiration Date
March 2022 Common warrants	1,599	$4.50	1,255,346	$4.50	March 2027
May 2023 Tranche B warrants	-	$-	2,065,305	$2.50	November 2026
October 2023 pre-funded warrants	250,000	$0.01	250,000	$0.01	N/A
Total	251,599		3,570,651

Equity Incentive Plans

2014 Plan

The Company maintains the Amended and Restated 2014 Equity Incentive Plan (the 2014 Plan). Under the 2014 Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or performance shares to employees, directors, advisors, and consultants. Options granted under the 2014 Plan may be incentive stock options (ISOs) or nonqualified stock options (NSOs). ISOs may be granted only to Company employees, including officers and directors.

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

On January 17, 2024, the Company filed a Registration Statement on Form S-8 which registered an additional 1.0 million shares which automatically became available for issuance under the 2014 Plan as of January 1, 2024. On June 6, 2024, the Company's stockholders approved the Amended and Restated 2014 Plan which included an increase of 2.0 million shares, which became immediately available for issuance. On February 28, 2025, the Company filed a Registration Statement on Form S-8 which registered an additional 1.8 million shares which automatically became available for issuance under the 2014 Plan as of January 1, 2025. As of September 30, 2025, a total of 957,659 shares were available for future grant under the 2014 Plan.

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

As of September 30, 2025, a total of 23,068 shares were available for future grant under the Inducement Plan.

Stock-based compensation expense

The Company recognizes stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive income (loss) for stock-based compensation arrangements during any of the periods presented.

Stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,219	$18,516	$8,901	$23,682
Selling, general and administrative	7,779	38,082	25,474	46,521
Total	$9,998	$56,598	$34,375	$70,203

After the FDA approval of VYKAT XR in March 2025, the Company began capitalizing stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYKAT XR. For the three and nine months ended September 30, 2025, the Company capitalized into inventory $0.4 million and $0.7 million, respectively.

Stock Options

The Company granted options to purchase 143,344 and 288,850 shares of the Company’s common stock to employees during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company granted options to purchase 836,347 shares of the Company’s stock to employees and a consultant. During the nine months ended September 30, 2024, the Company granted options to purchase 1,369,230 of the Company's stock to employees and a consultant. There were no performance-based options granted during the three and nine months ended September 30, 2025 and 2024, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected life (years)	6.0-6.1	6.1	5.9-6.1	5.8-6.1
Risk-free interest rate	3.8%-4.2%	3.7%-3.8%	3.7%-4.7%	3.7%-4.6%
Volatility	117%	121%	116%-120%	121%-124%
Dividend rate	— %	— %	— %	— %

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

The following table summarizes stock option transactions for the nine months ended September 30, 2025 which were for awards issued under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2025	3,971,798	$26.75	8.48	$79,578
Options granted	836,347	55.23
Options exercised	(1,094,180)	14.85
Options canceled/forfeited	(193,168)	52.41
Balance at September 30, 2025	3,520,797	$35.80	8.28	$113,562
Options exercisable at September 30, 2025	1,231,871	$24.60	7.39	$53,339
Options vested and expected to vest at September 30, 2025	3,520,797	$35.80	8.28	$113,562

The weighted-average grant date fair value of options granted was $48.24 and $37.84 per share for the nine months ended September 30, 2025 and 2024, respectively. The intrinsic value of the stock options exercised was $58.6 million and $6.6 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, total unrecognized employee stock-based compensation related to stock options that are likely to vest was $77.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years.

Restricted Stock Units

There were 16,000 restricted stock units granted to employees by the Company during the three months ended September 30, 2025. During the three months ended September 30, 2024, there were 1,239,375 performance-based restricted stock units and 366,625 restricted stock units granted to employees and a director by the Company. There were 369,581 restricted stock units granted to employees and directors by the Company during the nine months ended September 30, 2025. During the nine months ended September 30, 2024 there were 1,249,375 performance-based restricted stock units and 758,155 restricted stock units granted to employees and directors by the Company. During the nine months ended September 30, 2024, the Company granted 10,000 performance-based restricted stock units to a consultant. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the nine months ended September 30, 2025 under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2025	939,865	$48.55
Restricted stock units granted	369,581	$58.40
Restricted stock units vested	(825,607)	$48.59
Restricted stock units canceled/forfeited	(14,070)	$53.51
Outstanding at September 30, 2025	469,769	$56.08

The weighted-average grant-date fair value of all restricted stock units granted during the nine months ended September 30, 2025 and 2024 was $58.40 and $46.47, respectively. The fair value of all restricted stock units vested during the nine months ended September 30, 2025 and 2024 was $41.0 million and $44.7 million, respectively. At September 30, 2025, total unrecognized employee stock-based compensation related to restricted stock units was $16.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.

Certain directors have elected to delay the issuance of certain vested restricted stock units granted under the 2014 Plan. Certain of these RSUs have vested as of September 30, 2025 based on the applicable service periods, but the issuance of common stock has been deferred until a future date when the directors' service to the Company terminates, or there is a change in control of the

Company. The grant-date fair value of these 13,000 shares is $0.6 million, which has been recognized as stock-based compensation expense over the requisite service period in the condensed consolidated statements of operations and comprehensive income (loss).

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

As of September 30, 2025, there were no purchases by employees under this plan.

Note 9. Net income or loss per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in October 2023 and in connection with the exercise of certain May 2023 Tranche A and Tranche B warrants, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded using the treasury stock method which would result in the issuance of incremental shares of common stock. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022, May 2023 and October 2023 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the March 2022, May 2023 and October 2023 common warrants issued do not participate in losses. For the nine months ended September 30, 2025 and 2024 and three months ended September 30, 2024, the effect of issuing potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are the weighted-average common shares outstanding used to calculate basic and diluted net income (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$26,013	$(76,616)	$(22,468)	$(119,868)

Denominator:
Common stock	53,078,094	39,360,966	49,772,910	35,824,742
May 2023 Tranche A pre-funded warrants	—	1,816,427	—	2,154,299
May 2023 Tranche B pre-funded warrants	—	451,632	—	451,632
October 2023 pre-funded warrants	250,000	250,000	250,000	486,496
Weighted-average shares - basic	53,328,094	41,879,025	50,022,910	38,917,169

Effect of dilutive securities:
Stock options	1,157,944	—	—	—
Restricted stock units	213,681	—	—	—
March 2022 common warrants	222,197	—	—	—
Weighted-average shares - diluted	54,921,916	41,879,025	50,022,910	38,917,169

Net income (loss) per share - basic	$0.49	$(1.83)	$(0.45)	$(3.08)
Net income (loss) per share - diluted	$0.47	$(1.83)	$(0.45)	$(3.08)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Warrants issued to 2010/2012 convertible note holders to purchase common stock	-	6,804	-	6,804
Warrants issued to underwriter to purchase common stock	-	1,100	-	1,100
March 2022 common warrants	-	1,273,077	1,599	1,273,077
May 2023 Tranche B warrants	-	4,935,305	-	4,935,305
Options to purchase common stock	1,474,452	3,523,251	3,520,797	3,523,251
Outstanding restricted stock units	13,565	1,072,530	469,769	1,072,530
Total	1,488,017	10,812,067	3,992,165	10,812,067

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

The following table presents selected financial information with respect to the Company's single operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net	$66,018	$-	$98,675	$-
Net income (loss)	26,013	(76,616)	(22,468)	(119,868)
Less total other income, net	3,908	3,596	7,695	8,687
Operating income (loss)	22,105	(80,212)	(30,163)	(128,555)
Total operating expenses	43,913	80,212	128,838	128,555
Less non-cash expenses
Depreciation and amortization	(502)	(500)	(1,508)	(1,484)
Non-cash lease expense	(120)	(111)	(484)	(250)
Change in fair value of contingent consideration	(614)	(877)	(4,682)	(2,915)
Stock-based compensation	(9,998)	(56,598)	(34,375)	(70,203)
Cash operating expenses	$32,679	$22,126	$87,789	$53,703

Note 11. Subsequent Events

The Company has evaluated its subsequent events from September 30, 2025 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events disclosure required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, any projections of financial information; any statements about our continued commercialization of VYKAT XR, any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, our products, product sales, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. All forward-looking statements are based on information and estimates available to us at the time of filing this Quarterly Report on Form 10-Q and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

Revenue Recognition

After FDA approval of VYKAT XR in March 2025, we began commercial marketing and made our first product sales in the three months ended June 30, 2025. ASC Topic 606, Revenue from Contracts with Customers, requires us to make estimates of variable consideration included in contracts with customers, to be included in the transaction price. The transaction price that is recognized as revenue for products upon delivery and transfer of title to the customer includes an estimate of variable consideration for reserves which result from rebates, discounts, returns, and co-pay assistance that are offered within contracts between us and our customer.

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

Aside from revenue recognition as noted above, there have been no significant changes during the three and nine months ended September 30, 2025 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our significant accounting policies are more fully described in Note 3 of our most recent Annual Report on Form 10-K.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024 (in thousands)

	Three Months Ended September 30,		Increase (decrease)
	2025	2024	Amount	Percentage
Product revenue, net	$66,018	$-	$66,018	100%

Operating expenses
Cost of goods sold	1,141	-	1,141	100%
Research and development	8,405	30,138	(21,733)	(72%)
Selling, general and administrative	33,753	49,197	(15,444)	(31%)
Change in fair value of contingent consideration	614	877	(263)	(30%)
Total operating expenses	43,913	80,212	(36,299)	(45%)
Operating income (loss)	22,105	(80,212)	102,317	(128%)
Other income (expense), net
Interest income, net	5,298	3,596	1,702	47%
Interest expense	(1,390)	-	(1,390)	(100%)
Total other income (expense), net	3,908	3,596	312	9%
Net income (loss)	$26,013	$(76,616)	$102,629	(134%)

Product Revenue, Net

Product revenue, net was $66.0 million for the three months ended September 30, 2025, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the three months ended September 30, 2024.

Cost of Goods Sold

Cost of goods sold was $1.1 million for the three months ended September 30, 2025, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the three months ended September 30, 2024. Prior to receiving FDA approval, costs associated with the manufacturing of VYKAT XR were expensed as research and development expense. As such, a portion of the cost of inventory sold during the period was expensed prior to FDA approval.

Research and development expense

Research and development expense was $8.4 million, which includes $2.2 million of non-cash stock-based compensation, for the three months ended September 30, 2025, compared to $30.1 million, which includes $18.5 million of non-cash stock-based compensation, in the same period of 2024. Costs in support of our June 2024 New Drug Application (NDA) submission and Marketing Authorization Application (MAA) submission in Europe, which was submitted in the second quarter of 2025, supply chain activities, and clinical activities decreased $3.5 million, $0.8 million, and $0.5 million, respectively, between comparable periods. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of our regulatory filings and activities for commercial launch.

Selling, general and administrative expense

Selling, general and administrative expense was $33.8 million, which includes $7.8 million of non-cash stock-based compensation, for the three months ended September 30, 2025, compared to $49.2 million, which includes $38.1 million of non-cash stock-based compensation, in the same period of 2024. Personnel and associated costs increased $6.4 million as we hired additional employees for commercial launch and in support of our increased business activities. New program costs associated with commercial launch, including disease state education, analytics, other marketing programs, medical affairs activities and patient advocacy activities increased by $8.6 million. We expect selling, general and administrative expenses to continue to increase as we continue commercialization of VYKAT XR.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of VYKAT XR in accordance with the terms of our 2017 merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $19.5 million as of September 30, 2025, a $0.6 million increase from the estimate as of June 30, 2025, primarily due to continued product revenue from sales of VYKAT XR. During the three months ended September 30, 2024, the estimate increased by $0.9 million from the $13.6 million estimate as of June 30, 2024.

Other income (expense), net

We had other income (expense), net of approximately $3.9 million in the three months ended September 30, 2025, compared to approximately $3.6 million during the three months ended September 30, 2024. The increase was primarily due to an increase in interest income driven by higher cash and cash equivalents and marketable securities, partially offset by interest expense associated with the long-term debt during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024 (in thousands)

	Nine Months Ended September 30,		Increase (decrease)
	2025	2024	Amount	Percentage
Product revenue, net	$98,675	$-	$98,675	100%

Operating expenses
Cost of goods sold	1,837	-	1,837	100%
Research and development	31,069	57,082	(26,013)	(46%)
Selling, general and administrative	91,250	68,558	22,692	33%
Change in fair value of contingent consideration	4,682	2,915	1,767	61%
Total operating expenses	128,838	128,555	283	0%
Operating loss	(30,163)	(128,555)	98,392	(77%)
Other income (expense), net
Interest income, net	11,822	8,687	3,135	36%
Interest expense	(4,127)	-	(4,127)	(100%)
Total other income (expense), net	7,695	8,687	(992)	(11%)
Net loss	$(22,468)	$(119,868)	$97,400	(81%)

Product Revenue, Net

Product revenue, net was $98.7 million for the nine months ended September 30, 2025, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the nine months ended September 30, 2024.

Cost of Goods Sold

Cost of goods sold was $1.8 million for the nine months ended September 30, 2025, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the nine months ended September 30, 2024. Prior to receiving FDA approval, costs associated with the manufacturing of VYKAT XR were expensed as research and development expense. As such, a portion of the cost of inventory sold during the period was expensed prior to FDA approval.

Research and development expense

Research and development expense was $31.1 million, which includes $8.9 million of non-cash stock-based compensation, for the nine months ended September 30, 2025, compared to $57.1 million, which includes $23.7 million of non-cash stock-based compensation, in the same period of 2024. Personnel and other associated costs increased $1.3 million as we hired additional employees in support of our research and development activities while costs in support of our June 2024 NDA submission, supply chain activities and clinical activities decreased, $7.1 million, $2.3 million and $4.1 million, respectively, between comparable periods. We incurred an additional $1.0 million of expense in the nine months ended September 30, 2025 towards our MAA submission in Europe, which was submitted in the second quarter of 2025. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of our regulatory filings and activities for commercial launch.

Selling, general and administrative expense

Selling, general and administrative expense was $91.3 million, which includes $25.5 million of non-cash stock-based compensation, for the nine months ended September 30, 2025, compared to $68.6 million, which includes $46.5 million of non-cash stock-based compensation, in the same period of 2024. Personnel and associated costs increased $21.7 million as we hired additional employees for commercial launch and in support of our increased business activities. New program costs associated with commercial launch, including disease state education, analytics, other marketing programs, medical affairs activities and patient advocacy activities increased by $21.2 million. We expect selling, general and administrative expenses to continue to increase as we continue commercialization of VYKAT XR.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of VYKAT XR in accordance with the terms of our 2017 merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue in future years was estimated to be $19.5 million as of September 30, 2025, a $4.7 million increase from the estimate as of December 31, 2024, primarily due to the approval of our NDA for VYKAT XR by the FDA in March 2025 and recording product revenue from sales of VYKAT XR subsequent to the approval. During the nine months ended September 30, 2024, the estimate increased by $2.9 million from the $11.6 million estimate as of December 31, 2023.

Other income (expense), net

We had other income (expense), net of approximately $7.7 million in the nine months ended September 30, 2025, compared to approximately $8.7 million during the nine months ended September 30, 2024. The decrease was primarily due to interest expense associated with the long-term debt, partially offset by an increase in interest income driven by higher cash and cash equivalents and marketable securities during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

We used $1.9 million of net cash in operating activities and had a net loss of $22.5 million during the nine months ended September 30, 2025. We had an accumulated deficit of $474.7 million at September 30, 2025 as a result of losses incurred since our inception. We had $246.7 million in cash and cash equivalents, $309.4 million of marketable securities and $501.6 million of working capital on September 30, 2025 and we had a lease obligation totaling $2.8 million to be paid through August 2029, consisting of one operating lease for office space in Redwood City, California. We became profitable for the three months ended September 30, 2025 and our ability to sustain operating profitability is dependent upon continued successful commercialization of VYKAT XR.

As of September 30, 2025, we had $50.0 million outstanding under our loan and security agreement with Oxford. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn down, and $25 million is available during the period October 1, 2025 to September 30, 2026. An additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon mutual consent with Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. The term loans accrue interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

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

We believe that our existing cash, cash equivalents and marketable securities and cash flows from operations will be sufficient to meet the company's working capital needs for the next twelve months. Our long-term capital requirements will depend on several factors, most notably the timing and degree of success of our continued commercialization of VYKAT XR. We believe that we will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, but the access to such capital resources is uncertain and is not assured.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(1,906)	$(45,105)
Net cash used in investing activities	(76,421)	(232,125)
Net cash provided by financing activities	237,061	155,962
Net increase (decrease) in cash and cash equivalents	$158,734	$(121,268)

Net cash used in operating activities

During the nine months ended September 30, 2025, operating activities used net cash of $1.9 million, which was primarily due to the net loss of $22.5 million, less non-cash expense of $34.4 million for stock-based compensation, $1.5 million for depreciation and amortization, $0.5 million for non-cash lease expense, $4.7 million related to the change in fair value of contingent consideration, and $2.3 million added back for accretion of premium/discount on marketable securities. Additionally, cash used during the nine months ended September 30, 2025 decreased by $18.2 million due to changes in operating assets and liabilities.

During the nine months ended September 30, 2024, operating activities used net cash of $45.1 million, which was primarily due to the net loss of $119.9 million, less non-cash expense of $70.2 million for stock-based compensation, $1.5 million for depreciation and amortization, $0.3 million for non-cash lease expense, $2.9 million related to the change in fair value of contingent consideration, and $3.5 million added back for the accretion of premium/discount on marketable securities. Additionally, cash used during the nine months ended September 30, 2024 increased by $3.4 million due to changes in operating assets and liabilities.

Net cash used in investing activities

During the nine months ended September 30, 2025, we used $267.9 million for purchases of marketable securities. We received proceeds of $191.5 million from maturities of marketable securities.

During the nine months ended September 30, 2024, we used $308.9 million for purchases of marketable securities and $0.2 million for purchases of property and equipment. We received proceeds of $77.0 million from maturities of marketable securities.

Net cash provided by financing activities

During the nine months ended September 30, 2025, we received $215.7 million from the sale of common stock, net of issuance costs, $5.2 million from the exercise of common stock warrants, and $16.2 million from the exercise of stock options. We paid $0.1 million of debt issuance costs.

During the nine months ended September 30, 2024, we received $149.0 million from the sale of common stock, net of issuance costs, $5.7 million from the exercise of common stock and pre-funded stock warrants, and $1.3 million from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See “Recent Adopted Accounting Pronouncements” described in Note 3, Basis of Presentation and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Recent Developments

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”), into law. In accordance with U.S. GAAP, we will account for the tax effects of changes in tax law in the period of enactment which is the third quarter of calendar year 2025.

We have analyzed the impacts of OBBBA and at this time are determining whether we will elect to accelerate the capitalized domestic Section 174 costs over one year or two years. Due to the full valuation allowance and since there are no impacts to current taxes, we do not anticipate any material impacts to our quarterly financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2025. For additional information regarding market risk, refer to Part II, Item 7A Qualitative and Quantitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

(d) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2025, we began to implement certain internal controls in connection with remediation efforts related to the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2024.

Except as described above, there have been no changes to our internal control over financial reporting that occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
we recently have been and may be in the future become subject to short-selling campaigns, activist investors and securities litigation, which are expensive and could divert management attention; and
•
we may need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our planned products and technologies.

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

We expect that our immediate future financial results will depend primarily on our success in launching, selling and supporting VYKAT XR. This will require us to be successful in a range of activities, including manufacturing, marketing and selling our products. We are only in the preliminary stages of some of these activities and may not succeed in the long-term. We may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and planned products, or continue our operations.

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

We are in the early stages of commercializing VYKAT XR, our current sole novel therapeutic product, and accordingly, through September 30, 2025, have just begun to generate revenue from operations. We had a net loss of $175.9 million during the year ended December 31, 2024 (including non-cash stock-based compensation of $100.0 million) and $22.5 million during the nine months ended September 30, 2025 (including non-cash stock-based compensation of $34.4 million) and an accumulated deficit of $474.7 million at September 30, 2025 as a result of losses incurred since our inception. We had $246.7 million in cash and cash equivalents and $309.4 million in marketable securities at September 30, 2025.

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

We have just begun to generate product revenue and may not maintain profitability.

We began to generate revenue from the commercialization of VYKAT XR in the three months ended June 30, 2025. Our ability to generate significant revenue from product sales and achieve sustained profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales from VYKAT XR also depends on a number of additional factors, including our ability to:

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

In addition, because of the numerous risks and uncertainties associated with product development and commercialization, including that our planned products may not advance through development, achieve the endpoints of applicable clinical trials or obtain approval, we are unable to predict the timing or amount of increased expenses, or if we will be able to maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or clinical trials in addition to those that we currently anticipate.

Even if we are able to generate significant revenue from the sale of any of our products that may be approved or commercialized, we may not be able to sustain profitability and may need to obtain additional funding to continue operations. If we are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or shut down our operations.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of September 30, 2025, we had $50.0 million outstanding under our loan and security agreement with Oxford Financing LLC and its affiliates (collectively, Oxford). Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn, and $25 million is now available during the period October 1, 2025 to September 30, 2026. One additional tranche of $25 million may become available upon achievement of certain commercial milestones. A final $50 million may be made available upon mutual consent with Oxford. The loan carries an interest-only period of 48 months and a total term of 60 months; provided that if specific milestones are achieved prior to September 30, 2026, the interest-only period and maturity date will be extended by 12 months. Subject to certain conditions, the term loans accrue interest at a floating rate equal to (a) 1-month term SOFR plus (b) 5.50%. Our debt with Oxford is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in our loan agreement with Oxford, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Although we believe that VYKAT XR represents a promising commercial opportunity, VYKAT XR may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or sustainable profits for us. We will need to establish a market for VYKAT XR globally and build these markets through physician education, awareness programs, and other marketing efforts. Gaining acceptance in medical communities depends on a variety of factors, including clinical data published or reported in reputable contexts, the provisions of the approved label for VYKAT XR, and word-of-mouth between physicians. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our trials published in peer-reviewed journals may limit the adoption of our products. Our ability to successfully market our products will depend on numerous factors, including:

•
the outcomes of clinical utility trials of such products in collaboration with key thought leaders to demonstrate our products’ value in informing important medical decisions such as treatment selection;
•
the success of our distribution partners;
•
whether healthcare providers believe VYKAT XR provides clinical utility which outweighs potential side effects; and
•
whether health insurers, government health programs and other payers will cover and pay for VYKAT XR and, if so, whether they will adequately reimburse us.

We may rely on third parties, who we do not control, to distribute and sell VYKAT XR. If these distributors are not committed to VYKAT XR or otherwise run into their own financial or other difficulties, it may result in failure to achieve widespread market acceptance of VYKAT XR, and would materially harm our business, financial condition and results of operations.

If we are unable to implement our sales, marketing, distribution, training and support strategies or enter into agreements with third parties to perform these functions, we will not be able to effectively commercialize VYKAT XR and may not sustain profitability.

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

If we are unable to successfully establish our own sales, marketing, distribution, training and support capabilities and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute VYKAT XR ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute VYKAT XR or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to commercialize VYKAT XR effectively. If we do not establish sales, marketing, distribution, training and support capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing VYKAT XR and achieving sustainable profitability, and our business would be harmed.

If physicians decide not to prescribe VYKAT XR, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for VYKAT XR, we will need to educate physicians and other health care professionals on the clinical utility, benefits and value of the tests we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we will need support of physicians, hospital administrators, patients, healthcare payers and others in the medical community that the clinical and economic utility of our products justifies payment for VYKAT XR at adequate pricing levels. We will also need to continue to train physicians on how to appropriately treat patients with VYKAT XR, and may find that some physicians are unwilling or unable to dedicate the necessary time or resources to appropriately treat patients with VYKAT XR. We may need to hire additional commercial, scientific, technical and other personnel to support this process.

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

Any delays in identifying suitable collaborators and entering into agreements to develop or commercialize VYKAT XR could negatively impact the development or commercialization of our products, particularly in geographic regions like the Europe, where we have limited development and commercialization infrastructure. Absent a partner or collaborator, we would need to undertake development or commercialization activities at our own expense. If we elect to fund and undertake development and commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our products or bring them to market, and our business may be materially and adversely affected.

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
•
third parties may submit a Citizen Petition to the FDA asking for the FDA to request that we voluntarily recall VYKAT XR;

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

Additionally, in August 2025, the FDA began daily publication of adverse event data from the FDA's Adverse Event Reporting System (FAERS). The FAERS database includes spontaneous and voluntary reports from patients, caregivers and doctors, as well as mandatory manufacturer reports that companies are required to submit to the FDA, including expedited (15-day) alerts and periodic safety updates. A report in FAERS does not establish that a drug caused an adverse event and the adverse event could have been caused by the patient's underlying disease, other medications, or other factors. Reports frequently lack crucial clinical details like a patient's full medical history, the exact drug dosage, and the case narrative. Because of these limitations, FAERS data cannot be used to determine the frequency or likelihood of adverse events. It is difficult for external researchers and the public to interpret the significance of new reports, which can lead to a misinterpretation of the safety signals reported and a decrease in public confidence in a drug.

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
•
third parties might illegally distribute and sell counterfeit or unfit versions of our products, which do not meet our rigorous manufacturing, distribution and testing standards;
•
inventory that is stolen from warehouses or while in-transit, and that is subsequently improperly stored and sold through unauthorized channels, could adversely impact patient safety, our reputation and our business;
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

As of September 30, 2025, we had 152 employees, up from 92 and 33 full-time employees as of December 31, 2024 and December 31, 2023, respectively. We have experienced significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing, quality assurance, product development, regulatory affairs and drug development. To manage this growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, third parties may obtain patent rights in the future and claim that use of our products infringes upon these rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of VYKAT XR, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to continue to commercialize VYKAT XR unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize our product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Further, under the current administration and new leadership at the Department of Health and Human Services (HHS) and the FDA, executive orders and layoffs due to the reduction in force initiative, government shutdowns and other measures implemented by the U.S. government may impact the normal operations of the FDA as well as other federal agencies. The FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program and obtain faster approvals, our competitive position may be harmed. It is unclear how our industry and our clinical programs and operations will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent new policies and other agency changes lead to disruptions in the FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

For example, drugs that are developed for rare diseases can be designated as Orphan Drugs. In the U.S., the disease or condition has an incidence of less than 200,000 persons and in the E.U. the prevalence of the condition must be not more than 5 in 10,000 persons. In the U.S., orphan-designated drugs are granted up to 7-year market exclusivity. In the E.U., products granted orphan designation are subject to reduced fees for protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations, and annual fees, and potentially benefit from 10 years of market exclusivity (which period of market exclusivity may be extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan), during which time the EMA is generally precluded from accepting a MAA for a similar medicinal product. Applicants must first satisfy the orphan designation criteria and apply for orphan designation before making the application for marketing authorization. The applicant must then successfully maintain the orphan designation at the time of the MAA in order to qualify for 10 years of orphan market exclusivity. It is important to note that the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at the E.U. level. The protection currently afforded in the E.U. could be reduced in the future. In April 2023, the European Commission adopted a proposal to amend the E.U. pharmaceutical legislation including changes to data protection periods, market exclusivity, and regulatory requirements. The proposed legislation, including recommendations from the European Commission, The European Parliament and the Council of Europe, is currently at the stage of joint negotiation between the three institutions. If adopted in the form proposed, the proposals to revise the existing E.U. laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the E.U. and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

Drugs are also subject to extensive regulation outside of the U.S., including in the E.U. In the E.U., there is a centralized approval procedure that allows for authorization of marketing of a product by the EMA in all 27 Member States of the E.U. (which includes most major countries in Europe) and is mandatory for medicinal products for rare disease. After receiving regulatory approval through any of the E.U. registration procedures, separate pricing and reimbursement approvals are also required in each Member State. During the time of MAA assessment and following approval of an MAA by the EMA, the applicant is subject to oversight and inspection in pharmacovigilance (Good Vigilance Practice - GVP), clinical trials (Good Clinical Practice - GCP), manufacturing and distribution (Good Manufacturing and Good Distribution Practices- GMP & GDP) and as a Marketing Authorisation Holder.

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
•
our ability to generate revenue and maintain profitability; and
•
the availability of capital.

There has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In September and October 2025, the U.S. government announced the first agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, the ability to set adequate pricing for new drugs to recover R&D costs, and the ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. Such cost containment policies and executive orders could substantially and negatively impact the prices we may charge for any approved products, which could harm our valuation, ability to generate revenue and sustain profitability. In addition, the One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including budget cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBBA also expanded exemptions for orphan designated drugs for Medicare drug price negotiations, which is expected to incentivize development of orphan designated drugs or increase competition for drug development in orphan diseases or conditions. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval or increase our competition in the marketplace, any of which could adversely affect our business and prospects. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. To the extent changes lead to disruptions in federal agencies, greater uncertainty in the industry, or impose more constraints on drug pricing, such as the introduction of the most-favored nation pricing or international reference pricing, our business may be materially impacted. The implementation of cost containment measures or other healthcare reforms may negatively impact the valuation of our company or prevent us from being able to generate revenue, sustain profitability, or commercialize our product candidates if approved.

In addition, individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws. Further, the FDA has authorized the State of Florida to develop a program to import certain prescription drugs from Canada for a limited time-period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, sustain profitability or commercialize our products or product candidates.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

•
our ability to successfully commercialize, and realize sustained revenues from sales of VYKAT XR;
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

We recently have been and may be in the future become subject to short-selling campaigns, activist investors and securities litigation, which are expensive and could divert management attention.

We have recently experienced volatility in the market price of our common stock caused by a short-selling campaign, which may lead to securities class action litigation or additional short-selling or activist investor activities. This has resulted and may continue to result in substantial costs and divert management's attention from other business concerns, any of which could seriously harm our business.

There has recently been a concerted effort by an activist short seller to spread negative information about the Company and VYKAT XR in order to gain a market advantage. Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller's interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

The publication of this type of commentary regarding the Company and VYKAT XR by a short seller in August 2025 resulted in a decline in the market price of our common stock. This publication of incomplete or misleading information about the Company and VYKAT XR may also result in provider concerns, patient discontinuations, payer questions, increased insurance premiums and shareholder lawsuits, the uncertainty and expense of which could adversely impact our reputation, business, financial condition, and operating results. No assurance can be made that we will not continue to be the target of such commentary or that declines in the market price of our common stock will not occur in the future in connection with such commentary by this short seller or otherwise.

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

(c) Insider Adoption or Termination of Trading Arrangements

The following provides information regarding Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, each a 10b5-1 Plan) adopted in the three months ended September 30, 2025 by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 (each a Section 16 Director or Officer):

Anish Bhatnagar, our Chief Executive Officer and Chairman of the Board adopted a 10b5-1 Plan on August 29, 2025. Mr. Bhatnagar's 10b5-1 Plan provides for the potential sale of up to 263,296 shares of our common stock, and expires on December 31, 2026, or upon the earlier completion of all authorized transactions thereunder.

Jim Mackaness, our Chief Financial Officer, adopted a 10b5-1 Plan on August 29, 2025. Mr. Mackaness' 10b5-1 Plan provides for the potential sale of up to 139,440 shares of our common stock, and expires on May 29, 2026, or upon the earlier completion of all authorized transactions thereunder.

Meredith Manning, our Chief Commercial Officer, adopted a 10b5-1 Plan on September 11, 2025. Ms. Manning's 10b5-1 Plan provides for the potential sale of up to 13,400 shares of our common stock, and expires on June 30, 2026, or upon the earlier completion of all authorized transactions thereunder.

Kristen Yen, our Senior Vice President, Global Clinical Operations and Patient Advocacy, adopted a 10b5-1 Plan on September 12, 2025. Ms. Yen's 10b5-1 Plan provides for the potential sale of up to 102,668 shares of our common stock, and expires on December 31, 2026, or upon the earlier completion of all authorized transactions thereunder.

Michael Huang, our Senior Vice President, Clinical Development, adopted a 10b5-1 Plan on September 2, 2025. Mr. Huang's 10b5-1 Plan provides for the potential sale of up to 29,100 shares of our common stock, and expires on June 30, 2026, or upon the earlier completion of all authorized transactions thereunder.

These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of our Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend investment plans of us that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the three months ended September 30, 2025. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the three months ended September 30, 2025.

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

Date: November 4, 2025	SOLENO THERAPEUTICS, INC.

	By:	/s/ James Mackaness
James Mackaness Chief Financial Officer (authorized officer and principal financial and accounting officer)