Form 10-K
period 2025-12-31
SOLENO THERAPEUTICS INC
filed 2026-02-25
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $83.78 for shares of the registrant’s Common Stock as reported by the Nasdaq Capital Market, was approximately $4.1 billion. Shares of Common Stock held by each executive officer, director and beneficial holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of February 19, 2026, there were 51,624,384 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Name: CBIZ CPAs P.C. Auditor Location: San Francisco, CA Auditor Firm ID: 199

Soleno Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” “plan” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any statements regarding the marketing and commercialization of VYKATTM XR (diazoxide choline) extended-release tablets (formerly known as DCCR), any statements regarding the timing of any regulatory process or ultimate approvals and determining a path forward for DCCR for the treatment of Prader-Willi syndrome outside of the United States; any plans or projections regarding the commercialization of DCCR outside of the United States; any projections of financial information; any statements about our research and development pipeline; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. Particular uncertainties that could affect future results include: our ability to maintain profitability; our ability to obtain substantial additional capital that may be necessary to maintain or expand our business; our ability to maintain internal control over financial reporting; our dependence on, and need to attract and retain, key management and other personnel; our ability to obtain, protect and enforce our intellectual property rights; potential advantages that our competitors and potential competitors may have in securing funding or developing products; business interruptions such as earthquakes and other natural disasters; our ability to comply with laws and regulations; potential product liability claims; and our ability to use our net operating loss carryforwards to offset future taxable income. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Company Overview

We are a biopharmaceutical company developing novel therapeutics for the treatment of rare diseases. On March 26, 2025, we announced that our lead product candidate, VYKATTM XR (diazoxide choline) extended-release tablets, formerly known as DCCR, had been approved by the U.S. Food and Drug Administration (FDA). VYKAT XR is indicated to treat hyperphagia in adults and pediatric patients four years of age and older with Prader-Willi syndrome (PWS). On April 14, 2025, we announced that prescriptions of VYKAT XR had been delivered to the first individuals living with PWS who had been prescribed the medication and began recognizing revenue from the sales of VYKAT XR during the three months ended June 30, 2025. We are incorporated in the State of Delaware and headquartered in Redwood City, California.

VYKAT XR contains diazoxide choline, a potent ATP-sensitive potassium (KATP) channel activator. The KATP channels play a central role in the regulation of a number of physiological processes which may otherwise be dysregulated, contributing to the pathophysiology of several diseases. In the context of the underlying genetic or structural defects in PWS, these pathophysiological processes may cumulatively contribute to increases in appetite and aggressive food seeking, lack of satiety, accumulation of excess body fat and the establishment and perpetuation of the obese state. Its proposed mode of action, with targets in the brain, pancreas and fat tissue, has the potential to broadly impact complex diseases like PWS to reduce appetite, reduce food seeking, decrease insulin and leptin resistance, and reduce body fat. We believe that it has the potential to reduce other problematic behaviors in PWS.

VYKAT XR (Diazoxide Choline) Extended-Release Tablets

VYKAT XR consists of the active ingredient diazoxide choline, a choline salt of diazoxide, which is a benzothiadiazine. Once solubilized from the formulation, diazoxide choline is rapidly converted to diazoxide prior to absorption. It is believed to act by stimulating ion flux through KATP channels and appears to act on signs and symptoms of PWS in a variety of ways. Activating the KATP channel in NPY/AgRP neurons in the hypothalamus may reduce secretion of neuropeptide Y (NPY) and Agouti-related peptile (AgRP), contributing to a reduction in hyperphagia. Activating the KATP channel in the dorsal motor nucleus of vagus may potentiate the effects of leptin, insulin and -melanocortin stimulating hormone to reduce hyperinsulinemia and impact appetite and satiety. Activating the KATP in pancreatic ß-cells can reduce the secretion of insulin, and further reduce the accumulation of excess body fat and the progression to insulin resistance. Activating the KATP channel in adipocytes has the potential to decrease de-novo triglyceride synthesis and increase ß-oxidation of fat, reducing fat mass.

VYKAT XR was formulated with the goals of improving the safety and bioavailability of orally-administered diazoxide and reducing the frequency of dosing required by current diazoxide formulations. Diazoxide choline has been formulated into an extended-release tablet that provides lower peak plasma concentration compared to diazoxide oral suspension and allows for the gradual release of diazoxide choline from VYKAT XR, making it suitable for once-a-day dosing. The gradual release and absorption of diazoxide achieved using VYKAT XR results in consistent intraday circulating drug levels potentially reducing the adverse events often associated with transiently high circulating drug levels and providing efficacy at lower diazoxide-equivalent doses.

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

Unmet Medical Needs in PWS

On March 26, 2025, VYKAT XR was approved by the FDA for the treatment of patients with PWS ages 4 years and older who have hyperphagia. Currently, the only other approved treatment in the U.S. related to PWS is growth hormone which addresses the growth failure associated with PWS but has no effect on hyperphagia. A global patient survey conducted by the Foundation for Prader-Willi Research (n=779), found that 96.5% of respondents rated reducing hunger and 91.2% rated improving behavior around food as a very important or the most important symptom to be relieved by a new treatment. Physical function and body composition symptoms for which a high percentage of respondents indicated were very important or most important included: 92.9% indicated improving metabolic health (reduces fat / increases muscle) and 81.3% indicated the related symptom of improving activity and stamina. The behavioral and cognitive symptoms rated by respondents as very or most important were: 85.2% indicated reduction of obsessive/compulsive behavior, 84.6% indicated improvements to intellect/development, and 83.2% indicated reduction of temper outburst severity and frequency.

Therefore, there are clear unmet needs in patients with PWS to reduce hyperphagia, improve behaviors around food, and to reduce other behavioral and cognitive impacts of this complex disease. In addition, improving metabolic health is also an important unmet need.

Market opportunity

An estimated 300,000 to 400,000 individuals worldwide have PWS with a birth incidence ranging from 1 in 15,000 to 1 in 25,000. Based on an analysis of claims data (Medicare, Medicaid, pharmacy and medical benefit claims), we have identified approximately 10,000 people who have received a PWS-specific treatment or had a PWS-specific ICD10 claim in 2022 or 2023. We believe that the number of identified patients with PWS is growing at a rate that is higher than the rate of general population because of improved rates of diagnosis. VYKAT XR is the first treatment for hyperphagia in patients with PWS to reach the market in the U.S. and may therefore be likely to be used in a large proportion of patients.

Sales and Marketing

The majority of the PWS population in the U.S. is diagnosed shortly after birth through an affordable genetic test, and the patient, as well as their treating physician, are captured in a commercially available reimbursement claims database. Patients with PWS are typically treated by a multi-disciplinary team led by a pediatric or adult endocrinologist and many families and patients receive care at larger clinics that devote specific resources to caring for people with PWS. The PWS care teams with the largest volumes are often in university-associated hospitals or children’s hospitals and a portion of adults with PWS live in residential group home settings. Due to these factors, we believe we have positioned ourselves to launch VYKAT XR through our commercial organization in a targeted and efficient manner. We have a field force of approximately 65 individuals, including approximately 28 rare disease specialists, 16 clinical nurse educators, 6 regional access directors and 15 remote or hybrid lead generation specialists.

We believe a comparable concentration of care exists in Europe, Japan and other major markets which may allow us to market VYKAT XR without a partner; however, we may identify commercialization partners for VYKAT XR for many markets. The final decisions on commercialization strategy outside the U.S. will be made at a later date.

Pricing

VYKAT XR is sold based on weight-based pricing, with a list price of $6.0976 per milligram. It is our philosophy that those in need of VYKAT XR have access to VYKAT XR. We offer several programs through SOLENO ONETM to provide patients and caregivers education and resources including financial assistance in certain situations, consequently any actual out-of-pocket costs vary significantly with insurance.

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

Currently, the only other approved products for patients with PWS in the U.S. are forms of somatropin, which are approved only for growth failure due to PWS. There are no other approved products to address PWS-associated hyperphagia and behaviors, or for any other abnormalities associated with the disease. However, to our knowledge, there are a number of therapeutic products at various stages of clinical development for the treatment of PWS, including for hyperphagia, by Aardvark Therapeutics, Bright Minds Biosciences, Consynance, Harmony Biosciences, Neuren Pharmaceuticals, OT4B, Palobiofarma and Rhythm Pharmaceuticals.

We believe that our ability to successfully compete with these potentially competitive drug candidates will depend on, among other things:

•
the perceived efficacy and safety of VYKAT XR;
•
our ability to obtain product acceptance by physicians and other healthcare providers and secure coverage and adequate reimbursement for VYKAT XR;
•
our ability, and the ability of our collaborators, to manufacture and sell commercial quantities of VYKAT XR;
•
the timing and scope of regulatory approvals of VYKAT XR outside of the United States;
•
the skills of our employees and our ability to recruit and retain skilled employees;
•
protection of our intellectual property; and

•
the availability of substantial capital resources to fund commercialization activities.

We expect that our principal competition for VYKAT XR will include drugs currently in various stages of clinical development specifically for the treatment of PWS and hyperphagia, but may also include drugs approved for other indications, such as appetite suppression.

Manufacturing and Product Supply

We do not own or operate manufacturing or distribution facilities or resources for production and distribution of VYKAT XR. Instead, we have multiple contractual agreements in place with third-party organizations who, on our behalf, manufacture, store and distribute commercial supplies of VYKAT XR. We have selected well-established and reputable global contract manufacturing organizations (CMOs) for our active pharmaceutical ingredient (API) and drug product manufacturing, that have good regulatory standing, large manufacturing capacities, and multiple manufacturing sites within their business footprint. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our CMOs. Our quality department audits these suppliers on a periodic basis. Our commercial suppliers are subject to routine inspection by regulatory agencies. We work closely with our third-party manufacturers to ensure compliance with current good manufacturing practices (cGMP), and other stringent regulatory requirements enforced by the FDA and foreign regulatory agencies in other territories, as applicable.

We store API at third-party facilities in the United States, and provide appropriate amounts to third-party drug product CMOs in the United States who then manufacture, package and label our specified quantities of finished commercial VYKAT XR and clinical goods for our drug candidates. Our third-party CMOs also need to obtain materials such as reagents, excipients and components to manufacture our API and finished drug products. Within our supply chain, we have established safety stock amounts for both our API and drug product, and store those quantities in multiple locations. The quantities that we store are based on our business needs and take into account scenarios for demand, production lead times, potential supply interruptions and shelf life for our API and drug product. We believe that our current manufacturing network has the appropriate capacity to produce sufficient commercial quantities of VYKAT XR for the foreseeable future.

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

We utilize a third party logistics provider (3PL) with multiple locations to provide shipping and warehousing services for our commercial supply of VYKAT XR. We have also entered into a non-exclusive agreement with a specialty pharmacy who purchases and dispenses VYKAT XR to patients pursuant to prescriptions provided by health care providers.

Intellectual Property

DCCR Patent Portfolio

Our patent portfolio consists of issued U.S. patents and pending U.S. applications. The 20-year expiration dates of our issued U.S. patents are between 2026 to 2035. We also have issued patents in Europe, Canada, Japan, China, India, Israel, Hong Kong, Australia, Malaysia, Mexico, New Zealand, Singapore, Indonesia, Korea, and Eurasia. We are prosecuting numerous patent applications in major pharmaceutical markets around the world. Our portfolio covers various aspects of our core technologies including compositions, methods of manufacturing, pharmaceutical formulations, and methods of treating aspects of PWS and Smith-Magenis syndrome (SMS).

Government Regulation - Pharmaceuticals

Our operations and activities are subject to extensive regulation by government authorities in the U.S. and in other countries in which we elect to develop and/or commercialize our products. Our drug products and product candidates are subject to rigorous regulation. Federal and state statutes and regulations govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time-consuming.

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

FDA Approval Process

When we believe that the data from our clinical trials show an adequate level of safety and efficacy, we would intend to submit an application to market the drug for a particular use, an NDA with the FDA. The FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee is asked by the FDA to provide its perspective and make recommendations that are not binding, but are generally followed by the FDA. If the FDA determines that the compound is safe and effective for a particular use, it will approve the application, allowing the drug product to be marketed in the U.S. and sold for that use. It is not unusual, however, for the FDA to reject an application because it believes that the risks of the drug candidate outweigh the purported benefit or because it does not believe that the data submitted are reliable or conclusive. The FDA may also issue a Complete Response Letter (CRL), to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

Drugs that treat serious or life-threatening diseases and conditions that are not adequately addressed by existing drugs, and for which the development program is designed to address the unmet medical need, may be designated as fast track and/or breakthrough candidates by the FDA and may be eligible for accelerated review and priority approval.

Drugs that are developed for rare diseases (i.e., in the U.S., the disease or condition has a prevalence of less than 200,000 persons; in the E.U., the prevalence of the condition must be not more than 5 in 10,000) can be designated as “Orphan Drugs”. In the U.S., orphan-designated drugs are granted up to 7-year market exclusivity. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations. In the E.U., products granted orphan designation are subject to reduced fees for protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations, and annual fees, access to the centralized authorization procedure, and 10 years of market exclusivity.

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

Additional Government Regulations

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business, which may constrain the financial arrangements and relationships through which we conduct research, as well as sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other health care provider transparency laws and regulations. If our significant operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

Coverage and Reimbursement

Sales of any approved products depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a country-by-country and a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for drugs. In addition, the U.S. government, state legislatures, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

The United States government and other governments have shown significant interest in pursuing health care reform. Any government-adopted reform measures could adversely impact the pricing of health care products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. For example, the Patient Protection and Affordable Care Act (the ACA) which was enacted in the United States in 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in force in its current form.

Other legislative changes have been proposed and adopted since the ACA was enacted, including reductions of Medicare payments to providers through 2032. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive from the sale of products, which could have a material impact on our business. Under the Inflation Reduction Act of 2022 (IRA), among other things, the law requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. The impact of any future healthcare measures and agency rules, including those implemented by the current administration, on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has been recent heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which is likely to continue. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA has authorized the state of Florida to develop a drug importation program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, if approved, or additional pricing pressures.

Similar political, economic, and regulatory developments are occurring in the European Union (E.U.) and may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the E.U. or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the E.U., including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than E.U., law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most E.U. member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing E.U. and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

We could be subject to substantial penalties for violations of these laws, including denial of payment and refunds, suspension of payments from Medicare, Medicaid or other federal healthcare programs and exclusion from participation in the federal healthcare programs, as well as civil monetary and criminal penalties and imprisonment. One of these statutes, the False Claims Act, is a key enforcement tool used by the government to combat healthcare fraud. The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. Violations under the Anti-Kickback Statute, discussed further below, can implicate violations under the False Claims Act. Liability under the False Claims Act can result in treble damages and imposition of penalties. For example, civil penalties of up to $25,595 may be imposed per violation, adjusted each year for inflation, and each use of our product could potentially be part of a different claim submitted to the government. Separately, the HHS office of the Office of Inspector General, or OIG, can exclude providers found liable under the False Claims Act from participating in federally funded healthcare programs, including Medicare and Medicaid. The steep penalties that may be imposed under this statute may be disproportionate to the relatively small dollar amounts of the claims made by these providers for reimbursement. In addition, even the threat of being excluded from participation in federal healthcare programs can have significant financial consequences on a provider.

Numerous federal and state agencies enforce the antifraud and abuse laws. In addition, private insurers may also bring private actions. In some circumstances, private whistleblowers are authorized to bring fraud suits on behalf of the government against providers and are entitled to receive a portion of any final recovery.

Federal and State Anti-Kickback Laws and the Sunshine Act

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

Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010 (PPACA), which, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. Pursuant to the statutory amendment, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Sanctions for violations of the federal Anti-Kickback Statute may include imprisonment and other criminal penalties, civil monetary penalties and exclusion from participation in federal healthcare programs.

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

Drug manufacturers are also subject to the Physician Payment Sunshine Act, or the Open Payments Act, which was enacted as part of the Affordable Care Act, requires all applicable manufacturers that participate in Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the Department of Health and Human Services payments and other transfers of value made in the previous year by that entity, or by a third party as directed by that entity, to covered recipients, including physicians, certain non-physician healthcare professionals, and teaching hospitals, as defined by law, or to third parties on behalf of such covered recipients, as well as ownership and investment interests held by physicians and their immediate family members. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Sunshine Act and the information we disclose may lead to greater scrutiny. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering adopting similar laws requiring transparency of interactions with health care professionals.

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

Employees and Human Capital

As of December 31, 2025, we had 182 full-time employees. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Summary Risk Factor

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
we have limited commercialization history as a company and, until recently, have incurred significant losses since our inception;
•
we have just begun to generate product revenue and are dependent upon the success of VYKAT XR;
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

Risks related to our financial condition and capital requirements

We have limited commercialization history as a company and, until recently, have incurred significant losses since our inception.

We have historically been a clinical-stage company with no approved therapeutic products or revenues from the sale of therapeutic products. Following FDA approval on March 26, 2025, we have begun to commercialize our first product, VYKAT XR, to treat hyperphagia in patients four years and older who have Prader-Willi syndrome (PWS). Evaluating our performance, viability or future success will be more difficult than if we had a longer operating history or prior approved products for sale on the market. Following approval of VYKAT XR, we will continue to incur significant research and development, general and administrative expenses and will incur substantial commercial expenses related to our operations.

We expect that our immediate future financial results will depend primarily on our success in launching, selling and supporting our sole commercial product, VYKAT XR. This will require us to be successful in a range of activities, including manufacturing, marketing and selling VYKAT XR. We are only in the preliminary stages of some of these activities and may not succeed in the long-term. We may not be able to sustain growth or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and planned products, or continue our operations.

We have just begun to generate product revenue and are dependent upon the success of VYKAT XR.

To date, we have invested substantially all of our efforts and financial resources in the development and commercialization of VYKAT XR for the treatment of PWS, a rare complex genetic neurobehavioral/metabolic disease. We began to generate revenue from the commercialization of VYKAT XR in the three months ended June 30, 2025. Our ability to generate revenue from product sales from VYKAT XR depends on a number of additional factors, including our ability to:

•
build and maintain an infrastructure capable of supporting product sales, marketing, and distribution of VYKAT XR in the U.S. and territories where we pursue commercialization directly;
•
achieve market acceptance of VYKAT XR by patients, caregivers and the medical community;
•
maintain a continued acceptable safety and efficacy profile of VYKAT XR;
•
sustain a commercially viable price for VYKAT XR;
•
establish and maintain supply and manufacturing relationships with reliable third parties, and ensure adequate and legally compliant manufacturing to maintain that supply;
•
obtain coverage and adequate reimbursement from third-party payers, including government and private payers;
•
find suitable distribution partners to help us market, sell and distribute VYKAT XR in other markets;
•
complete and submit applications to, obtain regulatory approval from, and complete any post-marketing requirements of, foreign regulatory authorities;
•
establish, maintain and enforce our intellectual property rights, obtain and maintain regulatory exclusivity and avoid third-party patent interference, intellectual property challenges, including any potential challenges to our Orange Book patent listings in the U.S., or intellectual property infringement claims; and
•
attract, hire and retain qualified personnel.

Even if we are able to generate significant revenue from the sale of VYKAT XR, we may not be able to sustain profitability and may need to obtain additional funding to continue operations. If we are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or shut down our operations.

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
•
disruption of our business and diversion of our management’s time and attention in order to acquire and develop acquired products, product candidates or technologies;
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

We are in the early stages of commercializing VYKAT XR, our current sole novel therapeutic product, and accordingly, have just begun to generate revenue from operations during 2025. We had a net income of $20.9 million during the year ended December 31, 2025 and an accumulated deficit of $431.4 million at December 31, 2025 as a result of losses incurred prior to 2025.

Although we are currently cash flow positive, we may not be able to sustain profitability, and therefore we may need to raise additional capital, either through debt or equity financings to achieve our business plan objectives, including ongoing expenses related to scaling of a sales and marketing organization to support the launch of VYKAT XR and our ongoing regulatory activities necessary to obtain marketing approvals outside of the United

States. Our ability to obtain additional financing will depend on a number of factors, including, among others, the other risks described in this "Risk Factors" section. If any one of these risks are realized, we may not be able to obtain additional funding, in which case, our business could be jeopardized and we may not be able to continue our operations or pursue our strategic plans. If we are forced to scale down, limit or cease operations, our stockholders could lose all of their investment.

To the extent that we are unsuccessful raising sufficient capital, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds on unfavorable terms, through dilutive financings or entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders will experience further dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur debt, our fixed payment obligations, liabilities and leverage relative to our equity capitalization would increase, which could increase the cost of future capital. Further, the terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and any such debt could be secured by any or all of our assets pledged as collateral. Additionally, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of December 31, 2025, we had $50.0 million outstanding under our loan and security agreement with Oxford Financing LLC and its affiliates (collectively, Oxford). Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn. Following the amendment of our loan and security agreement in November 2025, the final three tranches of an aggregate of $100 million may be made available upon mutual consent with Oxford. As a result of a milestone achieved in 2025, the loan carries an interest-only period of 60 months and a total term of 72 months. Subject to certain conditions, the term loans accrue interest at a floating rate equal to (a) 1-month term SOFR plus (b) 5.50%. Our debt with Oxford is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The covenants in our loan agreement with Oxford, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

Risks related to the commercialization of VYKAT XR

VYKAT XR may fail to achieve the degree of market acceptance by physicians, patients, caregivers, healthcare payers and others in the medical community necessary for sustained commercial success.

VYKAT XR may fail to gain sufficient market acceptance by physicians, hospital administrators, patients, caregivers, healthcare payers and others in the medical community. The degree of market acceptance of VYKAT XR will depend on a number of factors, including the following:

•
the incidence and severity of any side effects;
•
its effectiveness and potential advantages compared to alternative treatments;

•
the price we charge for VYKAT XR;
•
our ability to educate the physician community;
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

If we are unable to build our sales, marketing, distribution, training and support functions or enter into agreements with third parties to perform these functions, we will not be able to effectively commercialize VYKAT XR and may not sustain profitability.

To achieve commercial success for VYKAT XR, we will need to establish and maintain a robust sales and marketing organization. We have built a targeted sales, marketing, training and support infrastructure to market VYKAT XR in the U.S. and to establish relationships with collaborations to market, distribute and support VYKAT XR outside of the U.S. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time-consuming and could impact any product launch. Additionally, commercialization of therapeutic products is subject to a variety of regulations regarding the manner in which potential customers may be engaged, the manner in which products may be lawfully advertised, and the claims that can be made for the benefits of the product, among other things. Our lack of experience with product launches may expose us to a higher than usual level of risk of non-compliance with these regulations, with consequences that may include fines, removal of our promotional materials from the market, or the removal of our approved products from the marketplace by regulatory authorities.

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

To generate demand for VYKAT XR, we will need to educate physicians and other health care professionals on the clinical utility and benefits that VYKAT XR provides through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we will need support of physicians, hospital administrators, patients, healthcare payers and others in the medical community that the clinical and economic utility of VYKAT XR justifies payment at adequate pricing levels. We will also need to continue to train physicians on how to appropriately on how to treat and monitor patients with VYKAT XR in accordance with its approved label, and may find that some physicians are unwilling or unable to dedicate the necessary time or resources to appropriately treat patients with VYKAT XR. We may need to hire additional commercial, scientific, technical and other personnel to support this process.

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

Any delays in identifying suitable collaborators and entering into agreements to develop or commercialize VYKAT XR could negatively impact the development or commercialization of VYKAT XR, particularly in geographic regions like Europe, where we have limited development and commercialization infrastructure. Absent a partner or collaborator, we would need to undertake development or commercialization activities at our own expense. If we elect to fund and undertake development and commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our products or bring them to market, and our business may be materially and adversely affected.

VYKAT XR may cause serious adverse events or side effects or have other properties that could limit the commercial desirability or result in significant negative consequences following commercialization.

Undesirable side effects caused by VYKAT XR could result in a number of potentially significant negative consequences could result, including:

•
patients and caregivers could discontinue use of VYKAT XR after starting treatment;
•
physicians may be reluctant to continue prescribing VYKAT XR if they have had a negative experience with a patient on VYKAT XR;
•
regulatory authorities may withdraw their approvals of VYKAT XR and we may be forced to recall VYKAT XR and suspend the marketing of VYKAT XR;
•
regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of VYKAT XR;
•
the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about VYKAT XR;
•
the FDA may require more intensive monitoring or the establishment of Risk Evaluation Mitigation Strategy or a comparable foreign regulatory authority may require a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;
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

Alternative product candidates are being developed by our competitors and we will likely face competition with respect to any planned products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. These companies may reduce prices for their competing drugs in an effort to gain or retain market share and undermine the value our products might otherwise be able to offer to payers. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

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

There has recently been increased activity in the development of drugs to treat the symptoms of PWS. We are aware of several other current or proposed clinical trials evaluating PWS therapies, including with glucagon-like peptide-1 (GLP-1) receptors in patients with PWS.

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

Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payers have attempted to control costs by limiting coverage, establish "most-favored-nation" policies, and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for any product that we commercialize in a particular geography and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize our products in specific geographies.

In the U.S., eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

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

If we fail to obtain regulatory approval for our products in the E.U. or other jurisdictions our business would be harmed.

We are required to obtain regulatory approval for each indication we are seeking before we can market and sell our products in a particular jurisdiction, for such indication. Our ability to obtain regulatory approval of our products depends on, among other things, successful completion of clinical trials by demonstrating efficacy with statistical significance and clinical meaning, and safety in humans. The results of our current and future clinical trials may not meet the European Medicines Agency (EMA) or other regulatory agencies’ requirements to approve our products for marketing under any specific indication, and these regulatory agencies may otherwise determine that our third parties’ manufacturing processes, validation, and/ or facilities are insufficient to support approval. As such, we may need to conduct more clinical trials than we currently anticipate or upgrade the manufacturing processes and facilities, which may require significant additional time and expense, and may delay or prevent approval. If we fail to obtain regulatory approval in a timely manner, our commercialization of our products outside of the United States would be delayed and our business would be harmed.

International expansion of our business will expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the U.S.

Our business strategy contemplates international expansion, including partnering with distributors, and introducing VYKAT XR and other planned products outside the U.S. In May 2025, we announced that our E.U. marketing authorization application (MAA) for diazoxide choline prolonged-release tablets (which we market in the U.S. as VYKAT XR) for the treatment of adults and children four years and older with PWS who have hyperphagia had been validated by the European Medicines Agency (EMA). We are currently in the process of addressing the EMA's written comments regarding our MAA and there is no guarantee that the EMA will approve our MAA. Even if we are successful in obtaining E.U. marketing authorization, the expansion of our commercial activities in the E.U. will increase our compliance costs and exposure to potential liabilities under E.U. laws. Additionally, doing business internationally involves a number of risks, including:

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

As of December 31, 2025, we had 182 employees, up from 92 and 33 full-time employees as of December 31, 2024 and December 31, 2023, respectively. We have experienced significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing, quality assurance, product development, regulatory affairs and drug development. To manage this growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, maintaining, motivating and integrating additional employees with the expertise and experience we will require;
•
managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•
managing additional relationships with various strategic partners, distributors, licensors, suppliers and other third parties;
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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The collective efforts of each of these persons, and others working with them as a team, are critical to us as we continue to develop our commercial, financial, business development and research and development functions. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not currently maintain “key person” life insurance on any of our employees.

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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404, which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Effective December 31, 2024, we no longer qualified as a smaller reporting company and the reduced compliance requirements to smaller reporting companies no longer apply to us. As such, our auditor was required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the year ended December 31, 2024. We must implement and maintain substantial internal control systems and procedures to satisfy the reporting requirements under the Securities Exchange Act of 1934. During our assessments, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, the cost and scope of remediation actions and their effect on our operations may be significant. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our common stock.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the implementation of the new revenue accounting standard, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

In the future we may identify material weaknesses, fail to remediate our current material weakness or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In the past, our management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level. While these material weaknesses have been remediated, if we discover additional weaknesses in our system of internal financial and accounting controls and procedures, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

In the United States, we rely on one specialty pharmacy to dispense VYKAT XR, deliver customer support, and provide us with related services, and our business could be harmed and we could be subject to liabilities if these services are performed inadequately or in a manner that does not comply with applicable laws and regulations.

Our VYKAT XR sales in the United States have initially been through a single specialty pharmacy and therefore our sales of VYKAT XR are highly dependent on the performance of this specialty pharmacy. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications which often require a high level of patient education and ongoing management. The use of a specialty pharmacy involves risks, including, but not limited to, risks that a specialty pharmacy:

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

We rely on third parties, such as contract research organizations, investigational product packaging, labeling and distribution, laboratories, medical institutions and clinical investigators and staff, to perform various functions for our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA and other regulatory agencies require us and third parties involved in the set-up, conduct, analysis and reporting of the clinical trials to comply with regulations and with standards, commonly referred to as good clinical practices (GCPs), to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Our clinical investigators are also required to comply with GCPs. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our planned products and will not be able to, or may be delayed in our efforts to, successfully commercialize our planned products.

Risks related to intellectual property

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. Patent and other intellectual property litigation is prevalent in our industry. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the U.S. Patent and Trademark Office (USPTO), as well as oppositions and similar processes in foreign jurisdictions. Our commercial success depends upon our ability and the ability of our distributors, contract manufacturers, and suppliers to manufacture, market, and sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure, the risk increases that our commercialization of VYKAT XR or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties or requests for inter partes review and post-grant review. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us and could require us to pay significant royalties and other fees.

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

Interference or derivation proceedings provoked by third parties or brought by the USPTO, or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We may become involved in proceedings, including oppositions, interferences, derivation proceedings, interparty reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of our products are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities in other countries, and these regulations differ from country to country. We are not permitted to market our planned products until we have received the requisite approval or clearance from the appropriate authorities. In March 2025, we announced that the FDA has approved VYKAT XR in the U.S. for the treatment of hyperphagia in adults and pediatric patients 4 years of age and older with PWS. In May 2025, we announced that our MAA for diazoxide choline prolonged-release tablets (which we market in the U.S. as VYKAT XR) for the treatment of adults and children four years and older with PWS who have hyperphagia had been validated by the EMA. We are currently in the process of addressing the EMA's written comments regarding our MAA and there is no guarantee that the EMA will approve our MAA.

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

Regulatory approval from the FDA, EMA or a comparable foreign regulatory authority is not guaranteed, and the approval process is expensive and may take several years. The FDA, EMA and comparable regulatory authorities also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval, EMA approval or approval from comparable regulatory authorities varies depending on the planned product, the disease or condition that the planned product is designed to address and the regulations applicable to any particular planned product. The FDA, EMA and comparable regulatory authorities can delay, limit or deny approval of a planned product for many reasons, including, but not limited to, the following:

•
a planned product may not be deemed safe or effective;
•
regulatory officials may not find the data from preclinical studies and clinical trials sufficient;
•
regulatory authorities might not approve our or our third-party manufacturer’s processes or facilities; or

•
regulatory authorities may change its approval policies or adopt new regulations.

If any current or planned products fail to demonstrate safety and effectiveness in clinical trials or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA or comparable foreign regulatory approval processes and are commercialized. The lengthy approval processes as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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
•
regulatory authorities may disagree with our statistical analysis plans;
•
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
•
we may be unable to demonstrate to regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•
changes in priorities, reduction in staffing, large staff turnover or inadequate funding for the regulatory authorities could hinder those agencies from performing normal business functions and increase the time necessary for regulatory submissions to be reviewed and approved, or decrease the likelihood of an approval;
•
regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or resulting in delays in our regulatory approval.

In addition, even if we obtain approval of a product candidate, regulatory authorities may approve a product candidate for fewer or more limited indications than we initially request, or may impose significant limitations in the form of narrow indications, warnings, contraindications, or risk evaluation mitigation measures. Regulatory authorities may not approve the price we intend to charge for a product candidate, may grant approval contingent on the performance of costly post-marketing clinical trials or other post-marketing studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of a product candidate. Any of the foregoing scenarios could seriously harm our business.

Further, under the current administration and new leadership at the U.S. Department of Health and Human Services (HHS) and the FDA, executive orders and layoffs due to the reduction in force initiative, government shutdowns and other measures implemented by the U.S. government may impact the normal operations of the FDA as well as other federal agencies. The FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program and obtain faster approvals, our competitive position may be harmed. Further, the FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage. It is unclear how our industry and our clinical programs and operations will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent new policies and other agency changes lead to disruptions in the FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

For example, drugs that are developed for rare diseases can be designated as Orphan Drugs. In the U.S., the disease or condition has an incidence of less than 200,000 persons and in the E.U. the prevalence of the condition must be not more than 5 in 10,000 persons. In the U.S., orphan-designated drugs are granted up to 7-year market exclusivity. In the E.U., products granted orphan designation are subject to reduced fees for protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations, and annual fees, and potentially benefit from 10 years of market exclusivity (which period of market exclusivity may be extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan), during which time the EMA is generally precluded from approving a MAA for a similar medicinal product. Applicants must first satisfy the orphan designation criteria and apply for orphan designation before making the application for marketing authorization. The applicant must then successfully maintain the orphan designation at the time of the MAA in order to qualify for 10 years of orphan market exclusivity. It is important to note that the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at the E.U. level. The protection currently afforded in the E.U. could be reduced in the future.

While the Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021) decision created uncertainty in the application of the orphan drug exclusivity, on January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order - that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.

Further, orphan exclusivity in the U.S. and other jurisdictions may be lost if the FDA or comparable foreign regulatory authorities later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In the U.S. and other jurisdictions, orphan drug exclusivity may not effectively protect an approved product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, regulatory authorities can subsequently approve the same drug with the same active moiety for the same condition if the applicable regulatory authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity.

Failure to obtain marketing approvals in foreign jurisdictions will prevent us from marketing our products internationally.

We may seek distribution and marketing partners for our current products outside the U.S. and may market planned products in international markets. In May 2025, we announced that our MAA for diazoxide choline prolonged-release tablets (which we market in the U.S. as VYKAT XR) for the treatment of adults and children four years and older with PWS who have hyperphagia had been validated by the EMA. We are currently in the process of addressing the EMA's written comments regarding our MAA and there is no guarantee that the EMA will approve our MAA. If we obtain E.U. marketing authorization, the expansion of our commercial activities in the E.U. will increase our compliance costs and exposure to potential liabilities under E.U. laws.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the American Taxpayer Relief Act of 2012 (ATRA), among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare reductions went into effect, which will remain in effect through 2032, unless Congress takes further action. We cannot predict how any additional legislative changes or changes in presidential administrations will affect our business.

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
•
the availability of capital.

There has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the U.S., or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, the ability to set adequate pricing for new drugs to recover R&D costs, and the ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. Such cost containment policies and executive orders could substantially and negatively impact the prices we may charge for any approved products, which could harm our valuation, ability to generate revenue and sustain profitability. In addition, the One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the United States healthcare system in various ways, including budget cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBBA also expanded exemptions for orphan designated drugs for Medicare drug price negotiations, which is expected to incentivize development of orphan designated drugs or increase competition for drug development in orphan diseases or conditions. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, the resulting changes may increase the cost and complexity of completing clinical development of and launching any product candidates for which we may receive regulatory approval or increase our competition in the marketplace, any of which could adversely affect our business and prospects. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. To the extent changes lead to disruptions in federal agencies, greater uncertainty in the industry, or impose more constraints on drug pricing, such as the introduction of the most-favored nation pricing or international reference pricing, our business may be materially impacted. The implementation of cost containment measures or other healthcare reforms may negatively impact the valuation of our company or prevent us from being able to generate revenue, sustain profitability, or commercialize our product candidates if approved.

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

If we fail to comply with U.S. healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not, and will not, control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain U.S. federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

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

Our stock price has been and is likely to continue to be volatile. Since the approval of VYKAT XR in March 2025, our stock price has closed as high as $88.49 and as low as $37.24. The stock market in general, and the market for biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the following:

•
our ability to successfully commercialize and sustain profitability from sales of VYKAT XR;
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
•
our ability to obtain regulatory approvals in foreign jurisdictions;
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

Our ability to utilize our federal net operating loss, carryforwards and federal tax credit will be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). The Company has completed a Section 382 analysis from January 1, 2024 through June 30, 2025 and determined that a change in ownership has occurred on June 30, 2024. As a result, the net operating loss carryforwards and tax credit carryforwards may be subject to annual limitations before being applied to reduce future income tax liabilities. For years ended after June 30, 2025, the utilization of net operating losses and tax credit carryforwards are subject to further limitation in the event an additional ownership change were to occur for tax purposes. In addition, we raised capital in May 2024 and July 2025 that may further limit our ability to utilize our net operating losses and other tax attributes to offset taxable income. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability to us.

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

There has recently been a concerted effort by an activist short seller to spread negative information about us and VYKAT XR in order to gain a market advantage. Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller's interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

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

Our company policies may require us to pay severance benefits to our executive officers who are terminated in connection with a change in control of us, which could harm our financial condition or results.

We have implemented policies with change in control and severance provisions providing for aggregate cash payments for severance and other benefits to our executive officers and acceleration of equity vesting in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

While the potential economic impact brought by the hostilities around the world are difficult to assess or predict, these conditions have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our customers’ budgets or cause delays in their payments to us. Additionally, inflation and surging oil and gas prices could increase our costs of production. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our ability to raise capital, business, results of operations and financial condition.

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
•
Sensitivity labeling and data loss prevention controls: These controls enable the identification and labeling of confidential and highly sensitive data, including intellectual property, clinical trial data, regulatory submissions, financial information, and protected health information. These controls also support our responsible AI adoption strategy by limiting exposure of highly sensitive information in generative AI tools and enforcing identity-based and policy-driven safeguards around the use of such data.
•
Incident Response and Recovery Planning: We are establishing incident response, business continuity, and disaster recovery plans designed to address our response to a cybersecurity incident. These plans include defined escalation pathways, containment and remediation procedures, and recovery testing for critical business systems and data.
•
Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems. Our approach includes security reviews, contractual safeguards, and monitoring controls designed to manage third-party access to sensitive data and systems.
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

Our cybersecurity risk assessment and management processes are implemented and maintained by various members of our management team, IT department and other employees, including but not limited to the individuals on our cybersecurity incident management team, which includes individuals who have a diverse combination of relevant expertise, experience, education and training, with representation from our IT, finance, legal, human resources, among others. Our team includes individuals with relevant experience in enterprise risk management and disclosure controls and procedures. Additionally, certain members of our IT department have experience managing cybersecurity programs and are specifically assigned cybersecurity oversight. Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including in some cases to our executive team. Our cybersecurity incident management team, and other individuals as needed, work to help us mitigate and remediate cybersecurity incidents of which we are notified. We are also implementing governance measures related to emerging technologies, including artificial intelligence, to ensure appropriate oversight, responsible usage, and protection of sensitive information.

ITEM 2. PROPERTIES

Facilities

Our principal facilities primarily consist of one office space in Redwood City, California. We currently occupy 18,026 square feet of office space under a non-cancelable operating lease that expires in August 2029. On November 25, 2025, we executed an amendment to our operating lease which gives us access to another 17,779 square feet of office space, but we had not yet taken possession of such space as of December 31, 2025. We also lease a small office space in Dublin, Ireland that houses our European operations that expires in October 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The Nasdaq Capital Market under the symbol “SLNO”. Our March 2022 common warrants and October 2023 pre-funded warrants are not traded on a national securities exchange.

As of February 19, 2026, there were 31 shareholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 31, 2020, through December 31, 2025 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.), and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Soleno Therapeutics, Inc.	100.00	21.24	6.84	139.04	155.28	159.94
NASDAQ Composite Index	100.00	121.39	81.21	116.47	149.83	180.33
NASDAQ Biotechnology Index	100.00	99.37	88.53	91.84	90.58	119.92

Unregistered Sales of Equity Securities and Use of Proceeds

N/A.

Purchases of Equity Securities by the Issuer

On November 10, 2025, we entered into a confirmation and a supplemental confirmation (together, the “ASR Agreement”) of an accelerated share repurchase transaction with Jefferies LLC ("Jefferies”). Under the terms of the ASR Agreement, we prepaid the $100.0 million purchase price to Jefferies and received an aggregate initial share delivery of 1,511,553 shares of our common stock in November 2025, with the remaining shares of common stock, if any, to be delivered by the end of our first fiscal quarter of 2026.

The following table summarizes the stock repurchase activity for the three months ended December 31, 2025:

	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2025 - October 31, 2025	—	$—		—	$—
November 1, 2025 - November 30, 2025	1,511,553(1)	$46.00	(2)	1,511,553	$—	(3)
December 1, 2025 - December 31, 2025	—	$-		—	$—

(1) The specific number of shares of our common Stock that we ultimately repurchased under the ASR Agreement was determined based on the volume-weighted average price of our common stock during the term of the transaction, less an agreed discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Upon final settlement in January 2026, Jefferies was required to deliver an aggregate of 662,497 additional shares of our common stock to us.

(2) Based upon our aggregate repurchase of 2,174,050 shares of our common stock pursuant to the ASR Agreement, we paid an average of $46.00 per share.

(3) The transactions contemplated by the ASR Agreement are now complete and the company did not make any payments beyond the initial $100 million prepayment.

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

Financial overview

Summary

Following FDA approval of VYKAT XR in March 2025, we began to generate revenue during the three months ended June 30, 2025. We became profitable during the three months ended September 30, 2025 and ended the year with a net income of $20.1 million. Our ability to sustain operating profitability is dependent upon continued successful commercialization of VYKAT XR. As of December 31, 2025, we had an accumulated deficit of $431.4 million and we had cash and cash equivalents of $70.1 million and marketable securities of $436.0 million.

Product Revenue, Net

We began commercial marketing and sales and recognizing revenue during the three months ended June 30, 2025. The transaction price that we recognize as revenue for VYKAT XR sales includes an estimate of variable consideration, which includes rebates, discounts, returns, and copay assistance that are offered within our contract with our specialty pharmacy distribution partner. For additional information, refer to Note 3 of our audited financial statements contained herein.

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

Research and development expenses

Research and development expenses are charged to operations as incurred and consist primarily of salaries, benefits, bonus, stock-based compensation, consultant fees, certain facility costs and other costs associated with clinical trials and certain manufacture costs associated with our drug product that are not included in cost of goods sold. Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are expensed to research and development costs when incurred. These expenses will vary with the cadence and success of our drug candidates progressing from clinical to commercial stage.

Selling, general and administrative expenses

Selling, general and administrative expenses consist principally of salaries and benefits, stock-based compensation expense, professional fees for legal, consulting, audit and tax services, insurance, rent, commercial activities such as disease state education, analytics, other marketing costs, medical affair and patient advocacy costs, and other general operating expenses not otherwise included in research and development. We anticipate selling, general and administrative expenses will increase in future periods, reflecting an expanding infrastructure, an increase in commercial activities and other administrative expenses, and increased professional fees associated with being a public reporting company.

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in the fair value of the additional consideration that we expect to pay to the former Essentialis stockholders in accordance with the terms of our 2017 merger agreement with Essentialis based on our assessment of the expected likelihood of achieving two commercial sales milestones of $100 million in revenue and $200 million in revenue related to VYKAT XR in future years.

Other income (expense), net

Other income (expense), net is comprised of interest income, interest expense from our loan and security agreement with Oxford, and the change in the fair value of the 2018 PIPE common stock warrant liabilities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates made by management include valuation of marketable securities, stock-based compensation, valuation of contingent liabilities for the purchase price of assets obtained through acquisition, provisions for sales rebates, returns and other incentives, valuation of financial instruments, and income taxes. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 3 to our audited financial statements contained herein.

Revenue Recognition

After FDA approval of VYKAT XR in March 2025, we began commercial marketing and made our first product sales during the three months ended June 30, 2025. ASC Topic 606, Revenue from Contracts with Customers, requires us to make estimates of variable consideration included in contracts with customers, to be included in the transaction price. The transaction price that is recognized as revenue for products upon delivery and transfer of title to the customer includes an estimate of variable consideration for reserves which result from rebates, discounts, returns, and co-pay assistance that are offered within the contract between us and our customer.

Government rebates: We are subject to discount obligations under several government programs, including Medicaid programs, Medicare and TRICARE in the United States. We estimate these rebates based upon a range of possible outcomes that are weighted for the estimated payer mix. These reserves are recorded in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our consolidated balance sheets. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Trade discounts and allowances: We provide discounts on VYKAT XR sales to our customer for prompt payment. This discount is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we receive and pay for various distribution services from our customer in the distribution channel.

Product returns: Our customer has limited return rights related to unexpected instances in which the product is found to be damaged or defective. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability in the period in which the related product revenue is recognized. Based on the distribution model for VYKAT XR, we believe there will be minimal returns as such returns have not been material to date.

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

Variable consideration is estimated and reduces the transaction price to reflect our best estimate of the amount of consideration to which we are entitled based on the terms of the contract and are recorded in the same period the related product revenue is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates in the period these variances become known.

Marketable Securities

We classify our marketable securities as available-for-sale and record such assets at estimated fair value in the balance sheets, with unrealized gains and non-credit related losses that are determined to be temporary, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive income (loss) and as a separate component of stockholders’ equity. We classify marketable securities with remaining maturities greater than three months but less than one year as marketable securities, and those with remaining maturities greater than one year are classified as long-term marketable securities. Realized gains and losses are calculated using the specific identification method and recorded as interest income. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by our policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the years ended December 31, 2025 and 2024, we did not recognize any credit losses related to our available-for-sale debt securities. Further, as of December 31, 2025 and 2024, we did not record an allowance for credit losses related to our available-for-sale debt securities. During 2023, we did not hold any marketable securities.

Stock-based compensation expense

Stock-based compensation expense related to stock options and restricted stock units granted to employees, directors and consultants are measured at the date of grant based on the estimated fair value of the award. For restricted stock units, this fair value is based on our common stock price on the grant date. We estimate the grant date fair value of stock options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period for service-based awards. For performance-based awards the requisite service period is the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to estimate the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net income (loss) and net income (loss) per share of common stock could have been significantly different. These assumptions include:

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

Contingent consideration

Contingent consideration elements of a business combination are recorded in accordance with ASC 805 which provides that, when contingent consideration terms provide for future payment obligations, the obligation is measured at its fair value on the acquisition date, and the subsequent increase or decrease of the value of the estimated amounts of contingent consideration to be paid is be recognized as expense or income, respectively, in the consolidated statements of operations and comprehensive income (loss).

Our agreement to pay the former Essentialis stockholders for achieving certain commercial milestones resulted in the recognition of contingent consideration, which was recorded at the inception of the transaction, and subsequent changes to estimate the amount of contingent consideration to be paid is recognized as expenses or income in the consolidated statements of operations and comprehensive income (loss). The fair value of the contingent consideration is based on our analysis of the likelihood of the drug indication being approved by the FDA and then reaching the cumulative revenue milestones.

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

We classified the 2018 PIPE Warrants at their fair value and re-measured them at each balance sheet date until they were exercised or expired. Any changes in the fair value were recognized as Other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The 2018 PIPE Warrants expired in December 2023.

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

In addition, the use of net operating loss and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code in certain situations where changes occur in the stock ownership of a company. In the event that we have had a change in ownership, utilization of the carryforwards could be restricted. For more information, see the section titled “Our ability to use our net operating loss carry forwards and certain other tax attributes will be limited.” at Part 1, Item 1A of this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024 (in thousands)

	Years Ended December 31,		Increase (decrease)
	2025	2024	Amount	Percentage
Product revenue, net	$190,405	$-	$190,405	100%

Operating expenses
Cost of goods sold	2,700	-	2,700	100%
Research and development	40,627	78,568	(37,941)	(48%)
Selling, general and administrative	132,128	105,861	26,267	25%
Change in fair value of contingent consideration	5,536	3,242	2,294	71%
Total operating expenses	180,991	187,671	(6,680)	(4%)
Operating income (loss)	9,414	(187,671)	197,085	(105%)
Other income (expense), net
Interest income, net	16,952	12,052	4,900	41%
Interest expense	(5,476)	(231)	(5,245)	2271%
Total other income (expense), net	11,476	11,821	(345)	(3%)
Net income (loss)	$20,890	$(175,850)	$196,740	(112%)

Revenue

Product revenue, net was $190.4 million for the year ended December 31, 2025, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the year ended December 31, 2024.

Research and development expenses

Research and development expenses were $40.6 million for the year ended December 31, 2025, which includes $11.7 million of non-cash stock-based compensation expense, a decrease of $38.0 million from $78.6 million in 2024, which included $33.7 million of non-cash stock-based compensation. Pre-commercial launch research and development costs in support of our 2024 NDA submission, supply chain activities, and clinical activities decreased $7.5 million, $6.0 million, and $3.8 million, respectively, in 2025. The reduction in costs was offset by the Company incurring an additional $1.4 million of expense towards our MAA submission in Europe, which was submitted in the second quarter of 2025. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of our regulatory filings and research activities.

Selling, general and administrative expenses

Selling, general and administrative expenses were $132.1 million for the year ended December 31, 2025, which includes $34.1 million of non-cash stock-based compensation, an increase of $26.2 million from $105.9 million in 2024, which included $66.2 million of non-cash stock-based compensation. Personnel costs including hiring expense and other associated headcount costs increased $31.3 million as we have hired additional employees in support of our commercial launch and increased business activities. New program costs associated with commercial launch activities, including disease state education, analytics, other marketing programs, medical affairs and patient advocacy activities, increased $23.4 million. Costs for international expansion increased $3.5 million. Selling, general and administrative expenses are anticipated to increase as we continue commercialization of VYKAT XR.

Change in fair value of contingent consideration

We are obligated to make cash payments of up to a maximum of $21.2 million to the former Essentialis stockholders upon the achievement of certain future commercial milestones associated with the sales of VYKAT XR in accordance with the terms of our 2017 merger agreement with Essentialis. The fair value of the liability for the contingent consideration payable by us achieving two commercial sales milestones of $100 million and $200 million in revenue, respectively, in future years was estimated to be $20.3 million as of December 31, 2025, a $5.5 million increase from the estimate as of December 31, 2024, primarily due to the approval of our NDA for VYKAT XR by the FDA in March 2025 and recording product revenue from sales of VYKAT XR following the approval. The first commercial milestone was achieved in the fourth quarter of 2025 and $7.0 million will be paid in the first quarter of 2026.

Other income (expense), net

We had other income (expense), net of $11.5 million, a decrease of $0.3 million from $11.8 million in 2024. The decrease was primarily due to interest expense associated with the long-term debt, partially offset by an increase in interest income driven by higher cash and cash equivalents and marketable securities during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2024 and 2023 (in thousands)

	Years Ended December 31,		Increase (decrease)
	2024	2023	Amount	Percentage
Product revenue, net	$-	$-	$-	0%

Operating expenses
Research and development	78,568	25,189	53,379	212%
General and administrative	105,861	13,481	92,380	685%
Change in fair value of contingent consideration	3,242	2,714	528	19%
Total operating expenses	187,671	41,384	146,287	353%
Operating loss	(187,671)	(41,384)	(146,287)	353%
Other income (expense), net
Change in fair value of warrant liabilities	-	(182)	182	100%
Interest income, net	12,052	2,578	9,474	367%
Interest expense	(231)	-	(231)	(100%)
Total other income (expense), net	11,821	2,396	9,425	393%
Net loss	$(175,850)	$(38,988)	$(136,862)	351%

Revenue

We had not commenced commercialization of VYKAT XR, our current sole novel therapeutic drug candidate, and accordingly, through December 31, 2024, had generated no revenue.

Research and development expenses

Research and development expenses were $78.6 million for the year ended December 31, 2024, which includes $33.7 million of non-cash stock-based compensation expense, an increase of $53.4 million from $25.2 million in 2023, which included $2.4 million of non-cash stock-based compensation. Personnel and associated headcount costs increased $6.4 million as we hired additional employees in support of our research and development and potential commercialization activities. Costs in support of our NDA submission increased $9.0 million and supply chain and related activities increased $6.5 million in preparation for commercial launch. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of an NDA and preparation for commercial launch. The $31.3 million of additional non-cash stock-based compensation being recognized in the period is predominantly due to performance-based RSU grants which partially vested upon the acceptance by the FDA of the NDA submission in 2024 and fully vested upon the approval of our NDA by the FDA in March 2025.

General and administrative expenses

General and administrative expenses were $105.9 million for the year ended December 31, 2024, which includes $66.2 million of non-cash stock-based compensation, an increase of $92.4 million from $13.5 million in 2023, which included $3.5 million of non-cash stock-based compensation. Personnel costs including hiring expense and other associated headcount costs increased $10.7 million as we have hired additional employees in preparation for commercial launch and in support of our increased business activities. New program costs associated with preparation for commercial launch, including disease state education, analytics, other marketing programs, medical affairs and patient advocacy activities, totaled $15.8 million and professional services and consulting costs increased $2.9 million. The $62.7 million of additional non-cash stock-based compensation being recognized in the period is predominantly due to performance-based RSU grants which partially vested upon acceptance by the FDA of the NDA submission in 2024 and fully vested upon approval of our NDA by the FDA in March 2025.

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

Liquidity and Capital Resources

We had net income of $20.9 million, generated $46.8 million of net cash provided by operating activities during 2025 and had an accumulated deficit of $431.4 million at December 31, 2025 as a result of losses incurred prior to 2025. We had $70.1 million in cash and cash equivalents, $436.0 million of marketable securities and $294.5 million of working capital on December 31, 2025. We had a lease obligation totaling $2.7 million to be paid through August 2029, consisting of one operating lease for office space in Redwood City, California.

As of December 31, 2025, we had $50.0 million outstanding under our loan and security agreement with Oxford. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn down. Following the amendment of our loan and security agreement in November 2025, the final three tranches of an aggregate of $100 million may be made available upon mutual consent with Oxford. As a result of a milestone achieved in 2025, the loan carries an interest-only period of 60 months and a total term of 72 months. The term loans accrue interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$46,798	$(69,096)	$(24,940)
Net cash used in investing activities	(201,781)	(225,682)	-
Net cash provided by financing activities	137,161	213,025	180,019
Net increase (decrease) in cash and cash equivalents	$(17,822)	$(81,753)	$155,079

Cash provided by (used in) operating activities

During 2025, operating activities provided net cash of $46.8 million, which was primarily due to net income of $20.9 million which included $45.8 million of stock-based compensation expense, $2.0 million of depreciation and amortization, $0.6 million of non-cash lease expense, non-cash expense of $5.5 million for the change in fair value of contingent consideration, and $3.5 million added back for accretion of premium/discount on marketable securities. Additionally, there was a $24.6 million net increase in cash used during 2025 due to changes in operating assets and liabilities.

During 2024, operating activities used net cash of $69.1 million, which was primarily due to the loss of $175.9 million which included $100.0 million of stock-based compensation expense, $2.0 million of depreciation and amortization, $0.4 million of non-cash lease expense, non-cash expense of $3.2 million for the change in fair value of contingent consideration, and $4.9 million added back for accretion of premium/discount on marketable securities. Additionally, there was a $6.1 million net decrease in cash used during 2024 due to changes in operating assets and liabilities.

Cash used in investing activities

During 2025, we used $455.8 million for purchases of marketable securities and $0.1 million for purchases of property and equipment. We received proceeds of $254.1 million from maturities of marketable securities.

During 2024, we used $356.5 million for purchases of marketable securities and $0.2 million for purchases of property and equipment. We received proceeds of $131.0 million from maturities of marketable securities.

Cash provided by financing activities

During 2025, we received $215.7 million from the sale of common stock, net of issuance costs, $5.2 million from the exercise of common stock warrants, and $17.2 million from the exercise of stock options. We paid $100.1 million for repurchase of common stock including costs, $0.7 million of tax withholding for net share-settled equity awards, and $0.1 million of debt issuance costs.

During 2024, we received $149.0 million from the sale of common stock, net of issuance costs, $49.9 million from issuance of debt, net of issuance costs, and $12.9 million from the exercise of common stock and pre-funded stock warrants. We also received $1.3 million from the exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Guidance Update

Recently Issued Accounting Guidance

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by us as of the specified effective date. Refer to Note 3 in Part II, Item 8 of this Annual Report on Form 10-K regarding the effect of recently adopted and issued accounting pronouncements on our financial statements.

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

As of December 31, 2025, we had unrestricted cash and cash equivalents totaling $70.1 million and $436.0 million of marketable securities held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Soleno Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Soleno Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Soleno Therapeutics, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in internal control - integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 25, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Initial Implementation of ASC 606 for Revenue Recognition

Description of the Matter

As described in Note 3, the Company implemented ASC 606, Revenue from Contracts with Customers, related to the launch of its first commercial product offering. The implementation of ASC 606 involved significant judgment in evaluating the Company’s revenue arrangements, identifying distinct performance obligations, determining the appropriate timing of revenue recognition, estimating variable consideration, and assessing disclosures in accordance with ASC 606. The implementation of the standard required the Company to update its systems, processes, and internal controls to comply with the newly applicable guidance.

How We Addressed the Matter in Our Audit

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•
Reviewing management’s adoption and application of the new accounting policy, including changes to systems and internal controls.
•
Evaluating management’s process for identifying and assessing revenue contracts and performance obligations.
•
Assessing management’s estimates of variable consideration, including rebates, discounts, and returns, and evaluating constraints applied to variable consideration.
•
Evaluating the adequacy and completeness of the Company’s ASC 606 disclosures in the financial statements.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2014 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

San Francisco, CA

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Soleno Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Soleno Therapeutics, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2014 to 2025.

San Francisco, CA

February 28, 2025

Soleno Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$70,106	$87,928
Marketable securities	235,366	203,509
Accounts receivable, net	28,208	—
Inventory, net	15,024	—
Prepaid expenses and other current assets	7,110	2,452
Total current assets	355,814	293,889
Long-term assets
Property and equipment, net	185	186
Operating lease right-of-use assets	2,191	2,798
Intangible assets, net	4,861	6,805
Long-term marketable securities	200,616	27,211
Other long-term assets	163	83
Total assets	$563,830	$330,972
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,435	$8,882
Accrued compensation	9,677	4,776
Operating lease liabilities	726	526
Contingent liability for Essentialis purchase price	20,327	—
Other current liabilities	18,198	4,563
Total current liabilities	61,363	18,747
Long-term liabilities
Contingent liability for Essentialis purchase price	—	14,791
Long-term debt, net	49,863	49,828
Long-term lease liabilities	1,964	2,472
Other long-term liabilities	525	21
Total liabilities	113,715	85,859
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,286,881 and 45,703,811 shares issued and outstanding at December 31, 2025 and 2024, respectively	52	46
Additional paid-in-capital	881,018	696,966
Accumulated other comprehensive income	415	361
Accumulated deficit	(431,370)	(452,260)
Total stockholders’ equity	450,115	245,113
Total liabilities and stockholders’ equity	$563,830	$330,972

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Product revenue, net	$190,405	$-	$-

Operating expenses
Cost of goods sold	2,700	-	-
Research and development	40,627	78,568	25,189
Selling, general and administrative	132,128	105,861	13,481
Change in fair value of contingent consideration	5,536	3,242	2,714
Total operating expenses	180,991	187,671	41,384
Operating income (loss)	9,414	(187,671)	(41,384)
Other income (expense), net
Change in fair value of warrant liabilities	—	—	(182)
Interest income, net	16,952	12,052	2,578
Interest expense	(5,476)	(231)	—
Total other income (expense), net	11,476	11,821	2,396
Net income (loss)	$20,890	$(175,850)	$(38,988)

Other comprehensive income (loss)
Net unrealized gain on marketable securities	37	361	—
Foreign currency translation adjustment	17	—	—
Total comprehensive income (loss)	$20,944	$(175,489)	$(38,988)

Net income (loss)	20,890	(175,850)	(38,988)
Less: Undistributed earnings attributable to participating securities	(415)	—	—
Net income (loss) attributable to common stockholders - basic and diluted	$20,475	$(175,850)	$(38,988)

Net income (loss) per share - basic	$0.40	$(4.38)	$(2.36)
Net income (loss) per share - diluted	$0.39	$(4.38)	$(2.36)

Weighted-average common shares outstanding - basic	50,817,586	40,175,926	16,492,132
Weighted-average common shares outstanding - diluted	52,384,886	40,175,926	16,492,132

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	8,159,382	$8	$247,762	$—	$(237,422)	$10,348
Stock-based compensation	—	—	5,809	—	—	5,809
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	510,241	1	482	—	—	483
Tax withholding payments for net share-settled equity awards	(128)	—	—	—	—	—
Sale of common stock and issuance of common stock warrants and pre-funded common stock warrants, net of issuance costs of $8,449	7,047,397	6	137,851	—	—	137,857
Exercise of common stock warrants	15,961,267	17	41,981	—	—	41,998
Net loss	-	—	—	—	(38,988)	(38,988)
Balances at December 31, 2023	31,678,159	$32	$433,885	$—	$(276,410)	$157,507
Stock-based compensation	—	—	99,958	—	—	99,958
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,125,054	1	1,315	—	—	1,316
Sale of common stock, net of issuance costs of $9,746	3,450,000	4	148,951	—	—	148,955
Exercise of common stock warrants and pre-funded common stock warrants	9,450,598	9	12,857	—	—	12,866
Net unrealized gain on marketable securities	—	—	—	361	—	361
Net loss	—	—	—		(175,850)	(175,850)
Balances at December 31, 2024	45,703,811	$46	$696,966	$361	$(452,260)	$245,113
Stock-based compensation	—	—	46,839	—	—	46,839
Sales of common stock, net of issuance costs of $14,300	2,705,882	3	215,718	—	—	215,721
Repurchase of common stock	(1,511,553)	(2)	(100,148)	—	—	(100,150)
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	2,166,501	2	17,200			17,202
Tax withholding payments for net share-settled equity awards	(14,608)	—	(741)	—	—	(741)
Exercise of common stock warrants	3,236,848	3	5,184	—	—	5,187
Net unrealized gain on marketable securities	—	—	—	37	—	37
Foreign currency translation adjustment	—	—	—	17	—	17
Net income	—	—	—		20,890	20,890
Balances at December 31, 2025	52,286,881	$52	$881,018	$415	$(431,370)	$450,115

See accompanying notes to consolidated financial statements

Soleno Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$20,890	$(175,850)	$(38,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,017	1,987	1,958
Accretion of premium/discount on marketable securities	(3,517)	(4,895)	—
Non-cash lease expense	607	444	321
Amortization of debt issuance costs	35	—	—
Stock-based compensation expense	45,846	99,958	5,945
Change in fair value of stock warrants	—	—	182
Change in fair value of contingent consideration	5,536	3,242	2,714
Other non-cash reconciling items	17	—	—
Change in operating assets and liabilities:
Accounts receivable	(28,208)	—	—
Inventory	(14,031)	—	—
Prepaid expenses, other current assets and other assets	(4,738)	(750)	(837)
Accounts payable	3,612	5,672	1,372
Accrued compensation	4,901	1,641	1,460
Operating lease liabilities	(308)	(183)	(309)
Other liabilities	14,139	(362)	1,242
Net cash provided by (used in) operating activities	46,798	(69,096)	(24,940)
Cash flows from investing activities:
Purchases of property and equipment	(73)	(218)	—
Purchases of marketable securities	(455,776)	(356,464)	—
Maturities of marketable securities	254,068	131,000	—
Net cash used in investing activities	(201,781)	(225,682)	—
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	49,888	—
Payment of debt issuance costs	(62)	—	—
Proceeds from the sale of common stock, net of issuance costs	215,721	148,955	—
Proceeds from the sale of common stock, common stock warrants and pre-funded stock warrants, net of issuance costs	—	—	137,857
Payment for repurchase of common stock	(100,146)	—	—
Proceeds from exercise of common stock and pre-funded stock warrants	5,187	12,866	41,815
Proceeds from exercise of stock options	17,202	1,316	347
Tax withholding payments for net share-settled equity awards	(741)	—	—
Net cash provided by financing activities	137,161	213,025	180,019
Net increase (decrease) in cash and cash equivalents	(17,822)	(81,753)	155,079
Cash and cash equivalents, beginning of period	87,928	169,681	14,602
Cash and cash equivalents, end of period	$70,106	$87,928	$169,681

Supplemental disclosure of non-cash operating and financing information
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$2,835	$597
Cash paid for interest	$4,534	$209	$—
Common stock repurchase costs included in accounts payable	$4	$—	$—
Non-cash exercise of 2018 PIPE Warrants	$—	$—	$183
Purchases of property and equipment included in accounts payable	$—	$1	$—
Debt issuance costs included in accounts payable	$—	$62	$—

See accompanying notes to consolidated financial statements.

Soleno Therapeutics, Inc.

December 31, 2025

Notes to Consolidated Financial Statements

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is a biopharmaceutical company developing novel therapeutics for the treatment of rare diseases. On March 26, 2025, the Company announced that its lead product candidate, VYKATTM XR (diazoxide choline) extended-release tablets, formerly known as DCCR, had been approved by the FDA. VYKAT XR is indicated to treat hyperphagia in adults and pediatric patients four years of age and older with Prader-Willi syndrome (PWS). On April 14, 2025, the Company announced that prescriptions of VYKAT XR had been delivered to the first individuals living with PWS who had been prescribed the medication and began recognizing revenue from the sales of VYKAT XR during the three months ended June 30, 2025.

The Company incorporated in the State of Delaware on August 25, 1999, and is located in Redwood City, California. It initially established its operations as Capnia, Inc., a diversified healthcare company that developed and commercialized innovative diagnostics, devices and therapeutics addressing unmet medical needs. During 2017, the Company merged with Essentialis, Inc. (Essentialis) and subsequently received stockholder approval to amend its Amended and Restated Certificate of Incorporation to change its name from “Capnia, Inc.” to “Soleno Therapeutics, Inc.”. Essentialis was a privately held clinical-stage company focused on the development of breakthrough medicines for the treatment of rare diseases where there is increased mortality and risk of cardiovascular and endocrine complications. After the merger, the Company’s primary focus has been the development and commercialization of novel therapeutics for the treatment of rare diseases and the Company divested all prior business efforts.

Note 2. Liquidity

The Company received $46.8 million of net cash provided by its operating activities, had a net income of $20.9 million during 2025 and had an accumulated deficit of $431.4 million at December 31, 2025 resulting from losses incurred prior to 2025. The Company had $70.1 million of cash and cash equivalents and $436.0 million of marketable securities on December 31, 2025. With FDA approval of VYKAT XR and first prescriptions being delivered in April 2025, the Company began recognizing revenue and became profitable during 2025. The Company's ability to sustain operating profitability is dependent upon continued successful commercialization of VYKAT XR.

As of December 31, 2025, the Company had $50.0 million outstanding under the loan and security agreement with Oxford Financing LLC and its affiliates (collectively, Oxford) entered into in December 2024. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn down. Following the amendment of the Company's loan and security agreement in November 2025, the final three tranches of an aggregate of $100 million may be made available upon mutual consent with Oxford. As a result of a milestone achieved in 2025, the loan carries an interest-only period of 60 months and a total term of 72 months. The term loans accrue interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

In addition to the Oxford loan and security agreement, the Company has historically financed its operations through issuance of equity securities. In July 2025, the Company closed an underwritten public offering of 2,705,882 shares of its common stock at an offering price of $85.00 per share, which included the exercise in full by the underwriters of their option to purchase additional shares. The gross proceeds of the public offering were $230.0 million, before deducting the underwriter discount and other offering expenses, totaling approximately $14.3 million.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made by management include valuation of marketable securities, stock-based compensation, valuation of contingent liabilities for the purchase price of assets obtained through acquisition, provisions for sales rebates, returns and other incentives, valuation of financial instruments, and income taxes.

Accounts Receivable, net

Accounts receivable, net consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contract with its customer has customary payment terms that require payment within 45 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customer. Based on its assessment, as of December 31, 2025, the Company determined that an allowance for credit loss was not required.

Concentration of Major Customers and Off-Balance Sheet Risk

The Company contracts with one customer, its specialty pharmacy, to market and distribute VYKAT XR to patients in the United States. As of December 31, 2025, its accounts receivable, net are solely from sales of VYKAT XR, and are from this sole customer.

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

Product Revenue, net

The Company sells its product to one customer, a specialty pharmacy. The product is distributed through a third-party logistics distribution agent (3PL) that does not take title to the product. In the Company's agreement with the 3PL, the Company acts as principal because it retains control of the product. Once the product is delivered to the Company’s specialty pharmacy, the specialty pharmacy takes title to the product. The specialty pharmacy then distributes the product to patients. The Company offers returns of product sold to the customer on a limited basis; however, no material returns have been recognized to date.

Revenue from product sales is recognized when the customer obtains control of the Company's product, which occurs at the point in time that there is a transfer of title to the customer. The Company has no other performance obligations besides the sale of product, and because the Company's payment terms are 45 days or less, the Company concluded there is not a significant financing component. The Company classifies payments to its customer or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in its consolidated statements of operations and comprehensive income (loss). Otherwise, payments to customer or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that the Company would have recognized is one year or less.

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

The following are the components of variable consideration related to product revenue:

Government rebates: The Company is subject to discount obligations under several government programs, including Medicaid programs, Medicare and TRICARE in the United States. The Company estimates these rebates based upon a range of possible outcomes that are weighted for the estimated payer mix. These reserves are recorded in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in other current liabilities on the Company's consolidated balance sheets. On a quarterly basis, the Company updates its estimates and records any adjustments in the period that it identifies the adjustments.

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

The table below summarizes balances and activity in each of the product revenue allowance and reserve categories as follows (in thousands):

	Rebates	Discounts and Chargebacks	Copay Assistance and Returns	Total
Balance as of December 31, 2024	$-	$-	$-	$-
Provisions	21,396	5,397	981	27,774
Credits/payments	(7,711)	(4,674)	(634)	(13,019)
Balance as of December 31, 2025	$13,685	$723	$347	$14,755

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, including its money market funds, purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held primarily in institutions in the U.S. and include deposits in money market funds which were unrestricted as to withdrawal or use.

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and non-credit related losses that are determined to be temporary, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive income (loss) and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than three months but less than one year as marketable securities, and those with remaining maturities greater than one year are classified as long-term marketable securities. Realized gains and losses are calculated using the specific identification method and recorded as interest income. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss; however, management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the years ended December 31, 2025 and 2024, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of December 31, 2025 and 2024, the Company did not record an allowance for credit losses related to its available-for-sale debt securities. During 2023, the Company did not hold any marketable securities.

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

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs consist primarily of salaries, benefits, bonus, stock-based compensation, consultant fees, certain facility costs and other costs associated with clinical trials and the manufacture of our drug product. Clinical trial costs are a significant component of research and development expenses and include costs associated with CROs and other vendors. Invoicing CROs and CMOs for services performed can often occur several months later. The Company accrues the costs incurred for clinical trial activities as measured by patient progression and the timing of various aspects of the trial. For other services the Company accrues the costs in connection with third-party contractor activities based on its estimate of fees and costs associated with the contract that were rendered during the period and they are expensed as incurred.

Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are expensed to research and development costs when incurred.

Change in fair value of contingent consideration

The Company recorded the value of contingent future consideration to be paid for the acquisition of Essentialis as a liability in March 2017 at the date of the acquisition. The changes in value of the liability for the contingent consideration since the acquisition date are recorded as operating expense in the consolidated statements of operations and comprehensive income (loss).

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 using a retrospective approach.

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

Note 4. Fair Value of Financial Instruments

The carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these items.

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

The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$274,524	$388	$(80)	$274,832
Other government agency securities	23,202	14	-	23,216
Corporate debt securities and commercial paper	137,859	133	(58)	137,934
Total	$435,585	$535	$(138)	$435,982

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$63,613	$63,613	$-	$-
Total cash equivalents	$63,613	$63,613	$-	$-

Marketable securities:
U.S. treasury securities	$274,832	$-	$274,832	$-
Other government agency securities	23,216	-	23,216	-
Corporate debt securities and commercial paper	137,934	-	137,934	-
Total marketable securities	435,982	-	435,982	-
Total assets	$499,595	$63,613	$435,982	$-

Liabilities
Essentialis purchase price contingency liability	$20,327	$-	$-	$20,327
Total liabilities	$20,327	$-	$-	$20,327

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$59,885	$59,885	$-	$-
Total cash equivalents	$59,885	$59,885	$-	$-

Marketable securities:
U.S. treasury securities	$198,065	$-	$198,065	$-
Corporate debt securities and commercial paper	32,655	-	32,655	-
Total marketable securities	230,720	-	230,720	-
Total assets	$290,605	$59,885	$230,720	$-

Liabilities
Essentialis purchase price contingency liability	$14,791	$-	$-	$14,791
Total liabilities	$14,791	$-	$-	$14,791

Based on the terms of the completed merger with Essentialis on March 7, 2017, the Company is obligated to make cash earnout payments of up to a maximum of $21.2 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the U.S. Food and Drug Administration (FDA) as well as achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue. The Level 3 estimates are based, in part, on subjective assumptions. As of December 31, 2025, following the receipt of FDA approval for VYKAT XR, the Company no longer considers FDA approval as a variable and determined a 100% probability of achieving the remaining two milestones. Prior to receiving FDA approval, management relied on published research relating to clinical development success rates to determine the likelihood of FDA approval occurring. Based on this assessment, an 88% probability of achieving all three milestones was determined to be reasonable as of both December 31, 2024 and December 31, 2023. During the periods presented, other than as discussed above regarding the receipt of FDA approval for VYKAT XR, the Company has not changed the manner in which it values its Essentialis purchase price contingent liability.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2025 and 2024 (in thousands):

Purchase Price
Contingent
Liability
Balance at January 1, 2025	$14,791
Change in value of contingent liability	5,536
Balance at December 31, 2025	$20,327

Purchase Price
Contingent
Liability
Balance at January 1, 2024	$11,549
Change in value of contingent liability	3,242
Balance at December 31, 2024	$14,791

Note 5. Balance Sheet Components

Inventory, Net

Inventory consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$6,449	$-
Work in process	2,710	-
Finished goods	6,022	-
Less: Reserve for excess and obsolete inventory	(157)	-
Total inventory, net	$15,024	$-

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer hardware	$42	$24
Leasehold improvements	93	52
Furniture and fixtures	173	180
	308	256
Less accumulated depreciation and amortization	(123)	(70)
Total	$185	$186

Depreciation expense was approximately $73 thousand, $43 thousand, and $14 thousand for the years ended December 31, 2025, 2024, and 2023, respectively.

Intangible Assets, Net

Intangible assets consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	Amount	Accumulated Amortization	Net Amount	Amount	Accumulated Amortization	Net Amount
Patents and merger costs	$22,003	$(17,142)	$4,861	$22,003	$(15,198)	$6,805

Future amortization expense for intangible assets over their remaining useful lives is as follows (in thousands):

Year ending December 31	Patents and trademarks
2026	$1,944
2027	1,944
2028	973
Total	$4,861

Amortization expense was $1.9 million for the years ended December 31, 2025, 2024 and 2023.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Product revenue reserve for rebates, returns, and other incentives	$14,031	$-
Accrued consulting and professional fees	1,902	1,259
Accrued research and development costs	679	1,478
Accrued clinical trial site costs	1,130	1,826
Accrued interest payable	403	-
Other	53	-
Total other current liabilities	$18,198	$4,563

Note 6. Commitments and Contingencies

Facility Leases

On June 13, 2024, the Company entered into a new office lease in Redwood City, California for office space for its headquarters facility. The lease provides office space of approximately 18,026 square feet and for base monthly rent payments beginning at $57,400 that increase annually by approximately 3.0% over the term of five years from the date of occupancy. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. The lease commencement date was September 1, 2024 when the premises became available for occupancy and the related operating lease ROU assets and liabilities were recorded in the Company's consolidated balance sheet as of December 31, 2025. The Company's operating lease for its predecessor headquarters facility office space in Redwood City, California began on June 1, 2023 and expired in May 2025.

On November 25, 2025, the Company executed an amendment to its office lease in Redwood City, California for additional office space for its headquarters facility. The amendment provides additional office space of approximately 17,779 square feet and for base monthly rent payments beginning at $32,747 that increase annually to $79,650 in the final year of the lease in 2029. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. As of the date of this filing, the premises is not available for occupancy and therefore as the office lease has not commenced, the related operating lease ROU assets and liabilities are not recorded in the Company's consolidated balance sheet as of December 31, 2025.

The Company's operating lease ROU assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company's consolidated balance sheets. In September 2024, the Company recorded an increase to its right-of-use assets by $2.8 million and an increase to its lease liability of $2.8 million as a result of the June 2024 office lease. As of December 31, 2025 and December 31, 2024, the Company's short-term liabilities were equal to $0.7 million and $0.5 million, respectively, and the long-term operating lease liabilities were equal to $2.0 million and $2.5 million, respectively.

The weighted average discount rate related to the Company’s lease liabilities was 8.5% as of December 31, 2025 over a remaining term of 3.7 years, and 8.5% as of December 31, 2024 over the remaining term of 4.7 years. The discount rates were determined based on estimates of the Company's incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost:
Operating lease cost	$853	$548	$312
Variable lease cost	6	16	-
Short-term lease cost	87	157	44
Total operating lease cost	$946	$721	$356

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$552	$344	$341

The following is a schedule by year of future maturities of the Company’s operating lease liabilities as of December 31, 2025 (in thousands):

2026	$692
2027	861
2028	942
2029	665
Total lease payments	3,160
Less interest	(470)
Total	$2,690

Other Commitments

The Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies as well as other services and products for operating purposes, which are generally cancelable upon written notice. As of December 31, 2025, the Company's non-cancelable other commitments aggregated $15.3 million.

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

As of December 31, 2025, the Company had $50.0 million outstanding under the loan and security agreement with Oxford. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn down. Following the amendment of the loan and security agreement in November 2025, the final three tranches of an aggregate of $100 million may be made available upon mutual consent with Oxford. As a result of a milestone achieved in 2025, the loan carries an interest-only period of 60 months and a total term of 72 months. The term loans accrue interest, payable monthly, at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%. As a result of a milestone achieved in 2025, the term loan will begin to amortize in equal monthly installments beginning on February 1, 2030, through the maturity date of December 1, 2030. As a result of a milestone achieved in 2025, the final principal payment at maturity will include a fee of 6.5% of the total principal borrowed. The $3.3 million final interest payment related to the $50 million borrowed as of December 31, 2025 is accrued over the term of loan as long-term accrued interest payable. $525 thousand and $21 thousand were accrued as part of other long-term liabilities on the consolidated balance sheet as of December 31, 2025 and 2024, respectively. Loan issuance costs of $174 thousand are recorded as a reduction of the principal loan balance on the consolidated balance sheet and are amortized as interest expense over the term of the loan. For the year ended December 31, 2025, the Company recorded $5.5 million in interest expense and $4.5 million of interest was paid. For the year ended December 31, 2024, the Company recorded $231 thousand in interest expense and $209 thousand of interest was paid.

The outstanding long-term debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Long-term debt	$50,000	$50,000
Unamortized debt issuance costs	(137)	(172)
Total long-term debt, net	$49,863	$49,828

The following table provides the components of interest expense related to the long-term debt (in thousands):

	Years Ended December 31,
	2025	2024	2023
Interest expense based on contractual loan rate	$4,937	$209	$-
Amortization of debt issuance costs and accretion of final interest payment	539	22	-
Total interest expense	$5,476	$231	$-

The loan and security agreement provides for both affirmative and negative covenants. including covenants limiting the ability of the Company and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the loan and security agreement contains a minimum revenue covenant commencing on the earlier of the date that the more than $50 million principal amount of term loans have been funded under the loan and security agreement and June 30, 2026; provided that such minimum revenue covenant shall not be tested during periods when the Company’s market capitalization or unrestricted cash meet certain minimum thresholds. The occurrence of an event of default could result in the acceleration of the Borrowers’ obligations under the loan and security agreement, the termination of the lenders’ commitments, a 5.0% increase in the applicable rate of interest and the exercise by the Lender of other rights and remedies provided for under the loan and security agreement. The Company was in compliance with all applicable debt covenants as of December 31, 2025.

Note 8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock.

November 2025 Accelerated Share Repurchase Agreement

On November 10, 2025, the Company entered into an accelerated share repurchase agreement (the ASR Agreement) with Jefferies LLC (Jefferies) to repurchase an aggregate amount of $100.0 million of its common stock. Under the ASR agreement, the Company made an aggregate upfront payment of $100.0 million to Jefferies and received an initial delivery of 1,511,553 shares of its common stock on November 12, 2025, based on the closing price of the Company's common stock on November 10, 2025.

The final number of shares that the Company will ultimately repurchase pursuant to the ASR Agreement will be based on the average of the daily volume-weighted average price per share of the Company's common stock during the repurchase period less a discount, subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The accelerated share repurchase was completed in the first quarter of 2026. Refer to Note 13. Subsequent Events for additional information.

Shares of common stock repurchased under the ASR Agreement are immediately retired upon receipt and returned to authorized and unissued status. Repurchased common stock is reflected as a reduction of stockholders' equity. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. If additional paid-in capital is fully depleted, any remaining excess of cost over par value is charged to accumulated deficit.

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

The warrants were separated into two tranches with 8,598,870 Tranche A warrants with an exercise price of $1.75 and aggregate proceeds of up to approximately $15.0 million, and 14,000,000 Tranche B warrants with an exercise price of $2.50 and aggregate proceeds of up to $35.0 million. The Tranche A warrants were immediately exercisable and were required to be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602. On September 26, 2023, the Company announced positive top-line data and subsequently received $15.0 million from the exercise of the Tranche A warrants. The Tranche B warrants are also immediately exercisable and following the FDA's approval of VYKAT XR, the remainder of these warrants were exercised. The Company received an aggregate of $35.0 million from the exercise of the Tranche B warrants. As of December 31, 2025, there were no remaining warrants outstanding under the Securities Purchase Agreement.

March 2022 Underwritten Public Offering

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

In 2025, 5,333 of the March 2022 common warrants were exercised for gross proceeds of $24 thousand and 1,248,414 warrants were exercised using the cashless exercise option with no proceeds to the Company. In 2024, 254,664 March 2022 warrants were exercised for gross proceeds of $1.1 million and 419,056 warrants were exercised using the cashless exercise option with no proceeds received by the Company. As of December 31, 2025, 1,599 of the March 2022 common warrants remain outstanding.

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

Common Stock Warrants

As of December 31, 2025, 2024 and 2023, the following table summarizes the Company's outstanding common stock warrants:

	As of December 31, 2025		As of December 31, 2024		As of December 31, 2023
	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Number of Common Warrant Shares	Weighted Average Exercise Price per Share	Expiration Date
Common stock warrants	—	$—	—	$—	7,904	$388.94	November 2024
March 2022 Common warrants	1,599	$4.50	1,255,346	$4.50	1,929,066	$4.50	March 2027
May 2023 Tranche A Pre-funded warrants	—	$—	—	$—	2,758,281	$0.01	November 2026
May 2023 Tranche B warrants	—	$—	2,065,305	$2.50	6,750,000	$2.50	November 2026
May 2023 Tranche B Pre-funded warrants	—	$—	—	$—	451,632	$0.01	November 2026
October 2023 Pre-funded warrants	250,000	$0.01	250,000	$0.01	1,175,000	$0.01	N/A
Total	251,599		3,570,651		13,071,883

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

As of December 31, 2025, a total of 358,527 shares were available for future grant under the 2014 Plan.

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

As of December 31, 2025, a total of 23,068 shares were available for future grant under the Inducement Plan.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense related to options and restricted stock units granted to employees, directors and consultants. The compensation expense is allocated on a departmental basis, based on the classification of the stock award holder. For the years ended December 31, 2025, 2024 and 2023, the total income tax benefit related to stock-based compensation was $6.9 million, $5.7 million and $1.9 million, respectively, however, due to net operating income (loss) and a full valuation allowance, no tax benefit was recognized in the financial statements.

Stock-based compensation expense was recognized in the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Research and development	$11,722	$33,743	$2,434
Selling, general and administrative	34,124	66,215	3,511
Total	$45,846	$99,958	$5,945

After the FDA approval of VYKAT XR in March 2025, the Company began capitalizing stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYKAT XR. For the year ended December 31, 2025, the Company capitalized into inventory $1.0 million.

Stock Options

The Company granted options to purchase 1,404,516 of the Company's common stock to employees and a consultant during year ended December 31, 2025, and 1,819,324 and 1,821,784 to employees during year ended December 31, 2024 and 2023, respectively. There were no performance-based options granted in 2025, 2024 and 2023. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Years Ended December 31,
	2025	2024	2023
Expected life (years)	5.9-6.3	5.8-6.1	5.3-6.1
Risk-free interest rate	3.7%-4.7%	3.7%-4.6%	3.5%-4.5%
Volatility	115%-120%	121%-124%	98%-122%
Dividend rate	— %	— %	— %

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

The following table summarizes stock option transactions for the year ended December 31, 2025 under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at December 31, 2024	3,971,798	$26.75	8.48
Options granted	1,404,516	54.88
Options exercised	(1,141,597)	15.07
Options canceled/forfeited	(202,608)	52.49
Balance at December 31, 2025	4,032,109	$38.56	8.26	$47,415
Options exercisable at December 31, 2025	1,529,334	$26.45	7.27	$32,501
Options vested and expected to vest at December 31, 2025	4,032,109	$38.56	8.26	$47,415

The weighted-average grant date fair value of employee options granted was $47.81, $40.13 and $5.04 per share for the years ended December 31, 2025, 2024 and 2023, respectively. The intrinsic value of the stock options exercised was $60.1 million, $6.7 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, total unrecognized employee stock-based compensation for options that are expected to vest was $95.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.

Restricted Stock Units

There were 409,984 restricted stock units granted to employees by the Company during the year ended December 31, 2025. During the year ended December 31, 2024, the Company granted 1,249,375 performance-based restricted stock units and 763,270 restricted stock units were granted to employees and directors. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the year ended December 31, 2025 under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2024	939,865	$48.55
Restricted stock units granted	409,984	57.68
Restricted stock units vested	(887,124)	48.59
Restricted stock units cancelled/forfeited	(19,434)	58.75
Outstanding at December 31, 2025	443,291	$56.47

The weighted-average grant-date fair value of all restricted stock units granted was $57.68, $46.47, and $5.49 per share during the year ended December 31, 2025, 2024 and 2023, respectively. The fair value of all restricted stock units vested during the year ended December 31, 2025, 2024 and 2023, was $44.1 million, $50.9 million and $12.0 million, respectively. At December 31, 2025, total unrecognized employee stock-based compensation related to restricted stock units was $14.7 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.

Certain directors have elected to delay the issuance of their vested restricted stock units granted under the 2014 Plan. A portion of these RSUs have vested as of December 31, 2025 based on the applicable service periods, but the issuance of common stock has been deferred until a future date when the directors' service to the Company terminates, or there is a change in control of the Company. The grant-date fair value of these 6,500 shares is $0.3 million, which has been recognized as stock-based compensation expense over the requisite service period in the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2025, there were no purchases by employees under this plan.

Note 9. Income Taxes

For financial reporting purposes, income (loss) before provision for income taxes, includes the following components (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$20,253	$(175,921)	$(39,180)
Foreign	637	71	192
Income (loss) before income taxes	$20,890	$(175,850)	$(38,988)

Income Taxes Paid

Income taxes paid, net of refunds received consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
U.S. Federal	$-	$-	$-
U.S. State and Local
California	2	2	2
New Jersey	2	2	2
Massachusetts	-	8	1
Other	1	-	-
Total U.S. State and Local	5	12	5
Foreign
United Kingdom	1	27	-
Ireland	8	-	-
Total Foreign	9	27	-
Total income taxes paid	$14	$39	$5

Provision (Benefit) for Income Taxes

The Company recorded no provision for income taxes for the years ended December 31, 2025, 2024 and 2023.

Income tax provision (benefit) differs from the amounts computed by applying the statutory income tax rate of 21% to pretax income (loss) as follows (in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate on income before income taxes	$4,387	21.0%	$(36,928)	21.0%	$(8,187)	20.5%
State income taxes, net of federal effect (1)	(435)	-2.1%	(458)	0.3%	(273)	0.7%
Change in valuation allowance	(7,026)	-33.6%	16,880	-9.6%	8,701	-21.8%
Nontaxable or nondeductible items:
Stock-based compensation	(1,625)	-7.8%	9,652	-5.5%	(600)	1.5%
Contingent consideration remeasurement	1,163	5.6%	681	-0.4%	570	-1.4%
Section 162(m) limitation	8,127	38.9%	(958)	0.5%	589	-1.5%
Net operating loss expiration	804	3.9%	734	-0.4%	464	-1.2%
Section 382 limitation	-	0.0%	16,531	-9.4%	-	0.0%
Other nontaxable or nondeductible items	72	0.3%	25	0.0%	48	-0.1%
Change in tax laws or rates	-	0.0%	-	0.0%	-	0.0%
Tax credits:
Federal research and development credits	87	0.4%	2,429	-1.4%	(2,362)	5.9%
Orphan Drug Credit	(8,414)	-40.3%	(12,404)	7.1%	-	0.0%
Cross-border tax laws	61	0.3%	(74)	0.0%	74	-0.2%
Worldwide changes in UTB	2,933	14.0%	3,428	-1.9%	1,003	-2.5%
Other	-	0.0%	477	-0.3%	13	0.0%
Foreign tax effects
Foreign jurisdictions	(134)	-0.6%	(15)	0.0%	(40)	0.1%
Provision for income taxes	$-	0.0%	$-	0.0%	$-	0.0%

(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include Mississippi, New Jersey, and California for 2025, Massachusetts, New Jersey, and California for 2024, and New Jersey and California for 2023.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2025	2024	2023
Deferred tax assets:
Federal and state net operating loss carryforwards	$45,942	$44,319	$51,481
Research and other credits	20,758	14,127	6,352
Capitalized research and development	1,037	17,200	6,778
Reserves and accruals	1,435	555	655
Fixed assets	139	23	29
Capital loss carryforward	-	-	432
Stock-based compensation	11,640	8,628	2,013
Lease liability	701	636	85
Other deferred tax assets	91	57	54
Gross deferred tax assets	81,743	85,545	67,879
Deferred tax liabilities:
Intangible assets	(1,267)	(1,445)	(1,837)
Right-of-use assets	(571)	(594)	(86)
Total deferred tax liabilities	(1,838)	(2,039)	(1,923)
Total deferred tax assets	79,905	83,506	65,956
Valuation allowance	(79,905)	(83,506)	(65,956)
Net deferred tax assets	$-	$-	$-

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized. The valuation allowance decreased by $3.6 million from December 31, 2024 to December 31, 2025 primarily due to expensing of unamortized basis of capitalized research and development expenses.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$83,506	$65,956	$57,017
Change charged to income tax expense	(3,591)	17,627	8,939
Change charged to other comprehensive income	(10)	(77)	-
Ending balance	$79,905	$83,506	$65,956

As of December 31, 2025, the Company had $179.7 million of federal and $122.1 million of state net operating losses available to offset future taxable income. The Federal net operating loss carryforwards arising from years prior to 2018 began to expire in 2022, however post 2017 federal net operating loss carryforwards of $162.5 million may be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2028. As of December 31, 2025, the Company also had $24.6 million of federal orphan drug and research and development credits and $6.4 million of state research and development credit carryforwards. The federal research and development credit carryforward begin to expire in 2025 and the state research and development credit can be carried forward indefinitely.

Utilization of net operating loss and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined. The annual limitation may result in the expiration of the net operating loss and tax credit before utilization. The Company has completed a Section 382 analysis from January 1, 2017 through June 30, 2025 and determined that a change in ownership has occurred on March 7, 2017, December 21, 2018, June 30, 2020, September 26, 2023, and June 30, 2024. As a result, the net operating loss carryforwards and tax credit carryforwards may be subject to annual limitations before being applied to reduce future income tax liabilities. For years ended after December 31, 2025, the utilization of net operating losses and tax credit carryforwards may be subject to further limitation in the event an additional ownership change were to occur for tax purposes.

U.S. taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as of December 31, 2025, as the earnings, if any, are intended to be indefinitely reinvested.

The following tables summarize the activities of gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$6,367	$2,938	$1,936
Increase related to current year tax positions	2,921	2,884	1,002
Increase related to prior year tax positions	68	1,332	-
Decrease related to prior year tax positions	(56)	(787)	-
Ending balance	$9,300	$6,367	$2,938

The Company uses the “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company has determined it has $9.3 million of unrecognized assets and liabilities related to uncertain tax positions as of December 31, 2025. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as a component of other expense.

There were no unrecognized tax benefits that would impact the effective tax rate as of December 31, 2025 and December 31, 2024. As of December 31, 2025, unrecognized tax benefits of $9.3 million would be offset by a change in valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, certain state jurisdictions, United Kingdom and Ireland. In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions, where applicable. In the U.S federal jurisdiction, tax years 2006 forward remain open to examination, in the state tax jurisdiction, years 2008 forward remain open to examination and in the foreign jurisdiction, years 2015 forward remain open to examination. The Company is currently not under audit by any federal, state, local or foreign jurisdiction.

Note 10. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in March 2022 and October 2023 and in connection with the exercise of certain May 2023 Tranche A and Tranche B warrants, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Shares. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded using the treasury stock method which would result in the issuance of incremental shares of common stock. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022 and May 2023 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the March 2022 and May 2023 common warrants issued do not participate in losses. For the years ended December 31, 2024 and 2023, the effect of issuing the respective potential common stock is anti-dilutive due to the net losses in those periods and therefore the number of shares used to compute basic and diluted net loss per share are the same in each of those periods.

The following securities are included in the weighted-average common shares outstanding used to calculate basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$20,890	$(175,850)	$(38,988)
Less: Earnings attributable to participating securities	(415)	—	—
Net income (loss) attributable to common stockholders - basic and diluted	$20,475	$(175,850)	$(38,988)

Denominator:
Common stock	50,567,586	37,689,804	15,040,036
March 2022 pre-funded warrants	—	—	290,665
May 2023 Tranche A pre-funded warrants	—	1,685,181	778,904
May 2023 Tranche B pre-funded warrants	—	373,892	92,801
October 2023 pre-funded warrants	250,000	427,049	289,726
Weighted-average shares - basic	50,817,586	40,175,926	16,492,132

Effect of dilutive securities:
Stock options	1,228,032	—	—
Restricted stock units	339,268	—	—
Weighted-average shares - diluted	52,384,886	40,175,926	16,492,132

Net income (loss) per share - basic	$0.40	$(4.38)	$(2.36)
Net income (loss) per share - diluted	$0.39	$(4.38)	$(2.36)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Years Ended December 31,
	2025	2024	2023
Warrants issued to 2010/2012 convertible note holders to purchase common stock	-	-	6,804
Warrants issued to underwriter to purchase common stock	-	-	1,100
March 2022 common warrants	-	1,255,346	1,929,066
May 2023 Tranche B warrants	-	2,065,305	6,750,000
Options to purchase common stock	1,869,149	3,971,798	2,369,665
Outstanding restricted stock units	8,307	939,865	15,534
Total	1,877,456	8,232,314	11,072,169

Note 11. Defined Contribution Plan

The Company sponsors a 401(k) Plan, which stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations of eligible compensation. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made matching contributions of $0.6 million and $0.2 million in 2025 and 2024, respectively, and no matching contributions in 2023.

Note 12. Segment Reporting

The Company has one operating and reporting segment focused on the development and commercialization of its sole therapeutic product, VYKAT XR. The Company’s chief operating decision maker (CODM) is the chief executive officer who reviews product revenue, net and cash operating expenses on a consolidated basis to make decisions about allocating resources and assessing performance for the entire Company. The CODM does not review assets at a level or category different than the amounts disclosed in the consolidated balance sheet.

The following table presents selected financial information with respect to the Company's single operating segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Product revenue, net	$190,405	$-	$-
Net income (loss)	20,890	(175,850)	(38,988)
Less total other income, net	11,476	11,821	2,396
Operating income (loss)	9,414	(187,671)	(41,384)
Total operating expenses	180,991	187,671	41,384
Less non-cash expenses
Depreciation and amortization	(2,017)	(1,987)	(1,958)
Non-cash lease expense	(607)	(444)	(321)
Change in fair value of contingent consideration	(5,536)	(3,242)	(2,714)
Stock-based compensation	(45,846)	(99,958)	(5,945)
Cash operating expenses	$126,985	$82,040	$30,446

Note 13. Subsequent Events

The Company has evaluated its subsequent events from December 31, 2025 through the date these consolidated financial statements were issued and has determined that there are no subsequent events disclosure required, with the exception of the following:

November 2025 Accelerated Share Repurchase Agreement

Pursuant to the terms of the ASR Agreement, Jefferies delivered 662,497 additional shares of the Company's common stock to the Company in January 2026, bringing the aggregate number of shares repurchased under the ASR Agreement to 2,174,050 shares. The transactions contemplated by the ASR Agreement are now complete and the Company did not make any payments beyond the initial $100 million prepayment.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of the Company’s internal control over financial reporting based on certain criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The registered public accounting firm that audited our consolidated financial statements within this Annual Report has issued an attestation report on our internal control over financial reporting.

Remediation of Previously Identified Material Weakness in Internal Control

As disclosed in “Part II, Item 9A - Controls and Procedures” in our 2024 Annual Report, management previously concluded that a material weakness existed in our internal control over financial reporting related to ineffective design and operation of controls over certain information technology general controls (ITGCs), including segregation of incompatible duties, program change management, user access controls, and automated and manual process‑level controls that relied on information produced by financially relevant IT systems.

During fiscal year 2025, we evaluated, designed, and implemented controls and procedures to address this material weakness in our internal control over financial reporting. These measures included: (i) hiring additional accounting and financial reporting personnel to enable appropriate segregation of duties; (ii) implementing or enhancing ITGCs to strengthen oversight, review, and verification procedures related to user access, program change management, and segregation of duties controls within key systems; (iii) providing targeted training to control owners on IT control requirements and policies, with a particular focus on user access and change‑management controls affecting financial reporting; and (iv) establishing ongoing monitoring protocols to assess the design and operating effectiveness of the enhanced controls and to ensure adherence to related policies and procedures.

We completed testing of these controls during the fourth quarter of fiscal year 2025, and we have concluded that the previously identified material weakness has been remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2025, we implemented new processes and controls in relation to the commercialization of VYKAT XR in the United States, including processes and controls relating to revenue recognition and inventory in which we have documented and evaluated the design and tested the effectiveness of such controls. Except as described above, there were no further changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Soleno Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Soleno Therapeutics, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2025 of the Company, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

San Francisco, CA
February 25, 2026

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

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, the Company did not adopt, modify or terminate a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

On November 24, 2025, James Mackaness, our Chief Financial Officer, terminated the Rule 10b5-1 trading plan announced in the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2025, prior to any trades being made thereunder.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
2.
Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.
3.
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 22, 2016, by and among Soleno Therapeutics, Inc., Essentialis, Inc., Company E Merger Sub, Inc., a wholly-owned subsidiary of Soleno Therapeutics, and Neil Cowen as the stockholders’ representative.	8-K	December 27, 2016	2.1

3.1	Amended and Restated Certificate of Incorporation of Soleno Therapeutics, Inc.	S-1/A	August 7, 2014	3.2

3.2	Amended and Restated Bylaws of Soleno Therapeutics, Inc.	S-1/A	July 1, 2014	3.4

3.3	Certificate of Amendment	8-K	May 11, 2017	3.1

3.4	Certificate of Amendment to the Certificate of Incorporation	8-K	October 6, 2017	3.1

3.5	Certificate of Amendment to the Certificate of Incorporation	8-K	August 25, 2022	3.1

4.1	Form of the Registrant's common stock certificate.	S-1/A	August 5, 2014	4.1

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	March 4, 2020	4.29

4.3	Form of Common Warrant To Purchase Common Stock.	8-K	March 30, 2022	4.2

4.4	Form of Tranche B Warrant to Purchase Common Stock	8-K	December 19, 2022	10.3

4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	September 28, 2023	10.2

10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	June 10, 2014	10.1

10.2†	1999 Incentive Stock Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.2

10.3†	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	June 10, 2014	10.3

10.4†	2014 Equity Incentive Plan and forms of agreements thereunder.	8-K	June 6, 2024	10.1

			Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.5†	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	July 1, 2014	10.5

10.6†	2020 Inducement Equity Incentive Plan, as amended on January 24, 2024	8-K	January 30, 2024	10.1

10.7†	Employment Agreement, dated May 15, 2015, by and between Capnia, Inc. and Anish Bhatnagar.				X

10.8†	Employment Agreement by and between the Company and James Mackaness, dated as of November 11, 2020	8-K	November 13, 2020	10.1

10.9†	Amendment to Employment Agreement by and between the Company and James Mackaness, dated as of January 8, 2021	8-K	January 13, 2021	10.1

10.10†	Employment Agreement by and between the Company and Patricia Hirano, dated January 1, 2019	10-K	February 28, 2025	10.10

10.11†	Amendment to Employment Agreement by and between the Company and Patricia Hirano, dated as of January 8, 2021	8-K	January 13, 2021	10.3

10.12†	Employment Agreement by and between the Company and Meredith Manning, dated January 23, 2024	10-K	February 28, 2025	10.12

10.13	License Agreement for Space and Services, dated February 8, 2024, by and between the Company and Hudson Towers at Shore Center, LLC	10-K	March 7, 2024	10.58

10.14	Lease agreement between the Company and 1 Twin Property Owner, LLC dated June 13, 2024 Owner, LLC	10-Q	August 7, 2024	10.1

10.15	Open Market Sale AgreementSM, dated July 19, 2024, by and between Soleno Therapeutics, Inc. and Jefferies LLC	8-K	July 19, 2024	10.1

10.16#	Loan and Security Agreement by and between the Company and Oxford Finance LLC, dated December 17, 2024	10-K	February 28, 2025	10.16

10.17†	Amended and Restated Outside Director Compensation Policy				X

10.18	First Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated November 10, 2025	8-K	November 12, 2025	10.2

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.19	First Amendment to Office Lease between the Company and 1 Twin Property Owner, LLC dated November 25, 2025				X

10.20	Executive Change in Control and Severance Plan, and related Participation Agreement	8-K	January 23, 2026	10.1

19.1	Insider Trading Policy	10-K	February 28, 2025	19.1

21.1	Subsidiaries				X

23.1	Consent of CBIZ CPAs P.C.				X

23.2	Consent of Marcum LLP				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

97.1†	Compensation Recovery Policy	10-K	March 7, 2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Soleno Therapeutics, Inc.

Date: February 25, 2026	By:	/S/ ANISH BHATNAGAR
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

Signature	Title	Date

/S/ ANISH BHATNAGAR Anish Bhatnagar	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 25, 2026

/S/ JAMES MACKANESS James Mackaness	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2026

/S/ MATTHEW PAULS Matthew Pauls	Lead Independent Director	February 25, 2026

/S/ ANDREW SINCLAIR Andrew Sinclair	Director	February 25, 2026

/S/ MARK HAHN Mark Hahn	Director	February 25, 2026

/S/ DAWN BIR Dawn Bir	Director	February 25, 2026

/S/ BIRGITTE VOLCK Birgitte Volck	Director	February 25, 2026