Form 10-K/A
period 2025-12-31
SOLENO THERAPEUTICS INC
filed 2026-04-30
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 29, 2026, there were 52,120,147 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: CBIZ CPAs P.C. Auditor Location: San Francisco, CA Auditor Firm ID: 199

EXPLANATORY NOTE

This Amendment No. 1 (this Amendment) on Form 10-K/A amends Soleno Therapeutics, Inc.’s (the Company, Soleno, we, us or our) Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the SEC) on February 25, 2026 (the Original 10-K), to include the information required by Items 10 through 14 of Part III of the Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officer and principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive and financial officer and principal accounting officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment. Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Original 10-K. Unless otherwise stated, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Composition of the Board of Directors

Our business and affairs are managed under the direction of our board of directors, which is currently composed of six members. Each director’s term continues until the election and qualification of such director’s successor, or such director’s earliest death, resignation or removal.

The following table sets forth the names and ages as of April 1, 2026, and certain other information for each of the directors:

Name	Age	Position	Director Since
Anish Bhatnagar	58	CEO and Chairman of the Board	2/6/2014
Matthew Pauls (2)(3)	55	Lead Independent Director	8/15/2023
Birgitte Volck (1)(3)	63	Director	6/10/2019
Andrew Sinclair (1)(2)	54	Director	12/19/2018
Dawn Bir (2)(3)	55	Director	8/12/2024
Mark Hahn (1)	63	Director	10/13/2025

(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the nominating and corporate governance committee.

Anish Bhatnagar, M.D. Dr. Bhatnagar has been our Chief Executive Officer since the creation of Soleno in 2017 and the Chairman of the Board since April 2025. Dr. Bhatnagar is a physician with over 25 years of experience in the biopharmaceutical and medical device industries. His experience spans development of biologics, drugs, drug-device combinations and diagnostic as well as therapeutic medical devices. His prior experience includes working at Coulter Pharmaceuticals, Inc. from 1998 to 2000 and Titan Pharmaceuticals, Inc. from 2000 to 2006. He is the author of several peer-reviewed publications, abstracts and book chapters. He completed his Residency and Fellowship training in the U.S. at various institutions, including Georgetown University Hospital and the University of Pennsylvania.

We believe Dr. Bhatnagar is able to make valuable contributions to our Board of Directors due to his service as an executive officer of our Company, including as Chief Executive Officer, extensive knowledge of pharmaceutical company operations, and extensive experience working with companies, regulators and other stakeholders in the pharmaceutical and medical device industries.

Matthew Pauls. Mr. Pauls joined our Board of Directors in August 2023 and has served as Lead Independent Director since August 2024. He has served as the Chief Executive Officer of Savara Inc. (NASDAQ: SVRA), a biopharmaceutical company focused on rare respiratory diseases, since December 2020, as well as the Chair of its Board of Directors since September 2020. Mr. Pauls has served as a member of Savara’s Board of Directors since April 2017 and as a member of the board of directors of Savara’s predecessor company, Mast Therapeutics, Inc., from October 2015 to April 2017. Previously, Mr. Pauls was the founder of Spartan Biopharma Insights, LLC, where he provided strategic advisement to institutional investors, and company management teams on investment thesis assessment, capitalization strategy, mergers and acquisitions, clinical execution, and commercialization from December 2019 to September 2020. He served on the board of directors of Zyla Life Sciences (previously Egalet Corporation) (OTCQX: ZCOR), a commercial-stage life sciences company with a portfolio of medicines for pain and inflammation, from January 2019 until its merger with Assertio Therapeutics, Inc. in May 2020. From August 2014 to November 2019, Mr. Pauls served as President and Chief Executive Officer of Strongbridge Biopharma plc (NASDAQ: SBBP) (Strongbridge), a biopharmaceutical company focused on therapies that target rare diseases that Mr. Pauls led through an initial public offering. He also served as a member of the board of directors of Strongbridge from September 2015 to November 2019. From April 2013 to August 2014, Mr. Pauls was Chief Commercial Officer of Insmed, Inc. (NASDAQ: INSM), a publicly traded global biopharmaceutical company focused on rare diseases. From 2007 to April 2013, Mr. Pauls worked at Shire Pharmaceuticals, a global specialty biopharmaceutical company, most recently as Senior Vice President, Head of Global Commercial

Operations from May 2012 to April 2013. Earlier in his career, from 1997 to 2007, Mr. Pauls held senior positions at Bristol-Myers Squibb in Brand Management and Payor Marketing and at Johnson & Johnson in various U.S. and global commercial roles. Mr. Pauls is also a member of the Board of Directors at Amplo Biotechnology, a private gene therapy company focused on rare neuromuscular disorders. Mr. Pauls holds B.S. and M.B.A. degrees from Central Michigan University and a J.D. from Michigan State University College of Law.

We believe Mr. Pauls is able to make valuable contributions to our Board of Directors due to his extensive commercialization, strategic planning and operations experience in the biopharmaceutical industry, particularly with therapies for rare diseases.

Birgitte Volck, M.D., Ph.D. Dr. Volck joined our Board of Directors in June 2019. Dr. Volck served as Senior Vice President, Head Clinical Development and Medical Affairs at Ascendispharma from July 2021 to December 2023, and from October 2022 to December 2023 also served as Interim Chief Medical Officer. From December 2018 to October 2020, Dr. Volck served as the President R&D at AVROBIO Inc., a clinical stage gene therapy company. From 2016 to 2018, she served as head of Research and Development, Rare Diseases, for GlaxoSmithKline. From 2012 to 2016, Dr. Volck served as the Chief Medical Officer and Senior Vice President of Development at Swedish Orphan Biovitrum AB. Prior to this, from 2007 to 2012, she held various positions at Amgen Inc., including Executive Development Director, Bone, Neuroscience & Inflammation. From 2004 to 2007, Dr. Volck served as Nordic Medical Director and Project Director at Genzyme A/S, and from 2001 to 2004, she served as Head of Clinical Development and Medical Affairs at Pharmexa. From February 2025 to January 2026, Dr. Volck served as a non-executive director for OMass Therapeutics. From May 2021 to January 2025, Dr. Volck served as a director and member of the R&D committee for Nykode A/S. Dr. Volck served as a director for Ascendis Pharma A/S from 2016-2021. She also served as a director for Wilson Therapeutics AB from May 2017 to May 2018 until it was acquired by Alexion Pharmaceuticals for $850 million. Dr Volck served as a director of TFS International AB from 2016 - 2020. Dr. Volck received her M.D. and Ph.D. degrees from Copenhagen University, Denmark.

We believe Dr. Volck is able to make valuable contributions to our Board of Directors due to her extensive experience in business development in our industry and her valuable experience in corporate governance and on other boards.

Andrew Sinclair, PhD. Dr. Sinclair has been a member of our Board of Directors since December 2018. Dr. Sinclair is currently a Managing Director at Abingworth LLP (Abingworth), a life sciences investment group. He has been at Abingworth since November 2008 where he has served in various positions focusing on investments in public and private biotech and pharmaceutical companies. Prior to joining Abingworth, he was senior equity analyst, director at HSBC Global Markets, where he was responsible for investment research in the mid-cap pharmaceutical sector. Previously, Dr. Sinclair held biotechnology analyst positions at Credit Suisse and SG Cowen. Dr. Sinclair currently serves on the board of directors of Adicet Bio, Inc., a public company, and previously served on the boards of directors of Sierra Oncology, Inc., (a public company acquired by GSK plc) from November 2019 to July 2022, and Verona Pharma plc (Nasdaq: VRNA) from July 2016 to April 2022. Dr. Sinclair also serves on the boards of directors of the following private companies: Entact Bio Inc, Ascend Advanced Therapies Group Inc., Timberlyne Therapeutics Inc. and R1 Therapeutics Inc. Dr. Sinclair received his B.Sc. in Microbiology from King's College London and his Ph.D. in Chemistry and Genetic Engineering at the BBSRC Institute of Plant Science, Norwich. Dr. Sinclair qualified as a chartered accountant, formerly with KPMG LLP.

We believe Dr. Sinclair is qualified to serve on our board of directors due to his background in strategic development within the life sciences industry.

Dawn C. Bir. Ms. Bir joined our Board of Directors in August 2024. Ms. Bir has served as Interim President and Chief Executive Officer of Geron Corporation since March 2025. Prior to that, Ms. Bir served as Executive Vice President and Chief Commercial Officer of Reata Pharmaceuticals, Inc., a biopharmaceutical company, from September 2016 until Reata’s acquisition by Biogen, Inc, in September 2023. She led marketing, market access, commercial operations and sales through the launch of Reata’s first approved drug for the treatment of Friedreich’s Ataxia, a rare, inherited, and progressive neuromuscular disease. From February 2013 to September

2016, Ms. Bir served as Vice President of Sales and member of the executive leadership team with Pharmacyclics through their acquisition by AbbVie. She built and led Pharmacyclics’ national hematology sales organization and was responsible for the company’s first approved product launch in the United States and Puerto Rico. From October 2011 to February 2013, Ms. Bir served as Vice President Sales & Marketing of SKY Pharmaceuticals Packaging, Inc & Rx Pak, two business units within the U.S. Pharmaceutical and Specialty Solutions Division of McKesson Corporation, a global healthcare company, where she was responsible for multiple functions and revenue centers. From 1996 to October 2011, Ms. Bir held several commercial leadership positions of increasing responsibility within Genentech, Inc., a member of the Roche Group, a global pharmaceutical company, and Bristol Myers Squibb Company, a global pharmaceutical company. Ms. Bir currently sits on the board of Geron Corporation (NASDAQ: GERN) and holds a B.S in Biology from Binghamton University.

We believe Ms. Bir is able to make valuable contributions to our Board of Directors due to her extensive marketing, market access, commercial operations and sales experience in the biopharmaceutical industry, particularly with product launches for therapies for rare diseases.

Mark Hahn. Mr. Hahn recently served as Chief Financial Officer of Verona Pharma PLC from March 2020, through the phase 3 program and launch of its first approved product, and until its acquisition by Merck & Co., Inc. for approximately $10 billion in October 2025. From January 2018 until its acquisition by Swedish Orphan Biovitrum (Sobi) for up to $915 million in November 2019, Mr. Hahn served as CFO of Dova Pharmaceuticals, where he was instrumental in raising capital and in the launch of Dova’s first commercial rare disease product. From 2010 until its acquisition by Melinta Therapeutics in 2017, Mr. Hahn was CFO of Cempra, Inc. where he led the company’s IPO and several subsequent follow-on offerings. Prior to Cempra, Mr. Hahn was the CFO of several other public and private companies. Mr. Hahn began his career at Ernst & Young. Mr. Hahn also serves as a Board member and Audit Committee Chair for Opterion Health AG. He received a Bachelor of Business Administration degree in Accounting and Finance from the University of Wisconsin-Milwaukee and is a certified public accountant in Maryland and North Carolina.

We believe Mr. Hahn is able to make valuable contributions to our Board of Directors due to his vast experience as a finance professional in the biomedical and pharmaceutical industries.

Executive Officers

The following table identifies certain information about our executive officers as of April 1, 2026. Mr. Mackaness resigned as Chief Financial Officer of the Company effective upon Mrs. Fulk’s first day of employment, which was March 2, 2026. Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Anish Bhatnagar, M.D.	58	Chief Executive Officer and Chairman of the Board
Jennifer Fulk	49	Chief Financial Officer
James Mackaness*	62	Former Chief Financial Officer
Meredith Manning	54	Chief Commercial Officer
Manher (AJ) Joshi	58	Chief Development Officer
Kevin Norrett	53	Chief Business Officer
Patricia Hirano	59	Senior Vice President of Regulatory Affairs
Kristen Yen	57	Senior Vice President of Global Clinical Operations and Patient Advocacy
Michael Huang	52	Senior Vice President of Clinical Development

* Mr. Mackaness stepped down as our Chief Financial Officer on March 2, 2026.

Anish Bhatnagar, M.D. For a biography of Dr. Bhatnagar, please see the above section entitled “Composition of the Board of Directors.”

Jennifer Fulk. Mrs. Fulk most recently served as Chief Operating Officer and Chief Financial Officer of 120Water, Inc. from September 2024 through October 2025. Previously, she served as Chief Financial Officer of Talkspace, Inc., a publicly traded virtual behavioral healthcare company, from July 2021 to May 2024. Mrs. Fulk spent more than 15 years at Eli Lilly and Company in finance executive roles, including Chief Financial Officer, U.S. Bio-Medicines; Vice President, Investor Relations; Vice President, Global Finance and Integration, Elanco; and Chief Financial Officer, Lilly Germany, Austria, and Switzerland. In these roles, she led global finance teams, supported commercial and R&D organizations, and partnered closely with executive leadership on strategy, operations, and capital markets engagement. Mrs. Fulk holds a Bachelor of Science in Information Systems and a Master of Business Administration from Indiana University.

James Mackaness. Mr. Mackaness joined the Company full time in November 2020. From November 2019 until November 2020, Mr. Mackaness had been providing services on a consulting basis as a partner at FLG Partners, a leading Silicon Valley chief financial officer services and board advisory consultancy. Mr. Mackaness became a partner at FLG Partners in September 2019. Mr. Mackaness has over 20 years of experience as a chief financial officer. His experience spans pharmaceutical and medical device companies as well as high tech companies, both in the public and private sectors. Mr. Mackaness served as Chief Financial Officer for Invuity, Inc., from August 2015 through its sale to Stryker Corporation in October 2018 and left at the end of January 2019 after assisting with the successful integration. Prior to that, Mr. Mackaness was the Chief Financial Officer and Chief Operating Officer of IRIDEX Corporation until August 2015. And before that, he served as Chief Financial Officer of NextHop Technologies, Inc., a networking wireless technology company and Infogear Technologies Corporation an internet appliance technology company which was sold to Cisco Systems, Inc. Mr. Mackaness began his career at Ernst & Young LLP, with his last position being audit manager. He earned a B.A. with honors in Psychology from the University of Warwick, England and is a Chartered Accountant.

Meredith Manning. Ms. Manning joined the Company as its Chief Commercial Officer in January 2024 and brings more than 25 years of strategic leadership in global commercialization within the biopharmaceutical and medical device industries. Prior to joining the Company, Ms. Manning served as President of the Americas and on the U.S. Board of Directors at PharmaEssentia Corporation from February 2020 until November 2023, where she spearheaded the U.S. regulatory approval and commercial launch of BESREMi®. Prior to PharmaEssentia, Ms. Manning served as the Chief Commercial Officer at resTORbio from September 2018 until December 2019. She also previously held senior marketing and field leadership roles at Baxter International, Baxalta (now Takeda), Vertex Pharmaceuticals and Pfizer. Ms. Manning holds an M.B.A. from the University of Chicago Booth School of Business and a B.A. in Political Science from Colorado College.

Kevin Norrett. Mr. Norrett most recently served as Chief Operating Officer of Codexis, Inc. from October 2022 to November 2025. Mr. Norrett served as the Chief Business Officer of Sierra Oncology, a public clinical stage oncology company acquired by GlaxoSmithKline plc, from August 2020 to September 2022, where he oversaw sales and marketing, pricing and market access, corporate strategy, business development, and corporate communications. He served as Chief Commercial Officer at Angion Biomedica Corp., a public clinical stage biopharmaceutical company, from July 2019 to August 2020. Prior to Angion, Mr. Norrett held roles of increasing responsibility at Aimmune Therapeutics, Inc., a public biopharmaceutical company that was acquired by Nestlé Health Science, between January 2017 and July 2019, ultimately serving as Vice President, Marketing, Market Access & Commercial Operations from May 2019 until July 2019. Prior to Aimmune, Mr. Norrett was Vice President of Market Access & Commercial Development at ZS Pharma, Inc., a biopharmaceutical company, from October 2014 until January 2017. Mr. Norrett holds a B.S. in Biological Sciences from the University of California, Davis, an M.S. in Biochemistry and Molecular Biology from the University of California, Los Angeles and an M.B.A. from the University of California, Berkeley, Haas School of Business.

Manher (AJ) Joshi. Dr. Joshi served as Chief Medical Officer of Neurona Therapeutics, a clinical-stage biotherapeutics company, from April 2024 until October 2025. From August 2016 to February 2024, Dr. Joshi served in multiple leadership roles, culminating as EVP, CMO and Head of Clinical Development at Atara Biotherapeutics. From May 2011 to August 2016, Dr. Joshi served in multiple leadership roles, culminating as Senior Director, Medical Affairs at Allergan Medical. Prior to that, Dr. Joshi served in a variety of leadership roles at Hunt Bioventures, Synageva BioPharma Corp, Genzyme and HealthBanks. Dr. Joshi received his BA and Medical Degree from Boston University/ Boston University School of Medicine and completed his residency in Internal Medicine at Yale.

Patricia Hirano. Ms. Hirano is our Senior Vice President, Regulatory Affairs and has over 20 years of regulatory affairs in the biopharmaceutical industry. She joined the Company as Vice President, Regulatory Affairs in January, 2019. Prior to this, Ms. Hirano served as Head, Regulatory Affairs and Quality on a consulting basis. In this role, she was instrumental in the preparation and execution of meetings with the FDA and the European Medicines Agency (EMA), as well as obtaining US Fast-Track Designation and European Orphan Designation for DCCR. During this time, she was also responsible for the oversight of CMC and nonclinical aspects of DCCR’s development. Prior to consulting for the Company, Ms. Hirano was an independent consultant since May 2010 during which she was responsible for Regulatory Affairs strategy and development for client’s investigational biopharmaceutical, biosimilar, and combination products. She also conducted due-diligence for potential in-licensing products, developed project timelines and budgets, and prepared Orphan Drug Designation and Orphan Grant applications. From May 2006 to April 2010, she served as Director, Regulatory Affairs for Capnia, Inc. and was responsible for all aspects of regulatory affairs for the company’s investigational new drug product. Prior to Capnia, Inc., Ms. Hirano was Associate Director, Regulatory Affairs at Titan Pharmaceuticals, Inc. from August 2003 to April 2006; Management Consultant at PRTM (now PWC) from February to December 2002; Senior Regulatory Affairs Specialist from February 1998 to March 1999 and Manager, Regulatory Affairs from April 1999 and February 2002 at CV Therapeutics (acquired by Gilead Sciences in 2009); and Regulatory Affairs Associate from January 1994 to February 1997 and Senior Regulatory Affairs Associate from February 1997 to February 1998 at Matrix Pharmaceutical, Inc. (acquired by Chiron Corporation in 2002). She earned a Bachelor’s degree in physical education from the University of California, Berkeley, and Master of Public Health degree from San Jose State University.

Kristen Yen. Ms. Yen has over 25 years of clinical research experience in the pharmaceutical and medical device industries. She joined the Company 2006, and currently serves as the Senior Vice President of Global Clinical Operations and Patient Advocacy. Prior to joining the Company, she managed multiple U.S. and global clinical studies in oncology and held various positions of increasing responsibility at Titan Pharmaceuticals. She began her career in the industry as a clinical employee at PRA International. She has served as a team member and managed clinical studies in neonatology, neurology, pulmonary/allergy, cardiovascular disease, endocrine/metabolic disease, and oncology. She earned a Bachelor of Science degree in mathematics from the University of California, Davis, and a Master of Science degree in cell, molecular and neurosciences from the University of Hawaii, Manoa.

Michael Huang, M.D. Dr. Huang joined the Company as Senior Vice President, Clinical Development in November 2023 and had previously worked with us as a consultant since April 2023. Prior to joining Soleno, Dr. Huang was the Chief Medical Officer of DTx Pharma from May 2022 to January 2023, of AmMax Bio, Inc. from May 2020 to May 2022 and of Spruce Biosciences from June 2017 to February 2020. Earlier in his career, Dr. Huang held leadership roles at Regulus Therapeutics, Auspex Pharmaceuticals (until its acquisition by Teva), and Santarus, Inc. (until its acquisition by Salix). Dr. Huang received his Bachelor’s degree in molecular and cell biology from the University of California at Berkeley, his medical degree from the Chicago Medical School at Rosalind Franklin University, and his post-graduate internship and residency training from the University of California at Irvine / Long Beach Memorial Medical Center.

Board Leadership Structure

Following the retirement of our long-time Chairman, Dr. Ernest Mario, in August 2024, our Board of Directors appointed Matthew Pauls to serve as our Lead Independent Director. On April 9, 2025, Dr. Bhatnagar was appointed as the Chairman of our Board of Directors with Matthew Pauls remaining in his role as Lead Independent Director. As a general matter, our Board of Directors believes that appointing a Lead Independent Director, while our Chief Executive Officer serves as Chairman, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our Board of Directors as a whole. As Lead Independent Director, Matthew Pauls will preside over periodic meetings of our independent directors, serve as a liaison between our Chief Executive Officer and Chairman of the Board and our independent directors and perform such additional duties as our Board of Directors may otherwise determine and delegate.

Board Committees

Our Board of Directors has the authority to appoint committees to perform certain management and administration functions. Our Board of Directors has an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors. The inclusion of our website address in this proxy statement does not incorporate by reference the information on or accessible through our website into this proxy statement.

Audit Committee

Our audit committee consists of Andrew Sinclair, Birgitte Volck and Mark Hahn, each of whom satisfies the independence requirements under NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The chairperson of our audit committee is currently Dr. Sinclair. William G. Harris served as a member and the chairperson of the audit committee until his death in November 2025. Each member of our audit committee can read and understand fundamental financial statements in accordance with audit committee requirements. In arriving at this determination, our Board of Directors has examined each audit committee member’s scope of experience and the nature of his or her employment in the corporate finance sector.

Our audit committee oversees our corporate accounting and financial reporting process and assists our Board of Directors in oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications, independence and performance and our internal accounting and financial controls. Our audit committee is responsible for the appointment, compensation, retention and oversight of our independent auditors. Our Board of Directors has determined that Mr. Harris is an audit committee financial expert, as defined by the rules promulgated by the SEC.

Compensation Committee

Our compensation committee currently consists of Matthew Pauls, Andrew Sinclair and Dawn Bir, each of whom our Board of Directors has determined to be independent under NASDAQ listing standards, a “nonemployee director” as defined in Rule 16b-3 promulgated under the Exchange Act, and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code (Code Section 162(m)). The chairperson of our compensation committee is Mr. Pauls. William G. Harris served as a member of the compensation committee until his death in November 2025.

Our compensation committee oversees our compensation policies, plans and benefits programs and assists our Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. In addition, our compensation committee reviews and makes recommendations to our Board of Directors with respect to our major compensation plans, policies and programs and assesses whether our compensation structure establishes appropriate incentives for officers and employees.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Birgitte Volck, Matthew Pauls and Dawn Bir, each of whom our Board of Directors has determined to be independent under NASDAQ listing standards. The chairperson of our nominating and corporate governance committee is Dr. Volck.

Our nominating and corporate governance committee is responsible for making recommendations to our Board of Directors regarding candidates for directorships and the size and composition of the Board of Directors and its committees. In addition, our nominating and corporate governance committee is responsible for reviewing and making recommendations to our Board of Directors on matters concerning corporate governance and conflicts of interest.

Considerations in Evaluating Director Nominees

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating potential director nominees. In its evaluation of director candidates, including the current directors eligible for re-election, our nominating and corporate governance committee will consider the current size and composition of our Board of Directors and the needs of our Board of Directors and the respective committees of our Board of Directors and other director qualifications. While our Board of Directors has not established minimum qualifications for board members, some of the factors that our nominating and corporate governance committee considers in assessing director nominee qualifications include, without limitation, issues of character, integrity, judgment, diversity, age, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of the Company’s business, and other commitments. With respect to diversity, some of the factors that our nominating and corporate governance committee considers in assessing director nominee qualifications include, without limitation, race, ethnicity, gender, differences in professional background, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our Board. Although our Board of Directors does not maintain a specific policy with respect to board diversity, our Board of Directors believes that our Board of Directors should be a diverse body, and the nominating and corporate governance committee considers a broad range of perspectives, backgrounds and experiences.

If our nominating and corporate governance committee determines that an additional or replacement director is required, then the committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, board or management.

After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full Board of Directors the director nominees for selection. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors and our Board of Directors has the final authority in determining the selection of director candidates for nomination to our board.

Stockholder Recommendations for Nominations to the Board of Directors

Our nominating and corporate governance committee will consider candidates for directors recommended by stockholders. Our nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above. This process is designed to ensure that our Board of Directors includes members with diversity of experience, skills, professional background, gender, race, ethnicity, and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the Board of Directors, including appropriate financial and other expertise relevant to our business. Stockholders wishing to recommend a candidate for nomination should contact our Corporate Secretary in writing. Such recommendations must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, details regarding any shares of our stock which the nominee holds as of the time of the submission, evidence of the nominating person’s ownership of our Common Stock, a description of any arrangement between the stockholder and the nominee, and a written statement from the nominee acknowledging that if elected, the nominee will serve his or her term as director and will owe a fiduciary duty to our Company and our stockholders. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for membership on our Board of Directors. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors.

A stockholder can nominate a candidate directly for election to our Board of Directors by complying with the procedures in Section 2.4 of our bylaws and the rules and regulations of the SEC. Any eligible stockholder who wishes to submit a nomination should review the requirements in the bylaws on nominations by stockholders. Any nomination should be sent in writing to our Corporate Secretary at Soleno Therapeutics, Inc., 100 Marine Parkway, Suite 400, Redwood City, California, 94065. To be timely for our 2026 Annual Meeting of stockholders, our Corporate Secretary must receive the nomination not later than 45 days nor earlier than 75 days before the one-year anniversary of the date we first mailed its proxy materials to stockholders in connection with our previous year’s Annual Meeting of stockholders. The notice must state the information required by Section 2.4 of our bylaws and otherwise must comply with applicable federal and state law.

Communications with the Board of Directors

Stockholders wishing to communicate with our Board of Directors or with an individual member of our Board of Directors may do so by writing to our Board of Directors or to the particular member of our Board of Directors, and mailing the correspondence to our Corporate Secretary at Soleno Therapeutics, Inc., 100 Marine Parkway, Suite 400, Redwood City, California, 94065. Our Corporate Secretary will review all incoming stockholder communications (excluding mass mailings, product complaints or inquiries, job inquiries, business solicitations and patently offensive or otherwise inappropriate material), and if deemed appropriate, the stockholder communications will be forwarded to the appropriate member or members of our Board of Directors, or if none is specified, to the Chairman of our Board of Directors. This procedure does not apply to stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act.

Role in Risk Oversight

Our Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of business objectives, including organizational and strategic objectives, to improve long-term organizational performance and enhance stockholder value. The involvement of our Board of Directors in setting our business strategy is a key part of its assessment of management’s plans for risk management and its determination of what constitutes an appropriate level of risk for our Company. The participation of our Board of Directors in our risk oversight process includes receiving regular reports from members of senior management on areas of material risk to our Company, including operational, financial, legal and regulatory, and strategic and reputational risks.

While our Board of Directors has the ultimate responsibility for the risk management process, senior management and various committees of our Board of Directors also have responsibility for certain areas of risk management.

Our senior management team is responsible for day-to-day risk management and regularly reports on risks to our full Board of Directors or a relevant committee, including our risk management program and our cybersecurity policies, processes and practices. Our finance and regulatory personnel serve as the primary monitoring and evaluation function for Company-wide policies and procedures, and manage the day-to-day oversight of the risk management strategy for our ongoing business. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.

Our audit committee focuses on monitoring and discussing our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. Our audit committee also has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement. As appropriate, the audit committee provides reports to and receives direction from the full Board of Directors regarding our risk management policies and guidelines, as well as the audit committee’s risk oversight activities.

In addition, our compensation committee assesses our compensation policies to confirm that the compensation policies and practices do not encourage unnecessary risk taking. The compensation committee reviews and discusses the relationship between risk management policies and practices, corporate strategy and senior executive compensation and, when appropriate, reports on the findings from the discussions to our Board of Directors. Our compensation committee intends to set performance metrics that will create incentives for our senior executives that encourage an appropriate level of risk-taking that is commensurate with our short-term and long-term strategies.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.soleno.life. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements. The inclusion of our website address in this proxy statement does not incorporate by reference the information on or accessible through our website into this proxy statement.

Insider Trading Policy and Compliance

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions of the Company’s securities by directors, officers, employees, consultants, contractors and advisors of the Company, and other covered persons that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing requirements. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an officer or employee of the Company. None of our executive officers serve, or have served during the last fiscal year, as a member of a board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving on our Board of Directors or on our compensation committee.

Non-Employee Director Compensation

Directors who are employees do not receive any additional compensation for their service on our Board of Directors.

Our Board of Directors adopted our outside director compensation policy in March 2024 (as amended, the Director Compensation Policy) for non-employee directors of the Board of Directors. Our Board of Directors most recently approved amendments to the Director Compensation Policy in January 2026. Under the Director Compensation Policy, each non-employee director receives the cash and equity compensation for board services described below. The Company also reimburses non-employee directors for reasonable, customary, and documented travel expenses to board or committee meetings.

The Director Compensation Policy includes a maximum annual limit of $750,000 of cash retainers or fees and the Value (as defined below) of equity awards that may be paid, issued, or granted to a non-employee director in any fiscal year, increased to $1,000,000 in the first year an individual becomes a non-employee director. Any cash compensation paid, or equity awards granted to a person for services as an employee or for services as a consultant (other than as a non-employee director), or prior to the effective date of the Director Compensation Policy, will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

Cash Compensation

In 2025, non-employee directors were entitled to receive the following cash compensation for their services under the Director Compensation Policy:

•
$45,000 per year for service as a member of the Board of Directors (increased to $50,000 in January 2026);
•
$30,000 per year for service as the non-executive chair;
•
$27,500 per year for service as the lead independent director (increased to $30,000 in January 2026);

•
$20,000 per year for service as chair of the audit committee;
•
$10,000 per year for service as a member of the audit committee;
•
$15,000 per year for service as chair of the compensation committee;
•
$7,500 per year for service as a member of the compensation committee;
•
$10,000 per year for service as chair of the nominating and corporate governance committee; and
•
$5,000 per year for service as a member of the nominating and corporate governance committee.

Each non-employee director who serves as the chair of a committee will receive the annual fee for service as a member of the Board of Directors and only the additional annual cash fee as the chair of the committee, and not the annual fee as a member of the committee. All cash payments to non-employee directors are paid quarterly in arrears on a pro-rated basis.

Equity Compensation

Initial Award: In 2025, each individual who first became a non-employee director following the effective date of the Director Compensation Policy received, on the first trading date on or after the date on which the person first becomes a non-employee director (the Initial Start Date), an award (an Initial Award) of restricted stock units (RSUs) covering a number of RSUs having an aggregate Value (as defined below) of $600,000. Each Initial Award will vest in equal annual installments over a three year period, in each case subject to the non-employee director continuing to be a service provider through the applicable vesting date. If the individual was a member of the board of directors and also an employee, becoming a non-employee director due to termination of employment will not entitle them to Initial Awards.

Annual Award: In 2025, each non-employee director automatically received, on the date of the annual meeting of the stockholders, an annual award (an Annual Award) of RSUs having an aggregate Value (as defined below) of $300,000. Each Annual Award will vest in full on the earlier of (x) the first anniversary of the date on which the Annual Award is granted or (y) the date of the annual meeting of the stockholders that occurs following the date on which the Annual Award is granted, in each case subject to the non-employee director continuing to be a service provider through the applicable vesting date.

For purposes of the Director Compensation Policy, “Value” means, with respect to each Initial Award and Annual Award, the average of the closing prices of the Company’s Common Stock in each trading day occurring during the consecutive, thirty (30) trailing calendar day period ending on (and inclusive of) the Friday immediately preceding the grant date of the award, or such other methodology the Board of Directors or the Compensation Committee may determine prior to the grant of the award becoming effective.

In the event of a “change in control” (as defined in the Company’s 2014 Equity Incentive Plan), pursuant to the terms of the 2014 Equity Incentive Plan, each non-employee director will fully vest in their outstanding Company equity awards.

Except as noted below, the following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2025.

Name	Cash Compensation	Stock Awards	Total
Dawn Bir (2)	$50,408	$300,203	$350,611
Mark Hahn (3)	$11,957	$645,656	$657,613
William G. Harris (2)(4)	$65,999	$300,203	$366,202
Andrew Sinclair (2)	$—	300,203	$300,203
Matthew Pauls (2)	$90,136	300,203	$390,339
Birgitte Volck (2)	$60,272	300,203	$360,475

(1)
The amounts in this column reflect the aggregate grant date fair value of each award granted during the fiscal year, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in the Notes to our audited financial statements for the years ended December 31, 2025, 2024 and 2023 in our Annual Report on Form 10-K as filed with the SEC on February 25, 2026. The footnotes below list the aggregate number of shares and additional information with respect to the awards granted to each of our non-employee directors.
(2)
At the 2025 annual meeting, the director was granted an award of 3,991 restricted stock units, all of which are scheduled vest on the earlier of the 12 month anniversary of the date of grant or the day before the next annual meeting of stockholders, subject to continued service through each such date.
(3)
Mr. Hahn joined our Board of Directors in October 2025. In connection with his appointment, Mr. Hahn was granted an award of 10,046 restricted stock units, one third of which are scheduled vest on each anniversary of his appointment date, subject to continued service through each such date.
(4)
Mr. Harris passed away in November 2025.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10 percent of our Common Stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this proxy statement anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received and written representations of our executive officers, directors and 10% stockholders, we believe that during our fiscal year ended December 31, 2025, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (CD&A) describes the philosophy, objectives, process, components and additional aspects of our executive compensation program for the fiscal year ended December 31, 2025. This CD&A is intended to be read in conjunction with the compensation tables that immediately follow this section, which provide historical compensation information for our following named executive officers (NEOs):

Name	Position
Anish Bhatnagar	President and Chief Executive Officer
James Mackaness*	Former Chief Financial Officer
Meredith Manning	Chief Commercial Officer
Manher (AJ) Joshi**	Chief Development Officer
Kevin Norrett**	Chief Business Officer

*Mr. Mackaness stepped down as our Chief Financial Officer on March 2, 2026.

**Dr. Joshi was appointed as our Chief Development Officer on November 10, 2025, and Mr. Norrett was appointed as our Chief Business Officer on November 17, 2025.

Executive Summary

Key 2025 Business Results

The past year was a significant and highly productive year for Soleno as we successfully executed on commercialization of VYKAT XR and made progress in several key business areas.

In the past year, our key accomplishments included:

•
Net revenue from the sale of VYKAT XR for the quarter and year ended December 31, 2025, was $91.7 million and $190.4 million, respectively.
•
From approval on March 26, 2025 through December 31, 2025, we reported:
o
1,250 patient start forms received, including 207 in the fourth quarter
o
630 unique prescribers, including 136 new prescribers in the fourth quarter
o
859 active patients on drug as of December 31, 2025
o
Over 185 million lives covered
•
We achieved profitability with positive net income of $20.9 million for the year.
•
We generated $48.7 million of cash flow from operating activities in the fourth quarter.
•
We invested $100 million in accelerated share repurchase program announced in November 2025 and ended the year with $506.1 million of cash, cash equivalents and marketable securities.

On April 5, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Neurocrine Biosciences, Inc. (Neurocrine), and Sigma Merger Sub, Inc., a direct wholly-owned subsidiary of Neurocrine (Merger Sub), pursuant to which Neurocrine, through Merger Sub, agreed to commence a cash tender offer (the Offer) to purchase all of the issued outstanding shares of our common stock, at a price per share of $53.00 per share in cash. If successful, upon the terms and conditions set forth in the Merger Agreement, the Offer will be followed by a merger of Merger Sub with and into Soleno, with Soleno continuing as the surviving corporation and as a direct wholly owned subsidiary of Neurocrine. Neurocrine commenced the Offer on April 20, 2026.

Key Aspects of the 2025 Executive Compensation Program

Equity awards comprising of majority of our NEOs’ Compensation. More than 86% of our CEO’s target 2025 compensation was variable, at-risk long-term equity awards, consisting of stock options and restricted stock units (RSUs). More than 74% of Ms. Manning’s target 2025 compensation and more than 98% of Dr. Joshi and Mr. Norrett, who were new hires, was variable, at-risk long-term equity awards, consisting of stock options and RSUs. The Compensation Committee established a strong link between pay and performance for our NEOs through the 2025 annual cash bonus, ensuring an alignment of interests between the NEOs and those of our stockholders.

Base Salary. As discussed further below, our Compensation Committee approved a salary increase for each of our NEOs to bring their base salary closer to market levels and to be competitive among our peers.

Annual Cash Incentive Opportunity. Our 2025 annual cash incentive was based on achievement of certain non-financial and financial goals in research and development and operations, consistent with market practice for other companies similar to us in industry, stage of development and size. The Compensation Committee used these goals to focus our executive officers on the critical strategic priorities of regulatory approval and commercial launch activities. We achieved these goals above the targets established and the Compensation Committee approved a payout at 110% of the target.

2025 Equity Awards. The largest component of the executive compensation program are equity incentives. Our 2025 equity awards consist of time-based stock options and time-based RSUs. Our NEOs received their annual grants with a split of 65% stock options and 35% RSUs. Dr. Joshi and Mr. Norrett received their new hire grants in November 2025 with a split of 80% stock options and 20% RSUs.

Executive Compensation Philosophy and Objectives

We believe that an appropriate, well-designed compensation program should align executive interests with the drivers of growth and stockholder returns by supporting our achievement of our primary business goals. Further, the compensation program must enable us to attract and retain employees whose talents, expertise and leadership can drive our success and sustained growth in long-term stockholder value. We have designed and implemented a compensation program that is appropriate for our company given our business, industry, growth and other factors.

We operate in an intensely competitive market and seek to attract and retain a highly-talented management team. To meet this challenge, we have embraced a performance-oriented compensation philosophy focused on creating long-term value. Our executive compensation program is heavily weighted toward variable, at-risk pay through short-term cash incentives and long-term equity awards. Our Compensation Committee used its judgment, as well as market data in consultation with its independent compensation consultant, to establish an appropriate mix of pay elements that will reward our NEOs for the achievement of specific key strategic objectives while also creating long-term stockholder value and being competitive with our peer group.

Components of Our Executive Compensation Program

Our executive compensation program generally consists of, and is intended to strike a balance among, the following three principal components: base salary, annual performance-based cash bonuses and long-term incentive equity grants. We also provide our executive officers with severance and change-in-control benefits, as well as other benefits available to all our employees, including retirement benefits under the Company’s U.S. 401(k) plan and participation in employee benefit plans. The following chart summarizes the three main elements of compensation, their objectives and key features.

Element	Description	Objectives
Base Salary	• Fixed cash compensation. • Determined based on each executive officer’s role, individual skills, experience, performance, and external market value.	• Base salaries are intended to provide reliable compensation to executive officers, allow us to attract and retain skilled executive talent and maintain a stable leadership team.
Short-Term Incentives: Annual Cash Bonus	• Variable cash compensation based on the level of achievement of pre-determined annual corporate goals and personal performance.	• Promotes and rewards the achievement of key annual strategic, business and operational goals.
Long-Term Incentives: Equity-Based Compensation
•
Variable equity-based compensation.
•
Stock Options: All NEOs were granted options in 2025 that are time-based and provide the right to purchase shares at a price equal to the share price on the grant date.
•
RSUs: All NEOs also received RSUs that are time-based.

•
Motivates and rewards executive officers to achieve multi-year strategic goals that we believe will deliver sustained long-term value to shareholders, as well as to attract and retain executive officers.

Compensation Program Governance

The Compensation Committee assesses the effectiveness of our executive compensation program from time to time and reviews risk mitigation and governance matters, which includes maintaining the following best practices:

What We Do	What We Don’t Do

Pay for performance - structure a substantial portion of pay to be “at risk” and based on Company performance	No single trigger change in control benefits

Maintain an independent compensation committee that retains an independent compensation consultant	No guaranteed bonuses

Establish annual incentives based on achievement of rigorous performance goals	No hedging of company stock by our executive officers or directors

Establish and regularly review a peer group of companies based on industry, revenue and market capitalization and review peer pay regularly as a reference point	No pledging of company stock by our executive officers or directors

Balance short-term and long-term pay opportunities, so we do not over-emphasize short-term performance at the expense of long-term goals	No employment agreements that guarantee employment for our NEOs, who are at-will employees

Have a compensation recovery policy (“clawback”) in place

Compensation Determination Process

Role of the Compensation Committee

The Compensation Committee establishes the compensation philosophy and objectives, determines the structure, components and other elements of executive compensation, and reviews and approves the compensation of the NEOs or recommends it for approval by the Board. The Compensation Committee structures the executive compensation program to accomplish its articulated compensation objectives in light of the compensation philosophy described above. From time to time, and in conjunction with our Compensation Committee, the independent members of our Board may also be involved in setting the compensation of our CEO and other NEOs and determining the corporate objectives upon which our short-term and long-term incentives are based.

The Compensation Committee annually reviews compensation policies and procedures to determine if any updates are needed. The Compensation Committee also approves, or recommends to the Board for approval, the corporate objectives associated with our annual performance-based cash incentive program, as well as assessing the Company’s performance against those corporate objectives after the end of the year or making a recommendation to the Board as to the extent to which the Company has met those corporate objectives. Our Compensation Committee’s decisions and recommendations regarding executive compensation are based on the Compensation Committee’s assessment of the performance of Soleno and each individual executive officer, as well as other factors, such as prevailing industry trends and the competitive market for executive talent.

The Compensation Committee meets periodically throughout the year to manage and evaluate our executive compensation program, and generally determines executive compensation on an annual basis, typically at the beginning of each fiscal year; however, decisions may occur during the year for new hires, promotions or other special circumstances as the Compensation Committee determines appropriate.

Role of the CEO and Management

The Compensation Committee generally seeks the input of our CEO when discussing the performance of, and compensation for, our executive officers, including the NEOs other than the CEO. Our CEO is instrumental in developing both our annual and long-term strategic objectives and goals, which are reviewed and approved by the Compensation Committee and the Board. Further, our CEO is also instrumental in providing perspective on our performance against those goals.

Our CEO reviews the performance of the other executive officers, including the other NEOs, annually and presents his conclusions to the Compensation Committee and Board. He then provides corresponding compensation recommendations, including base salary adjustments, annual performance-based cash compensation targets and payouts, and equity awards. The Compensation Committee considers the CEO’s input as one factor in its deliberations to determine the compensation of our executive officers, including the other NEOs. The Compensation Committee gives significant weight to the recommendations of the CEO in light of his greater familiarity with the day-to-day performance of his direct reports and the importance of incentive compensation in driving the execution of managerial initiatives developed and led by the CEO.

While the CEO may attend Compensation Committee and Board meetings, the CEO may not be present during voting or deliberations on his compensation. In addition, other members of management may attend Compensation Committee and Board meetings to provide background information or advice, or to answer Compensation Committee and Board member questions, including with respect to the financial, accounting, tax and retention implications of various compensation decisions.

Role of the Independent Compensation Consultant

The Compensation Committee recognizes that there is value in procuring independent, objective expertise in connection with fulfilling its duties, and pursuant to its charter, the Compensation Committee has the authority to select and retain advisors to assist it with carrying out its duties and responsibilities.

The Compensation Committee has engaged the services of an independent compensation consultant, the Human Capital Solutions practice of Aon plc (Aon), to assist it in connection with making executive compensation decisions. The Compensation Committee has the authority, under its charter, to retain, terminate and set the terms of the Company’s relationship with Aon or any other outside advisors that assist the Compensation Committee in carrying out its responsibilities.

The Compensation Committee annually assesses the independence of Aon pursuant to SEC and Nasdaq rules. The Compensation Committee assessed the independence of Aon consistent with Nasdaq listing standards and concluded that the engagement of Aon does not raise any conflict of interest.

For our fiscal year 2025, Aon assisted the Compensation Committee with, among other things:

•
Providing compensation-related data for a peer group of companies to serve as a basis for assessing competitive compensation practices;
•
Reviewing and assessing our current non-employee director, CEO and other executive officer compensation policies and practices and equity profile, relative to market practices;
•
Reviewing and assessing our current executive compensation program relative to market practices to identify any potential changes or enhancements to be brought to the attention of the Compensation Committee; and
•
Reviewing market practices regarding base salary, bonus and equity programs.

While the Compensation Committee took into consideration the review and recommendations of Aon when making decisions about our executive compensation program, ultimately, the Compensation Committee made its own independent decisions in determining our executives’ compensation.

Consideration of Comparative Market Data

The Compensation Committee believes that obtaining relevant market and benchmark data is important to making determinations about executive compensation. This information provides a solid reference point for making decisions and very helpful context, even though, relative to other companies, there are differences and unique aspects of the Company.

With Aon’s assistance and input, the Compensation Committee annually adopts a peer group of companies that it uses as a reference group to provide a broad perspective on competitive pay levels and practices. The Compensation Committee reviews and approves the peer group companies that are used to evaluate competitive market compensation. In doing so, the Compensation Committee seeks to approve a peer group that is representative of the sector in which we operate and includes companies within an appropriate defined range in terms of key attributes.

In October 2024, the Compensation Committee determined that our peer group for determining the compensation of our NEOs in 2025 would focus on US-based biopharma companies with an emphasis on orphan and rare disease therapeutics in Phase III or emerging commercial stage. In general, the selection criteria consisted of the following:

•
market capitalizations between $600 million and $5.7 billion,
•
revenue below $200 million,
•
headcount generally below 300 employees, and
•
preference given to companies in San Francisco Bay Area and other biotech talent hubs where Soleno is most likely to recruit for executive talent.

Based on these criteria, the peer group for setting 2025 compensation consisted of the following 19 companies:

89bio Inc.	Iovance Biotherapeutics Inc.	SpringWorks Therapeutics Inc.
Agios Pharmaceuticals Inc.	KalVista Pharmaceuticals Inc.	Travere Therapeutics Inc.
Alector Inc.	Mirum Pharmaceuticals Inc.	Vera Therapeutics Inc.
Arcus Biosciences Inc.	Pliant Therapeutics Inc.	Vir Biotechnology Inc.
Cogent Communications Holdings Inc.	Protagonist Therapeutics Inc.	Viridian Therapeutics Inc.
Crinetics Pharmaceuticals Inc.	REGENXBIO Inc.
Geron Corporation	Rhythm Pharmaceuticals Inc.

The Compensation Committee utilizes the compensation of executive officers of the companies in this peer group as one reference point in its compensation decisions, along with various other factors, such as the individual’s performance and experience and competitive market conditions.

Additionally, when considering the establishment of 2025 compensation levels for our NEOs, the Compensation Committee, upon recommendation from Aon, supplemented the 2025 peer group market data with data derived from the Radford McLagan Compensation Database for public pre-commercial biopharmaceutical companies. This survey data was used to obtain a general understanding of the compensation practices of companies similar to ours at the time.

The Compensation Committee believes that the compensation practices of our peer group and the applicable survey data provided us with appropriate compensation reference points for evaluating and determining the compensation of our NEOs during 2025.

2025 Executive Compensation Program

Our executive compensation program generally consists of, and is intended to strike a balance among, the following three principal components: base salary, annual performance-based cash bonus, and long-term incentive equity compensation.

Base Salary

We provide each NEO with a base salary for the services that the executive officer performs for us. Base salaries were initially set at the time each NEO commenced employment with us and are reviewed annually. The Compensation Committee, in setting future salary determinations, will take into account a range of factors, which may include some or all of the following: the NEO’s position and responsibilities associated with that position; length of service; experience, expertise, knowledge, and qualifications; market factors; the industry in which we operate and compete; recruitment and retention factors; the NEO’s individual compensation history; salary levels of the other members of our executive team and similarly situated executives at comparable companies; and our overall compensation philosophy.

For several years during the development of our clinical program for VYKATTM XR, we held cash compensation artificially low to the competitive market to allow us to devote limited cash resources to the advancement of our mission and clinical objectives. As we have achieved key clinical milestones, raised additional capital, and executed initial commercial launch, we have begun the process of bringing compensation in line with competitive levels for other companies similar to us in size and stage of development.

For 2025, our Board of Directors approved increases to base salaries for our NEOs based on factors evaluated by the Compensation Committee, including performance and evaluation of the third-party market compensation data provided by Aon, as necessary to be competitive with our peer group. The 2025 base salaries became effective on January 1, 2025.

NEO	2025 Base Salary ($)	2024 Base Salary ($)	% Change
Anish Bhatnagar	739,000	640,000	15%
James Mackaness	511,000	460,000	11%
Meredith Manning	471,000	440,000	7%
Manher (AJ) Joshi	500,000	n/a	n/a
Kevin Norrett	475,000	n/a	n/a

Annual Performance-Based Cash Bonus

Our annual cash incentives for executive officers reward our NEOs for the achievement of key short-term objectives. Annual cash incentives are designed to motivate our NEOs to achieve research, clinical, operational, and organizational performance objectives that the Compensation Committee views as critical to the execution of our business strategy. For 2024, annual incentives for our NEOs were based 100% on corporate performance objectives.

Target Opportunities. The Compensation Committee determines the target cash incentive opportunity available to each NEO by taking the individual’s annual base salary in effect for the year and multiplying it by the individual’s target incentive percentage. Among other factors, the target incentive percentages are determined with reference to the peer group company percentages of salary for the respective positions and the proportion of total direct compensation represented by the annual cash incentive. The Compensation Committee reviewed market data to ensure our NEOs’ target opportunity levels provide an appropriate opportunity to earn bonuses and are competitive with the companies in our peer group. For 2025, our NEOs had the following annual cash bonus targets, which was the same for 2024:

NEO*	2025 Target Annual Bonus Opportunity as a % of Base Salary
Anish Bhatnagar	60%
James Mackaness	40%
Meredith Manning	40%

* Dr. Joshi and Mr. Norrett were not eligible to receive an annual cash bonus in 2025.

Corporate Performance Goals.

As an emerging commercial biopharmaceutical company, our success was best measured by achievement of certain developmental, research, and operational milestones. The corporate goals for 2025 were determined by our Board upon recommendation from the Compensation Committee and included certain developmental, research, and operational milestones. The goals were selected to directly impact our ability to advance our clinical program, meet regulatory deadlines, execute the US commercial launch, and expand our operations to increase the overall value of the Company in the future.

Our 2025 corporate goals were organized into five general categories: U.S. FDA approval, U.S. launch of DCCR in PWS, International business development, life cycle management, and corporate finance and staffing. In January 2026, the independent members of our Board of Directors met to consider how the Company had performed against our 2025 corporate goals. While the Board considered management’s views regarding their 2025 achievements, the Board made independent determination regarding the corporate performance. The Board noted that we did not meet the life cycle management and 1/3 of the international goals, but we exceeded our in US approval and launch goals. The Board determined that the Company’s performance met most of the 2025 Corporate Goals and exceeded some of the goals, and that the total level of achievement was 110% of target.

The specific operational performance metrics for our 2025 corporate goals are not disclosed because we believe it would be competitively harmful to do so, as it would provide competitors insight into our strategic and financial planning processes.

Payouts. The Compensation Committee and the independent members of our Board of Directors determined the 2025 corporate performance level for the NEOs to determine the total annual bonus payout. The amounts of the annual bonus awards for 2025 were determined as follows:

NEO	Base Salary ($)	Target Annual Bonus %	Target Incentive Amount ($)	Corporate Performance %	Payout (1) ($)
Anish Bhatnagar	$739,000	60%	$443,400	110%	$487,740
James Mackaness	$511,000	40%	$204,400	110%	$218,708
Meredith Manning	$471,000	40%	$188,400	110%	$201,588

Dr. Bhatnagar’s bonus was determined 100% based on corporate goal achievement, while the other NEOs’ bonuses were determined based on a mix of corporate (70%) and personal goal achievement (30%), with each of Mr. Mackaness and Ms. Manning receiving 100% attainment on their personal goals.

Equity-Based Incentive Awards

The third and largest component of the executive compensation program are equity incentives. The Compensation Committee designed the 2025 equity incentive opportunity for the NEOs to motivate, retain and reward executive officers to achieve multiyear strategic goals and deliver sustained long-term value to stockholders. Grants to our NEOs and other employees are made at the discretion of the Compensation Committee and are generally made upon commencement of employment, promotion or annually during the first quarter of each year.

We believe that our equity awards are an important retention and motivation tool for our executive officers, as well as for our other employees. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. Long-term equity incentives also promote retention, because executive officers will only receive value if they remain employed by us over the required term.

Our 2025 annual incentive program consisted of grants of stock options and RSUs. Historically, we have used stock option grants because we believe that they are an effective means by which to align the long-term interests of our executive officers with those of our stockholders. Among companies like ours that are similar in terms of stage of development, options are very common as the form of equity awards. Stock options motivate stock price appreciation over the long term because they deliver value only if the stock price increases. The use of stock options also can provide tax and other advantages to our executive officers relative to other forms of equity compensation.

Starting in 2023, we began to grant time-based and performance-based RSUs with the intent that they would serve as an important retention vehicle during our regulatory submission and approval process with the FDA and align the interests of management and stockholders to promote stability and retention of our executive team, while being less dilutive than stock options.

In determining the number of stock options and RSUs to be granted to an NEO, the Compensation Committee takes into account the range of long-term incentive award values granted to executive officers at the companies in the peer group. For annual grants made in January 2025, our NEOs received a split of 65% stock options and 35% RSUs. Dr. Joshi and Mr. Norrett received their new hire grants in November 2025 with a split of 80% stock options and 20% RSUs.

The option and RSU awards granted to our NEOs in fiscal year 2025 are set forth in the table below:

NEO	Stock Options (#)	Stock Options ($)(1)	RSUs (#)	RSUs ($)(1)
Anish Bhatnagar	115,600	$4,991,608	53,900	$2,650,263
James Mackaness	31,000	$1,338,580	14,500	$712,965
Meredith Manning	29,200	$1,260,856	13,600	$668,712
Manher (AJ) Joshi	72,321	$2,904,411	16,071	$744,248
Kevin Norrett	64,286	$2,633,797	14,286	$744,248

(1)
The amounts reported are grant date fair value computed in accordance with ASC 718 (defined below) based on the closing price of our common stock on the date of grant. These amounts do not reflect the actual economic value that may ultimately be realized by the NEOs.

The exercise price of all stock option awards to all NEOs is equal to the closing price of our shares on the date of the grant, and all stock options granted in 2025 have a ten-year term. The options are subject to time-based vesting, with one forty-eighth (1/48th) of the shares subject to the option vesting each month following the vesting commencement date, subject to the NEO’s continued provision of services to the Company. The RSUs were subject to time-based vesting in equal annual installments though a four-year vesting period. The vesting of stock options and RSUs is subject to the NEO’s continued provision of services to the Company. Vesting of awards may accelerate under certain termination and change in control events as described above under “Potential payments and benefits upon termination or change of control” in the Executive Compensation section.”

Retirement Benefits

All of our NEOs are eligible to participate in our 401(k) plan on the same basis as our other employees. Our 401(k) plan provides that each participant may contribute up to the statutory limit. In 2025, we made 50% matching contributions up to $4,000 of such participants contributions under the plan. We do not offer any retirement benefits other than our 401(k) plan.

Perquisites

We do not provide any perquisites or other personal benefits to our NEOs other than those we provide to all our similarly situated employees.

Additional Elements of Compensation

Employee Benefits

Our NEOs are eligible to participate in all our employee benefit plans, such as medical, dental, vision, group life, cell phone costs, reimbursement for certain wellness benefits and our 401(k) plan for U.S. employees, including the NEOs, in each case on the same basis as other employees, subject to applicable laws. Starting in 2026, under our 401(k) plan, the Company currently matches an employee’s contribution to the 401(k) plan, up to a maximum annual contribution of $8,000. In 2025, the Company matched 50% of an employee's contribution, up to a maximum of $4,000. We believe these plans are important to attracting and retaining experienced employees, including our executives.

Employment Agreements

Each of our NEOs is employed at-will and their compensation is reviewed periodically and subject to the discretion of the Compensation Committee and Board of Directors. We have entered into offer letters with each of our NEOs. Each of these offer letters include each officer’s base salary, an annual incentive cash bonus opportunity and standard employee benefit plan participation. The offer letters also acknowledge that each NEO will participate in our Key Executive Change in Control and Severance Plan. Any potential payments and benefits due upon a termination of employment or in connection with a change in control of the Company are described below under “ —Potential Payments upon Termination or Change in Control.”

We do not provide any excise tax gross-ups in connection with severance paid upon termination without cause, for good reason, or relating to a change-in-control transaction. All change in control cash payments are structured to be on a “double-trigger” basis, requiring an involuntary termination in connection with the change in control transaction.

Mr. Mackaness announced his retirement from the Company in February 2026, with the intention of having a short transition period as a full-time employee, following which it was anticipated that he would provide consulting services to the Company until December 31, 2026 under a consulting agreement. However, prior to his final day with Soleno, the Company determined that it would require Mr. Mackaness’s full-time services in order to negotiate the Merger Agreement with Neurocrine and close the transactions contemplated thereby. While Mr. Mackaness has resigned from his position as Chief Financial Officer of the Company, he has remained a full-time employee through the date hereof without any changes to his compensation.

Additional Compensation Policies and Practices

Compensation Recovery Policy

Our Board of Directors has adopted a compensation recovery policy (the Compensation Recovery Policy) intended to comply with applicable SEC rules and Nasdaq listing standards. The Compensation Recovery Policy is administered by our Compensation Committee (in such capacity, the Administrator) and enables us to recover from current and former officers, and such additional employees as may be identified by the Administrator from time to time, incentive-based compensation, as defined in the Compensation Recovery Policy, in the event of an accounting restatement resulting from material noncompliance with any financial reporting requirements under federal securities laws. For more information, see the full text of our Compensation Recovery Policy, which is filed as an exhibit to our Annual Report.

Insider Trading Policies and Procedures

We have insider trading policies and procedures that govern the purchase, sale, and other dispositions of Company securities by our directors, officers and employees, and the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq (our Insider Trading Policy). A copy of our Insider Trading Policy was filed as an exhibit to our Annual Report.

Anti-Hedging and Anti-Pledging Policies

All of our employees, officers and directors, consultants, and contractors (covered persons) are subject to our Insider Trading Policy, which prohibits the unauthorized disclosure of any material nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading. The policy also includes specific provisions which bar covered persons from hedging and pledging our securities. Covered persons are prohibited from pledging Soleno securities as collateral in a margin account or for loans unless specific pre-approval has been obtained from our Chief Financial Officer. Additionally, covered persons are barred from engaging in transactions in publicly traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding the Company’s securities.

Accounting Policies for Stock-Priced Compensation

We follow the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (ASC 718), for our stock-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of stock options under our equity incentive award plans are accounted for under ASC 718. The Compensation Committee or Board of Directors will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Risks from Compensation Policies and Practices

The Compensation Committee reviews our compensation policies and practices to determine areas of potential risks and the actions we have taken, or should take, to mitigate any such identified risks. Based on the Compensation Committee’s review of our compensation policies and practices, we do not believe that any risks relating to our compensation policies and practices are reasonably likely to have a material adverse effect on our business.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We grant equity awards on an annual basis and may grant equity awards on a discretionary basis in connection with certain events such as the commencement of employment and promotion. As discussed above, currently, we grant stock options and RSUs. We do not have a formal policy regarding the timing of awards of stock options in relation to our disclosure of material nonpublic information; however, the Compensation Committee does not target our grants of stock option awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Each fiscal year, the Compensation Committee adopts an annual budget for the grant of equity awards. As part of its standing agenda, the Compensation Committee reviews annual grants of equity awards to our NEOs at its regularly scheduled meeting in the first quarter of each year and either approves such grants or recommends such grants for approval by the independent members of our Board of Directors. The Company did not grant any stock options to our NEOs in fiscal year 2025 during any period beginning four business days before and ending one business day after the filing of any of the Company’s Quarterly Reports on Form 10-Q, or the filing or furnishing of any other Current Report on Form 8-K that disclosed material nonpublic information.

Report of the Compensation Committee

The information contained in the following Compensation Committee Report shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

The compensation committee has reviewed and discussed the foregoing “Executive Compensation” section of this Amended Annual Report on Form 10-K/A with management. Based on this review and discussion, the compensation committee recommended to our Board of Directors that such information be included in this Amended Annual Report on Form 10-K/A.

Respectfully submitted by the members of the compensation committee of the Board of Directors:

Matthew Pauls (Chair)

Andrew Sinclair

Dawn Bir

2025 Summary Compensation Table

The Summary Compensation Table below sets forth information regarding the compensation awarded to or earned by our named executive officers during the years ended December 31, 2025, 2024 and 2023.

Name and Position	Year Ended December 31,	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total($)
Anish Bhatnagar	2025	739,000	487,740	2,650,263	4,991,608	4,000	8,872,611
CEO and Chairman of the Board	2024	640,000	403,200	46,883,000	3,231,230	3,000	51,160,430
	2023	556,800	500,000	843,161	2,216,473	—	4,116,434
James Mackaness	2025	511,000	218,708	712,965	1,338,580	5,200	2,786,453
Former Chief Financial Officer	2024	460,000	193,200	6,923,200	1,195,555	3,000	8,774,955
	2023	400,000	240,000	152,691	418,945	—	1,211,636
Patricia Hirano
Senior Vice President, Regulatory Affairs	2024	375,000	137,813	5,018,600	516,997	3,000	6,051,410
	2023	340,000	153,000	147,782	388,190	—	1,028,973
Meredith Manning Chief Commercial Officer	2025	471,000	201,588	668,712	1,260,856	4,000	2,606,156
	2024	415,179	173,661	1,947,200	5,234,010	13,000	7,783,050

Manher (AJ) Joshi	2025	72,917	—	744,248	2,904,411		3,721,576
Chief Development Officer

Kevin Norrett	2025	59,275	—	675,014	2,633,797	150	3,369,336
Chief Business Officer

(1)
Bonus awards for executives are accrued ratably throughout the year and are subject to review and approval by the Compensation Committee of the Board of Directors subsequent to the year in which they are earned and accrued. For additional information regarding our annual bonus program for 2025, please see the Section below titled “Compensation Discussion and Analysis - Annual Performance-Based Cash Incentives”.
(2)
The amounts in this column reflect the aggregate grant date fair value of each award granted during the fiscal years ended December 31, 2025, 2024 and 2023, as applicable, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in the Notes to our audited financial statements for the years ended December 31, 2025, 2024 and 2023 in our Annual Report on Form 10-K as filed with the SEC on February 25, 2026.
(3)
The amounts in this column reflect a 401(k) matching contribution of $4,000 and $3,000 during 2025 and 2024, respectively, commuting benefits of $1,200 and $150 for Mr. Mackaness and Mr. Norrett, respectively, in 2025, and a relocation stipend of $10,000 for Ms. Manning in 2024.

Outstanding Equity Awards at December 31, 2025

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

		Option Awards						Stock Awards
		Number of Securities Underlying Unexercised Options
Name	Grant Date	Exercisable		Unexercisable		Option Exercise Price	Option Expiration Date	Number of Restricted Stock Units That Have Not Vested		Market Value of Restricted Stock Units That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Restricted Stock Units That Have Not Vested	Equity Incentive Plan Awards: Market Value of Restricted Stock Units That Have Not Vested
Anish Bhatnagar	1/10/2016	3,999	(1)	-		$120.75		-		-
	6/8/2016	4,015	(1)	-		$90.00		-		-
	4/19/2017	22,452	(1)	-		$44.25		-		-
	2/7/2018	60	(1)	-		$24.00		-		-
	5/18/2020	23,332	(1)	-		$51.15		-		-
	1/8/2021	35,000	(1)	-		$33.60		-		-
	1/28/2022	7,625	(2)	848		$5.10		-		-
	7/27/2022	73,333	(1)	-		$2.60		-		-
	1/25/2023	21,563	(2)	31,146		$2.41		-		-
	5/26/2023	133,835	(3)	66,918		$5.25		-		-
	1/4/2024	72,916	(4)	27,084		$36.70		-		-
	1/21/2025	26,491	(2)	89,109		$49.17		-		-
	1/21/2025	-		-		-		40,425	(5)	$1,871,678	(6)
James Mackaness	1/28/2022	2,729	(2)	271		$5.10		-		-
	1/25/2023	6,875	(2)	8,125		$2.41		-		-
	5/26/2023	55,132	(3)	12,119		$5.25		-		-
	1/4/2024	26,979	(4)	10,021		$36.70		-		-
	1/21/2025	7,104	(2)	23,896		$49.17		-		-
	1/21/2025	-		-		-		10,875	(5)	$503,513	(6)
Meredith Manning	1/24/2024	24,333	(7)	66,667		$46.31		-		-
	7/17/2024	-		-		-						20,000	$926,000	(8)
	1/21/2025	6,691	(2)	22,509		$49.17
	1/21/2025	-		-				10,200	(5)	$472,260	(6)
Manher (AJ) Joshi	11/10/2025	-		72,321	(9)	$46.31		-		-
	11/10/2025	-		-		-		16,017	(10)	$744,087	(6)
Kevin Norrett	11/17/2025	-		64,286	(12)	$47.25		-		-
	11/17/2025	-		-		-	-	14,286	(12)	$661,442	(6)

(1)
The options listed are fully vested and may be exercised in full.
(2)
The shares subject to the stock option vest over a four-year period as follows: 1/48th of the shares vest each month beginning on the vesting commencement date, subject to the officer’s continued service to the Company through each vesting date.
(3)
The shares subject to the stock option vest over a three-year period as follows: 1/36th of the shares vest each month beginning on the vesting commencement date, subject to the officer’s continued service to the Company through each vesting date.
(4)
The shares subject to the stock option vest over a three-year period as follows: 50% of the shares vest on the one year anniversary of the vesting commencement date and the remaining 50% vest in equal amounts each month thereafter over the next twenty-four months, subject to the officer’s continued service to the Company through each vesting date.
(5)
Represents RSUs awarded from the 2014 Plan, which will vest annually over four years starting December 15, 2025, subject to officer’s continued service to the Company through such date.
(6)
The market value of RSUs awarded is based on the Company’s common stock price of $46.30 as of December 31, 2025.

(7)
The shares subject to the stock option vest over a four-year period as follows: 25% of the shares vest on the one year anniversary of January 23, 2024 and one forty-eighth of the shares vest each month thereafter, subject to the officer’s continued service to the Company through each vesting date.
(8)
Represents Performance-Based RSUs awarded from the 2014 Plan which will vest upon the one-year anniversary of FDA approval of the Company’s NDA for VYKAT XR, subject to officer’s continued service to the Company through such date.
(9)
The shares subject to the stock option vest over a four-year period as follows: 25% of the shares vest on the one year anniversary of November 10, 2025 and one forty-eighth of the shares vest each month thereafter, subject to the officer’s continued service to the Company through each vesting date.
(10)
Represents RSUs awarded from the 2014 Plan, which will vest 50% on November 10, 2026 and one-third of the remainder annually over three years on November 10, 2027, November 10, 2028 and November 10, 2029, subject to officer’s continued service to the Company through such date.
(11)
The shares subject to the stock option vest over a four-year period as follows: 25% of the shares vest on the one year anniversary of November 17, 2025 and one forty-eighth of the shares vest each month thereafter, subject to the officer’s continued service to the Company through each vesting date.
(12)
Represents RSUs awarded from the 2014 Plan, which will vest 50% on November 17, 2026 and one-third of the remainder annually over three years on November 17, 2027, November 17, 2028 and November 17, 2029, subject to officer’s continued service to the Company through such date.

Option Exercises and Stock Vested in 2025

The following table sets forth the number of shares of common stock acquired during fiscal year 2025 by our named executive officers upon the exercise of stock options and the vesting of RSU awards and the value realized upon such exercise or vesting.

	Option Awards		Stock Awards
NEO	Number of Securities Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Securities Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Anish Bhatnagar	523,809	$28,904,093	438,475	$21,485,326
James Mackaness	70,000	$4,063,281	53,625	$2,629,569
Meredith Manning	37,000	$766,966	23,400	$1,149,230
Manher (AJ) Joshi	-	-	-	-
Kevin Norrett	-	-	-	-

(1)
Reflects the aggregate number of shares of common stock underlying the RSU awards that vested in 2025.
(2)
Calculated by multiplying (i) the fair market value of our Common Stock on the vesting date, which was determined using the closing price on the NASDAQ of a share of our Common Stock on the vesting date, by (ii) the number of shares of Common Stock acquired upon vesting.

Grants of Plan-Based Awards in 2025

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Target ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Option Exercise Price ($/Share)	Grant Date Fair Value Of Stock and Option Awards ($)(4)
Anish Bhatnagar
Options	1/21/2025			115,600	49.17	4,991,608
RSU Award	1/21/2025		53,900			2,650,263
Annual Cash Bonus		443,400
James Mackaness
Options	1/21/2025			31,000	49.17	1,338,580
RSU Award	1/21/2025		14,500			712,965
Annual Cash Bonus		204,400
Meredith Manning
Options	1/21/2025			29,200	49.17	1,260,856
RSU Award	1/21/2025		13,600			668,712
Annual Cash Bonus		188,400
Manher (AJ) Joshi
Options	11/10/2025			72,321	46.31	2,904,441
RSU Award	11/10/2025		16,071			744,248
Kevin Norrett
Options	11/17/2025			64,286	47.25	2,633,797
RSU Award	11/17/2025		14,286			675,013

(1)
Annual performance-based cash bonuses payable under our 2025 bonus program. See the section above titled “Compensation Discussion and Analysis - Annual Performance-Based Cash Bonus” for more information.
(2)
This column represents restricted stock unit awards granted under our 2014 Equity Incentive Plan which vest annually over 4 years, subject to continued service.
(3)
This column represents option awards granted under our 2014 Equity Incentive Plan which vest monthly over 48 months, subject to continued service.
(4)
The amounts in this column reflect the aggregate grant date fair value of each award granted during the fiscal year ended December 31, 2025, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in the Notes to our audited financial statements for the year ended December 31, 2025 in our Annual Report on Form 10-K as filed with the SEC on February 25, 2026.

Potential Payments upon Termination and upon Termination in Connection with a Change of Control

On January 21, 2026, the Board of Directors, upon the recommendation of the Compensation Committee, approved a Key Executive Change in Control and Severance Plan (the Executive Plan). The Executive Plan was approved to make certain enhancements in the event of certain qualifying terminations of employment, both outside of and in connection with a change in control of the Company, to better align with market practices and to align Company’s severance practices across the organization. The Executive Plan replaced the severance provisions in the Named Executive Officers' employment agreements and is summarized below.

The Executive Plan provides for certain severance payments and benefits to be provided to a participant in the event such participant’s employment is terminated under specified circumstances as set forth in the Executive Plan, subject to the participant satisfying certain conditions, including the delivery of a release of all claims in favor of the Company. Participants under the Executive Plan include all Vice Presidents and above, including the Company’s named executive officers currently employed by the Company: Anish Bhatnagar, the Chief Executive Officer, James Mackaness, the former Chief Financial Officer, Meredith Manning, the Chief Commercial Officer, Manher (AJ) Joshi, the Chief Development Officer, and Kevin Norrett, the Chief Business Officer.

If a participant experiences either a termination without “Cause” or a “Good Reason Termination” (each, as defined in the Executive Plan, and either referred to as an Involuntary Termination) outside of the time period commencing three months prior to a change in control and ending 12 months after a change in control (the Change in Control Period), the Company shall provide the participant with a payment equal to a number of months of base salary plus the target bonus percentage for the year in which the Involuntary Termination occurs, and a number of months of COBRA coverage, each as described in the table below. No vesting acceleration of then-outstanding equity awards is provided under the Executive Plan upon an Involuntary Termination outside of the Change in Control Period, except in the case of the Chief Executive Officer.

Participant	Salary (# Mos.)	Target Bonus (%)	COBRA (# Mos.)	Equity Acceleration (%)
Chief Executive Officer	18	100	18	25
Remainder C-Suite	12	Prorated, 100% max	12	n/a
Senior Vice President	9	Prorated, 75% max	9	n/a
Vice President	6	Prorated, 50% max	6	n/a

If a participant experiences an Involuntary Termination during the Change in Control Period, the Company shall provide the participant with a payment equal to a number of months of base salary plus the target bonus percentage for the year in which the Involuntary Termination occurs, a number of months of COBRA coverage and full vesting acceleration of then-outstanding equity awards, each as described in the table below.

Participant	Salary (# Mos.)	Target Bonus (%)	COBRA (# Mos.)	Equity Acceleration (%)
Chief Executive Officer	24	150	24	100
Remainder C-Suite	18	100	18	100
Senior Vice President	12	75	12	100
Vice President	9	50	9	100

The Executive Plan provides that if any payments or benefits received by a participant under the Executive Plan or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the Code) and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount results in a greater amount received by the participant on an after-tax basis. The Executive Plan does not require the Company to provide any tax gross-ups.

The following table lists our Named Executive Officers and the estimated payments and benefits that each of them would have received had their employment with the Company been terminated without “cause” or had they resigned for “good reason” on December 31, 2025, not in connection with a change of control of the Company.

Name	Estimated Total Value of Cash Payment ($)	Estimated Total Value of Health Coverage Continuation ($)	Value of Accelerated Equity ($) (1)
Dr. Bhatnagar	1,551,900	95,466	1,570,150
Mr. Mackaness	715,400	56,986	-
Ms. Manning	659,400	22,858	-
Dr. Joshi	700,000	45,378	-
Mr. Norrett	665,000	72,170	-

The following table lists our Named Executive Officers and the estimated payments and benefits that each of them would have received had their employment with the Company been terminated without “cause” or had they resigned for “good reason” in connection with a change of control of the Company on December 31, 2025.

Name	Estimated Total Value of Cash Payment ($)	Estimated Total Value of Health Coverage Continuation ($)	Value of Accelerated Equity ($) (1)
Dr. Bhatnagar	2,143,100	127,288	6,280,603
Mr. Mackaness	970,900	86,479	1,464,970
Ms. Manning	894,900	34,287	1,398,260
Dr. Joshi	950,000	68,068	744,087
Mr. Norrett	902,500	108,254	661,441

(1) We estimated the value of acceleration of any outstanding and unvested stock option and RSU awards held by each of our Named Executive Officers based on a market price of $46.30 per share for our common stock at the close of the market on December 31, 2025.

CEO Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K, we are providing the following information about the relationship between the median of the annual total compensation of all our employees (other than our Chief Executive Officer, Dr. Bhatnagar).

For 2025:

•
the median of the annual total compensation of all our employees (other than our Chief Executive Officer) was $597,225;
•
the annual total compensation of our Chief Executive Officer, as reported in the 2025 Summary Compensation Table included in this Proxy Statement, was $8,872,611;
•
the ratio of our Chief Executive Officer’s annual total compensation to the median of the annual total compensation of all our employees was 14.9:1.

This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

To identify our median employee, we used the following methodology:

•
To determine our total employee population, we included all full-time employees as of December 31, 2025, exclusive of our Chief Executive Officer. As of December 31, 2025, we employed approximately 172 individuals. We did not include any foreign, part-time, temporary, and seasonal employees, contractors or other non-employee workers in our employee population.
•
To identify our median employee from our employee population, we calculated the aggregate amount of each employee’s base salary or wages and 2025 cash bonus or sales commission, as appropriate, for the period from January 1, 2025 through December 31, 2025, which compensation measures were consistently applied. We elected to include the grant date fair value of equity awards granted in 2025 in determining the median employee because we determined that equity awards are widely granted throughout the organization.
•
We annualized the base salary or wages of all employees who were employed by us for less than the entire calendar year.
•
All compensation not paid in U.S. dollars was converted to U.S. dollars using the historic exchange rate made available by the United States Federal Reserve System as of December 31, 2025.

Using this approach, we identified our median employee. Once the median employee was identified, we then calculated the annual total compensation of this employee for 2025 using the same methodology we use for calculating the annual total compensation of our Named Executive Officers in accordance with the requirements of the Summary Compensation Table.

We determined our Chief Executive Officer’s annual total compensation for 2025 as reported in our 2025 Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock at April 15, 2026, for:

•
each of our directors;
•
each of our named executive officers;
•
all of our current directors and executive officers as a group; and
•
each person, or group of affiliated persons, who beneficially owned more than 5% of our Common Stock

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of our Common Stock that they beneficially owned, subject to applicable community property laws.

Applicable percentage ownership is based on 52,018,597 shares of our Common Stock outstanding as of April 15, 2026. We have deemed shares of our common stock subject to stock options or warrants that are currently exercisable or exercisable within 60 days of April 15, 2026 to be outstanding and to be beneficially owned by the person holding the stock option or warrant for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated below, the address of each beneficial owner listed in the table below is care of Soleno Therapeutics, Inc., 100 Marine Parkway, Suite 400, Redwood City, California, 94065.

Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares %
5% Stockholders
Janus Henderson Group plc (1)	7,178,354
Entities affiliated with Avoro Capital Advisors LLC (2)	2,900,000
Entities affiliated with Wellington Management Group LLP (3)	3,322,799
FMR LLC (4)	7,833,777
Blackrock, Inc. (5)	2,766,225
T. Rowe Price Associates, Inc. (6)	3,461,510
The Vanguard Group (7)	2,807,149
Named Executive Officers and Directors:
Anish Bhatnagar (8)	972,033
Dawn Bir (9)	39,626
Mark Hahn (10)	0
Matthew Pauls (11)	4,375
Birgitte Volck (12)	39,626
Andrew Sinclair (13)	26,904
James Mackaness (14)	219,163
Jennifer Fulk (15)	0
Meredith Manning (16)	77,130
Manher (AJ) Joshi (17)	489
Kevin Norrett (18)	416
All current directors and executive officers as a group (11 Persons, including Mr. Mackaness) (19)	1,694,989

* Represents beneficial ownership of less than one percent (1%).

(1)
Based solely on information provided in Amendment No. 8 to Schedule 13G/A, filed with the SEC on February 17, 2026 by Janus Henderson Group plc (the Janus Henderson Reporting Persons). The Janus Henderson Reporting Persons reported that Janus Henderson Group plc beneficially owns and has shared dispositive power with respect to 7,178,354 shares of our common stock. Janus Henderson has a 100% ownership stake in Janus Henderson Investors U.S. LLC (JHIUS), which is an investment adviser registered or authorized in its relevant jurisdiction and each furnishing investment advice to various fund, individual and/or institutional clients, including the Janus Henderson Reporting Persons (collectively referred to herein as Managed Portfolios). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, JHIUS may be deemed the beneficial owner of the shares held by the Managed Portfolios. The principal business address for the Janus Henderson Reporting Persons is 201 Bishopsgate, EC2M 3AE, United Kingdom.
(2)
Based solely on information provided in Schedule 13G, filed with the SEC on February 17, 2026, by (i) Avoro Capital Advisors LLC, a Delaware limited liability company (Avoro), which provides investment advisory and management services which acquired the shares of the Company solely for investment purposes on behalf of Avoro Life Sciences Fund LLC, a Delaware limited liability company, and (ii) Behzad Aghazadeh (Dr. Aghazadeh together with Avoro, the Avoro Reporting Persons), who serves as the portfolio manager and controlling person of Avoro. The address of the business office of each of the Avoro Reporting Persons is 110 Greene Street, Suite 800, New York, NY 10012.
(3)
Based solely on information provided in Schedule 13G, filed with the SEC on February 10, 2026 by Wellington Management Group LLP, as parent holding company of certain holding companies and the Wellington Investment Advisers. The securities are owned of record by clients of the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP (all such entities, the Wellington Entities). Each of the Wellington Entities reported shared voting power over 3,081,174 shares and shared dispositive power over 3,216,713 shares. The address of the Wellington Entities is c/o Wellington Management Company LLP, 280 Congress Street, Boston MA 02210.
(4)
Based solely on information provided in Amendment No. 1 to Schedule 13G/A, filed with the SEC on August 7, 2025. The address of FMR, LLC is 245 Summer Street, Boston, Massachusetts 02210.
(5)
Based solely on information provided in Schedule 13G, filed with the SEC on July 17, 2025. The address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.
(6)
Based solely on information provided in Amendment No. 1 to Schedule 13G/A, filed with the SEC on August 14, 2025. The address of T. Rowe Price Associates, Inc. is 1307 Point Street, Baltimore, MD 21231.
(7)
Based solely on information provided in Schedule 13G, filed with the SEC on October 31, 2025. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(8)
Represents 972,033 shares of common stock held by Dr. Bhatnagar, consisting of (i) 429,033 outstanding shares of common stock and (ii) 543,400 shares of common stock subject to outstanding options that are vested and exercisable within sixty days of April 15, 2026.
(9)
Represents 4,334 outstanding shares of common stock held by Ms. Bir.
(10)
Mr. Hahn joined the board of directors in October 2025 and does not beneficially own any shares.
(11)
Represents 4,375 shares of common stock subject to outstanding options held by Mr. Pauls that are vested and exercisable within sixty days of April 15, 2026.
(12)
Represents 39,626 shares of common stock held by Dr. Volck, consisting of (i) 13,545 outstanding shares of common stock, (ii) 22,090 shares of common stock subject to outstanding options that are vested and exercisable within sixty days of April 1, 2026 and (iii) 3,991 shares of common stock subject to outstanding RSUs held by Ms. Volck that are subject to release within 60 days of April 15, 2026.
(13)
Represents 26,904 shares of common stock held by Dr. Sinclair, consisting of (i) 3,991 shares of common stock subject to outstanding RSUs held by Dr. Sinclair that are subject to release within 60 days of April 15, 2026 and (ii) 22,913 shares of common stock subject to outstanding options held by Dr. Sinclair that are vested and exercisable within sixty days of April 15, 2026.
(14)
Represents 219,163 shares of common stock held by Mr. Mackaness, which consists of 126,875 shares of common stock subject to outstanding options that are vested and exercisable within sixty days of April 15, 2026.

(15)
Mrs. Fulk joined the Company in March 2026 and does not beneficially own any shares.
(16)
Represents 77,130 shares of common stock held by Ms. Manning, which consists of 51,423 shares of common stock subject to outstanding options that are vested and exercisable within sixty days of April 15, 2026.
(17)
Consists of 489 shares of common stock subject to outstanding options that are vested and exercisable within sixty days of April 15, 2026.
(18)
Consists of 416 shares of common stock subject to outstanding options that are vested and exercisable within sixty days of April 15, 2026.
(19)
Represents 1,694,989 shares of common stock, consisting of (i) 623,303 outstanding shares of common stock, (ii) 7,982 shares of common stock issuable upon the release of RSUs vesting within 60 days of April 1, 2026, and (iii) 1,063,704 shares of common stock subject to outstanding options that are vested and exercisable within sixty days of April 15, 2026.

Equity Compensation Plan Information

The following table provides information regarding the shares of our common stock that may be issued upon the exercise of stock options and RSUs under our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding stock options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of outstanding RSUs	Number of securities remaining available for future issuance under equity compensation plans
2014 Equity Incentive Plan approved by security holders	3,105,893	$38.11	443,291	358,527
2020 Inducement Equity Incentive Plan not approved by security holders	926,216	$40.08	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions that we were or will be a party to in which (i) an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our Common Stock or any member of the immediate family of any of the foregoing persons is a party and (ii) the amount involved exceeds $120,000.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Equity Awards to Executive Officers and Directors

We have granted, and we anticipate we will in the future grant, stock options and other equity awards to our named executive officers, other executive officers and certain of our directors. See the sections entitled “Board of Directors and Corporate Governance - Non-Employee Director Compensation” and “Executive Compensation.”

Indemnification Agreements

We have also entered into indemnification agreements with our directors and certain of our executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Employment Agreements

We have entered into employment agreements with certain of our executive officers related to their hiring or separation. See the section titled “Executive Compensation - Employment Agreements.”

Policies and Procedures for Related Party Transactions

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our Common Stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Any request for the Company to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our Common Stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

Under the listing requirements and rules of NASDAQ, independent directors must comprise a majority of a listed company’s Board of Directors.

Our Board of Directors has performed a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, our Board of Directors determined that Mr. Hahn, Mr. Pauls, Ms. Bir and Drs. Sinclair and Volck have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent,” as that term is defined under the applicable rules and regulations of the SEC, and the listing requirements and rules of NASDAQ. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company, any other transactional relationships a non-employee director may have with our Company, and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock held by each non-employee director and any of his, her and our respective affiliates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by CBIZ CPAs P.C. and Marcum LLP as our auditor for our fiscal years ended December 31, 2025 and 2024, respectively.

	2025	2024
Audit Fees (1)	$1,070,609	$1,050,280
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	10,800	10,800
	$1,081,409	$1,061,080

(1)
“Audit Fees” consist of aggregate fees for professional services provided by our auditor in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, consultations on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC.
(2)
“Audit-Related Fees” consist of fees and expenses billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)
“Tax Fees” consist of fees and expenses billed for professional services rendered by our auditor for tax compliance, tax advice and tax planning.
(4)
“All Other Fees” consist of aggregate fees billed for products and services provided by our auditor other than those fees disclosed above. For the years ended December 31, 2025 and 2024, the other fees consist of fees billed related to our information technology gap assessment.

Auditor Independence

In 2025, there were no other professional services provided by CBIZ CPAs P.C., that would have required our audit committee to consider their compatibility with maintaining the independence of CBIZ CPAs P.C..

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to our auditor for our fiscal years ended December 31, 2025 and 2024, respectively, were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.
Financial Statements: No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original 10-K.
2.
Financial Schedules: All schedules have been omitted because the information called for is not required or is shown either in the financial statements or in the notes thereto.
3.
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

31.3*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.4*	Certification of Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soleno Therapeutics, Inc.

Date: April 30, 2026	By:	/S/ ANISH BHATNAGAR
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Anish Bhatnagar and Jennifer Fulk, with full power of substitution and resubstitution and full power to act, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANISH BHATNAGAR Anish Bhatnagar	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 30, 2026

/S/ JENNIFER FULK Jennifer Fulk	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2026

/S/ MATTHEW PAULS Matthew Pauls	Lead Independent Director	April 30, 2026

/S/ ANDREW SINCLAIR Andrew Sinclair	Director	April 30, 2026

/S/ MARK HAHN Mark Hahn	Director	April 30, 2026

/S/ DAWN BIR Dawn Bir	Director	April 30, 2026

/S/ BIRGITTE VOLCK Birgitte Volck	Director	April 30, 2026