Form 10-Q
period 2026-03-31
SOLENO THERAPEUTICS INC
filed 2026-05-07
CIK 1484565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, there were 52,120,147 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

SOLENO THERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Soleno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$133,026	$70,106
Marketable securities	122,573	235,366
Accounts receivable, net	47,139	28,208
Inventory, net	17,308	15,024
Prepaid expenses and other current assets	6,330	7,110
Total current assets	326,376	355,814
Long-term assets
Property and equipment, net	202	185
Operating lease right-of-use assets	3,891	2,191
Intangible assets, net	4,374	4,861
Long-term marketable securities	273,382	200,616
Other long-term assets	163	163
Total assets	$608,388	$563,830
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,386	$12,435
Accrued compensation	5,723	9,677
Operating lease liabilities	1,163	726
Contingent liability for Essentialis purchase price	13,846	20,327
Other current liabilities	24,931	18,198
Total current liabilities	58,049	61,363
Long-term liabilities
Long-term debt, net	49,871	49,863
Long-term lease liabilities	3,243	1,964
Other long-term liabilities	1,425	525
Total liabilities	112,588	113,715
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,718,149 and 52,286,881 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	52	52
Additional paid-in-capital	897,578	881,018
Accumulated other comprehensive income (loss)	(1,838)	415
Accumulated deficit	(399,992)	(431,370)
Total stockholders’ equity	495,800	450,115
Total liabilities and stockholders’ equity	$608,388	$563,830

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Product revenue, net	$94,603	$—

Operating expenses
Cost of goods sold	1,198	—
Research and development	11,274	13,517
Selling, general and administrative	50,369	29,259
Change in fair value of contingent consideration	484	2,967
Total operating expenses	63,325	45,743
Operating income (loss)	31,278	(45,743)
Other income (expense), net
Interest income, net	4,927	3,331
Interest expense	(1,292)	(1,361)
Total other income (expense), net	3,635	1,970
Income (loss) before provision for income taxes	34,913	(43,773)
Provision for income taxes	3,535	—
Net income (loss)	$31,378	$(43,773)

Other comprehensive income (loss)
Net unrealized loss on marketable securities	(2,225)	(139)
Foreign currency translation adjustment	(28)	4
Total comprehensive income (loss)	$29,125	$(43,908)

Net income (loss)	31,378	(43,773)
Less: Undistributed earnings attributable to participating securities	(1)	—
Net income (loss) attributable to common stockholders - basic and diluted	$31,377	$(43,773)

Net income (loss) per share - basic	$0.60	$(0.95)
Net income (loss) per share - diluted	$0.59	$(0.95)

Weighted-average common shares outstanding - basic	52,091,047	46,178,793
Weighted-average common shares outstanding - diluted	53,066,971	46,178,793

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2026	52,286,881	$52	$881,018	$415	$(431,370)	$450,115
Stock-based compensation	-	-	16,509	-	-	16,509
Repurchase of common stock	(662,497)	-	-	-	-	-
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	93,794	-	52	-	-	52
Tax withholding payments for net share-settled equity awards	(29)	-	(1)	-	-	(1)
Net unrealized loss on marketable securities	-	-	-	(2,225)	-	(2,225)
Foreign currency translation adjustment	-	-	-	(28)	-	(28)
Net income	-	-	-	-	31,378	31,378
Balances at March 31, 2026	51,718,149	$52	$897,578	$(1,838)	$(399,992)	$495,800

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2025	45,703,811	$46	$696,966	$361	$(452,260)	$245,113
Stock-based compensation	-	-	14,679	-	-	14,679
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	943,980	1	13,365	-	-	13,366
Exercise of common stock warrants	1,879,678	2	3,009	-	-	3,011
Net unrealized loss on marketable securities	-	-	-	(139)	-	(139)
Foreign currency translation adjustment	-	-	-	4	-	4
Net loss	-	-	-	-	(43,773)	(43,773)
Balances at March 31, 2025	48,527,469	$49	$728,019	$226	$(496,033)	$232,261

See accompanying notes to condensed consolidated financial statements

Soleno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$31,378	$(43,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	514	504
Accretion of premium/discount on marketable securities	(221)	(980)
Non-cash lease expense	149	195
Amortization of debt issuance costs	8	8
Stock-based compensation expense	16,056	14,679
Change in fair value of contingent consideration	484	2,967
Other non-cash reconciling items	(28)	4
Change in operating assets and liabilities:
Accounts receivable	(18,931)	-
Inventory	(1,831)	-
Prepaid expenses, other current assets and other assets	780	(3,416)
Accounts payable	(2,970)	(3,336)
Accrued compensation	(3,954)	(499)
Operating lease liabilities	(133)	(40)
Essentialis acquisition milestone payments	(2,954)	-
Other liabilities	7,633	935
Net cash provided by (used in) operating activities	25,980	(32,752)
Cash flows from investing activities:
Purchases of property and equipment	(40)	(5)
Purchases of marketable securities	(101,268)	(45,358)
Maturities of marketable securities	139,291	68,300
Net cash provided by investing activities	37,983	22,937
Cash flows from financing activities:
Payment for repurchase of common stock	(4)	-
Payment of debt issuance costs	-	(62)
Proceeds from exercise of common stock warrants	-	3,011
Proceeds from exercise of stock options	52	269
Tax withholding payments for net share-settled equity awards	(1)	-
Essentialis acquisition milestone payments	(1,090)	-
Net cash provided by (used in) financing activities	(1,043)	3,218
Net increase (decrease) in cash and cash equivalents	62,920	(6,597)
Cash and cash equivalents, beginning of period	70,106	87,928
Cash and cash equivalents, end of period	$133,026	$81,331

Supplemental disclosure of non-cash operating and financing information
Cash paid for interest	$1,155	$805
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$1,849	$-
Purchases of property and equipment included in accounts payable	$4	$-

See accompanying notes to condensed consolidated financial statements.

Soleno Therapeutics, Inc.

March 31, 2026

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Overview

Soleno Therapeutics, Inc. (the Company or Soleno) is a biopharmaceutical company developing novel therapeutics for the treatment of rare diseases. The Company is incorporated in the State of Delaware and is headquartered in Redwood City, California.

On March 26, 2025, the Company announced that its lead product candidate, VYKATTM XR (diazoxide choline) extended-release tablets, formerly known as DCCR, had been approved by the U.S. Food and Drug Administration (FDA). VYKAT XR is indicated to treat hyperphagia in adults and pediatric patients four years of age and older with Prader-Willi syndrome (PWS). On April 14, 2025, the Company announced that prescriptions of VYKAT XR had been delivered to the first individuals living with PWS who had been prescribed the medication and began recognizing revenue from the sales of VYKAT XR during the three months ended June 30, 2025. On April 6, 2026, the Company announced that it had entered into an Agreement and Plan of Merger (the Merger Agreement) with Neurocrine Biosciences, Inc. (Neurocrine) and Sigma Merger Sub, Inc. (Merger Sub) on April 5, 2026, pursuant to which Neurocrine, through Merger Sub, agreed to commence a cash tender offer (the Offer) to purchase all of the issued and outstanding shares of the common stock of the Company at a price per share of $53.00 per share. The Offer commenced on April 20, 2026 and is expected to close during the three months ending June 30, 2026, pursuant to the terms of the Merger Agreement, with the result being the Company becoming a wholly-owned subsidiary of Neurocrine.

Note 2. Liquidity

The Company generated $26.0 million of net cash from its operating activities, had a net income of $31.4 million during the three months ended March 31, 2026 and had an accumulated deficit of $400.0 million at March 31, 2026, as a result of losses incurred prior to 2025. The Company had $133.0 million of cash and cash equivalents and $396.0 million of marketable securities as of March 31, 2026. With FDA approval of VYKAT XR and first prescriptions being delivered in April 2025, the Company began recognizing revenue and became profitable during 2025. The Company’s ability to sustain operating profitability is dependent upon continued successful commercialization of VYKAT XR.

As of March 31, 2026, the Company had $50.0 million outstanding under the loan and security agreement with Oxford Financing LLC and its affiliates (collectively, Oxford) entered into in December 2024. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn down. Following the amendment of the Company's loan and security agreement in November 2025, the final three tranches of aggregate of $100 million may be made available upon mutual consent with Oxford. As a result of a milestone achieved in 2025, the loan carries an interest-only period of 60 months and a total term of 72 months. The term loan accrues interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

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

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2026 as compared to the significant accounting policies described in Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2026. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2026.

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

Accounts Receivable, net

Accounts receivable, net consists of amounts due from customers, net of customer allowances for cash discounts and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, the Company has not experienced any credit losses. The Company's contract with its customer has customary payment terms that require payment within 45 days. The Company analyzes amounts that are past due for collectability, and periodically evaluates the creditworthiness of its customer. Based on its assessment, as of March 31, 2026, the Company determined that an allowance for credit loss was not required.

Concentration of Major Customers and Off-Balance Sheet Risk

The Company contracts with one customer, its specialty pharmacy, to market and distribute VYKAT XR to patients in the United States. As of March 31, 2026, its accounts receivable, net are solely from sales of VYKAT XR, and are from this sole customer.

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

Product Revenue, net

The Company currently sells its product primarily to one customer, a specialty pharmacy. The product is distributed through a third-party logistics distribution agent (3PL) that does not take title to the product. In the Company's agreement with the 3PL, the Company acts as principal because it retains control of the product. Once the product is delivered to the Company’s specialty pharmacy, the specialty pharmacy takes title to the product. The specialty pharmacy then distributes the product to patients. The Company offers returns of product sold to the customer on a limited basis; however, no material returns have been recognized to date.

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

The following are the components of variable consideration related to product revenue:

Government rebates: The Company is subject to discount obligations under several government programs, including Medicaid programs, Medicare and TRICARE in the United States. The Company estimates these rebates based upon a range of possible outcomes that are weighted for the estimated payer mix. These reserves are recorded in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in other current liabilities on the Company's condensed consolidated balance sheets. On a quarterly basis, the Company updates its estimates and records any adjustments in the period that it identifies the adjustments.

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

The table below summarizes balances and activity in each of the product revenue allowance and reserve categories as follows (in thousands):

	Rebates	Discounts and Chargebacks	Copay Assistance and Returns	Total
Balance as of December 31, 2025	$13,685	$723	$347	$14,755
Provisions	12,243	2,743	913	15,899
Credits/payments	(10,239)	(2,257)	(904)	(13,400)
Balance as of March 31, 2026	$15,689	$1,209	$356	$17,254

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting all entities to assume that current conditions as of the balance sheet date will remain unchanged for the life of the asset when estimating expected credit losses under ASC 606. For entities other than public business entities, the ASU also allows an accounting policy election to consider cash collections received after the balance-sheet date in their estimates. An entity that makes this election must disclose the date through which subsequent collections are evaluated. The ASU is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company adopted this standard effective January 1, 2026 using a prospective approach, and it has no impact on its disclosures and does not impact the results of operations or financial condition.

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

The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at March 31, 2026 (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$221,241	$31	$(879)	$220,393
Other government agency securities	23,226	-	(85)	23,141
Corporate debt securities and commercial paper	153,314	7	(900)	152,421
Total	$397,781	$38	$(1,864)	$395,955

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$132,632	$132,632	$—	$—
Total cash equivalents	$132,632	$132,632	$—	$—

Marketable securities:
U.S. treasury securities	$220,393	$—	$220,393	$—
Other government agency securities	23,141	—	23,141	—
Corporate debt securities and commercial paper	152,421	—	152,421	—
Total marketable securities	395,955	—	395,955	—
Total assets	$528,587	$132,632	$395,955	$—

Liabilities
Essentialis purchase price contingency liability	$13,846	$—	$—	$13,846
Total liabilities	$13,846	$—	$—	$13,846

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$63,613	$63,613	$—	$—
Total cash equivalents	$63,613	$63,613	$—	$—

Marketable securities:
U.S. treasury securities	$274,832	$—	$274,832	$—
Other government agency securities	23,216		$23,216
Corporate debt securities and commercial paper	137,934	—	137,934	—
Total marketable securities	435,982	—	435,982	—
Total assets	$499,595	$63,613	$435,982	$—

Liabilities
Essentialis purchase price contingency liability	$20,327	$—	$—	$20,327
Total liabilities	$20,327	$—	$—	$20,327

Based on the terms of the Company’s completed merger with Essentialis on March 7, 2017, the Company was obligated to make cash earnout payments of up to a maximum of $20.9 million to the former Essentialis stockholders. The fair value of the Essentialis purchase price contingent liability is estimated using scenario-based methods based upon the Company’s analysis of the likelihood of obtaining specified approvals from the U.S. Food and Drug Administration (FDA) as well as achieving two commercial sales milestones of $100 million and $200 million in cumulative revenue. The Level 3 estimates are based, in part, on subjective assumptions. The first commercial milestone of $100 million in cumulative revenue was met during the fourth quarter 2025, and earnout payments of approximately $4.0 million were paid during the three months ended March 31, 2026. The remainder of the first milestone payments of $2.9 million are in accounts payable as of March 31, 2026 awaiting settlement. We achieved the second and final commercial milestone of $200 million in cumulative revenue in the three months ended March 31, 2026.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2026 and 2025 (in thousands):

Purchase Price
Contingent Liability
Balance at January 1, 2026	$20,327
Contingent consideration milestone payments	(4,044)
Contingent consideration milestone liability in accounts payable	(2,921)
Change in value of contingent liability	484
Balance at March 31, 2026	$13,846

Purchase Price
Contingent Liability
Balance at January 1, 2025	$14,791
Change in value of contingent liability	2,967
Balance at March 31, 2025	$17,758

Note 5. Balance Sheet Components

Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$4,771	$6,449
Work in process	5,566	2,710
Finished goods	7,220	6,022
Less: Reserve for excess and obsolete inventory	(249)	(157)
Total inventory, net	$17,308	$15,024

Other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Product revenue reserve for rebates, returns, and other incentives	$16,045	$14,031
Accrued consulting and professional fees	3,905	1,902
Accrued research and development costs	916	679
Accrued income tax payable	2,770	-
Accrued clinical trial site costs	700	1,130
Accrued interest payable	395	403
Other	200	53
Total other current liabilities	$24,931	$18,198

Note 6. Commitments and Contingencies

Facility Leases

On June 13, 2024, the Company entered into an office lease in Redwood City, California for its headquarters facility. The lease provides office space of approximately 18,026 square feet and for base monthly rent payments beginning at $57,400 that increase annually by approximately 3.0% over the term of five years from the date of occupancy. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. The lease commencement date was September 1, 2024 when the premises became available for occupancy. The Company’s operating lease for its predecessor headquarters facility office space in Redwood City, California began on June 1, 2023 and expired in May 2025.

On November 25, 2025, the Company executed an amendment to its office lease in Redwood City, California for additional office space for its headquarters facility. The amendment provides additional office space of approximately 17,779 square feet and for base monthly rent payments beginning at $32,747 that increase annually to $79,650 in the final year of the lease in 2029. In addition to base rent, the Company has agreed to reimburse the landlord for certain operating expenses under the terms of the lease. The amended lease commencement date was March 10, 2026 when the premises became available for occupancy and the related operating lease ROU assets and liabilities were recorded in the Company's condensed consolidated balance sheet as of March 31, 2026.

The Company's operating lease right-of-use (ROU) assets, current operating lease liabilities and long-term operating lease liabilities each appear as a separate line within the Company's condensed consolidated balance sheets. In September 2024, the Company recorded an increase to its ROU assets by $2.8 million and an increase to its lease liability of $2.8 million as a result of the June 2024 office lease. In March 2026, the Company recorded an increase to its ROU assets by $1.8 million and an increase to its lease liability of $1.8 million as a result of the November 2025 office lease. As of March 31, 2026 and December 31, 2025, the Company's short-term lease liabilities were equal to $1.2 million and $0.7 million, respectively, and the long-term operating lease liabilities were equal to $3.2 million and $2.0 million, respectively.

The weighted average discount rate related to the Company's lease liabilities was 9.6% as of March 31, 2026 over a remaining term of 3.4 years, and 8.5% as of December 31, 2025 over a remaining term of 3.7 years. The discount rate was determined based on estimates of the Company’s incremental borrowing rate, as the discount rate implicit in the lease cannot be readily determined.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost:
Operating lease cost	$216	$258
Variable lease cost	-	4
Short-term lease cost	75	14
Total operating lease cost	$291	$276

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$201	$103

The following is a schedule by year of future maturities of the Company's operating lease liabilities as of March 31, 2026 (in thousands):

2026 (remainder of the year)	$810
2027	1,367
2028	1,777
2029	1,302
Total lease payments	5,256
Less interest	(850)
Total	$4,406

Other Commitments

The Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services and supplies, and vendors for preclinical studies as well as other services and products for operating purposes, which are generally cancelable upon written notice. As of March 31, 2026, the Company’s non-cancelable other commitments were $16.2 million in the aggregate.

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

As of March 31, 2026, the Company had $50.0 million outstanding under the loan and security agreement with Oxford. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn down. Following the amendment of the loan and security agreement in November 2025, the final three tranches of an aggregate of $100 million may be made available upon mutual consent with Oxford. As a result of a milestone achieved in 2025, the loan carries an interest-only period of 60 months and a total term of 72 months. The term loan accrues interest, payable monthly, at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%. As a result of a milestone achieved in 2025, the term loan will begin to amortize in equal monthly installments beginning on February 1, 2030, through the maturity date of December 1, 2030. As a result of a milestone achieved in 2025, the final principal payment will include a fee of 6.5% of the total principal borrowed. The $3.3 million final interest payment related to the $50 million borrowed as of March 31, 2026 is accrued over the term of loan as long-term accrued interest payable. $661 thousand and $525 thousand were accrued as part of other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively. Loan issuance costs of $174 thousand were recorded as a reduction of the principal loan balance on the condensed consolidated balance sheet and are amortized as interest expense over the term of the loan.

The outstanding long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-term debt	$50,000	$50,000
Unamortized debt issuance costs	(129)	(137)
Total long-term debt, net	$49,871	$49,863

The following table provides the components of interest expense related to the long-term debt (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense based on contractual loan rate	$1,147	$1,228
Amortization of debt issuance costs and accretion of final interest payment	145	133
Total interest expense	$1,292	$1,361

The loan and security agreement provides for both affirmative and negative covenants, including covenants limiting the ability of the Company and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the loan and security agreement contains a minimum revenue covenant commencing on the earlier of the date that more than $50 million principal amount of term loans have been funded under the loan and security agreement and June 30, 2026; provided that such minimum revenue covenant shall not be tested during periods when the Company’s market capitalization or unrestricted cash meet certain minimum thresholds. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the loan and security agreement, the termination of the lenders’ commitments, a 5.0% increase in the applicable rate of interest and the exercise by the lender of other rights and remedies provided for under the loan and security agreement. The Company was in compliance with all applicable debt covenants as of March 31, 2026.

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

The warrants were separated into two tranches with 8,598,870 Tranche A Warrants with an exercise price of $1.75 per share and aggregate proceeds of up to approximately $15.0 million, and 14,000,000 Tranche B Warrants with an exercise price of $2.50 per share and aggregate proceeds of up to $35.0 million. The Tranche A warrants were immediately exercisable and were required to be exercised within 30 days of announcement of positive top-line data from the randomized withdrawal period of Study C602. On September 26, 2023, the Company announced positive top-line data and subsequently received $15.0 million from the exercise of the Tranche A warrants. The Tranche B warrants were also immediately exercisable and, following the FDA's approval of VYKAT XR, the remainder of these warrants were exercised. The Company received an aggregate of $35.0 million from the exercise of the Tranche B warrants. As of March 31, 2026, there were no remaining warrants outstanding under the Securities Purchase Agreement.

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

Through March 31, 2026, 2,150,406 of the March 2022 common warrants had been exercised for gross proceeds of $9.7 million and 1,847,995 warrants were exercised using the cashless exercise option with no proceeds to the Company. As of March 31, 2026, 1,599 of the March 2022 common warrants remained outstanding.

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

Common Stock Warrants

As of March 31, 2026 and December 31, 2025, the following table summarizes the Company's outstanding common stock warrants:

	As of March 31, 2026		As of December 31, 2025
	Number of Common Warrant Shares	Weighted-Average Exercise Price per Share	Number of Common Warrant Shares	Weighted-Average Exercise Price per Share	Expiration Date
March 2022 Common warrants	1,599	$4.50	1,599	$4.50	March 2027
October 2023 Pre-funded warrants	250,000	$0.01	250,000	$0.01	N/A
Total	251,599		251,599

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

On February 25, 2026, the Company filed a Registration Statement on Form S-8, which registered an additional 2,091,475 shares that automatically became available for issuance under the 2014 Plan as of January 1, 2026. As of March 31, 2026, a total of 1,124,456 shares were available for future grant under the 2014 Plan.

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

As of March 31, 2026, a total of 23,068 shares were available for future grant under the Inducement Plan.

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

Stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$4,187	$4,314
Selling, general and administrative	11,869	10,365
Total	$16,056	$14,679

After the FDA approval of VYKAT XR in March 2025, the Company began capitalizing stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYKAT XR. For the three months ended March 31, 2026, the Company capitalized into inventory $0.5 million.

Stock Options

The Company granted options to purchase 577,525 and 587,161 shares of the Company’s common stock to employees during the three months ended March 31, 2026 and 2025, respectively. The Company granted options to purchase 3,600 shares of the Company's stock to a consultant during the three months ended March 31, 2025. There were no performance-based options granted during the three months ended March 31, 2026 and 2025, respectively. The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
	2026	2025
Expected life (years)	6.0-6.1	5.9-6.1
Risk-free interest rate	3.6%-3.9%	4.1%-4.7%
Volatility	115%-117%	118%-120%
Dividend rate	— %	— %

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

The following table summarizes stock option transactions for the three months ended March 31, 2026 under the 2014 Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price per	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	Outstanding	Share	(in years)	(in thousands)
Balance at January 1, 2026	4,032,109	$38.56	8.26	$47,415
Options granted	577,525	41.95
Options exercised	(8,944)	5.81
Options canceled/forfeited	(87,890)	51.00
Balance at March 31, 2026	4,512,800	$38.82	8.18	$27,249
Options exercisable at March 31, 2026	1,819,487	$26.84	7.04	$22,781
Options vested and expected to vest at March 31, 2026	4,512,800	$38.82	8.18	$27,249

The weighted-average grant date fair value of options granted was $36.15 and $43.23 per share for the three months ended March 31, 2026 and 2025, respectively. The intrinsic value of the stock options exercised was $0.3 million and $54.8 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, total unrecognized employee stock-based compensation for options that are expected to vest was $103.6 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.0 years.

Restricted Stock Units

There were 835,911 and 222,626 restricted stock units granted to employees by the Company during the three months ended March 31, 2026 and 2025, respectively. The shares were valued based on the Company’s common stock price on the grant date.

The following table summarizes restricted stock unit transactions for the three months ended March 31, 2026 under the 2014 Plan:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value per Share
Outstanding at January 1, 2026	443,291	$56.47
Restricted stock units granted	835,911	$42.50
Restricted stock units vested	(84,850)	$48.68
Restricted stock units canceled/forfeited	(35,798)	$52.68
Outstanding at March 31, 2026	1,158,554	$47.08

The weighted-average grant-date fair value of all restricted stock units granted was $42.50 and $49.17 per share during the three months ended March 31, 2026 and 2025, respectively. The fair value of all restricted stock units vested during the three months ended March 31, 2026 and 2025 was $2.7 million and $39.2 million, respectively. At March 31, 2026, total unrecognized employee stock-based compensation related to restricted stock units was $40.4 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.1 years.

Certain directors have elected to delay the issuance of their vested restricted stock units granted under the 2014 Plan. A portion of these RSUs have vested as of March 31, 2026 based on the applicable service periods, but the issuance of common stock has been deferred until a future date when the directors' service to the Company terminates, or there is a change in control of the Company. The grant-date fair value of these 6,500 shares is $0.3 million, which has been recognized as stock-based compensation expense over the requisite service period in the condensed consolidated statements of operations and comprehensive income (loss).

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

As of March 31, 2026, there were no purchases by employees under this plan.

Note 9. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $3.5 million and zero, respectively. The Company's effective income tax rates were 9.85% and 0% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 is due to current taxes payable as a result of the Company being profitable for the three months ended March 31, 2026 and generating a loss for the three months ended March 31, 2025.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and making adjustments to the allowance as necessary. The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company's ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. As of March 31, 2026 and December 31, 2025, the Company carried a full valuation allowance. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

Note 10. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company's pre-funded warrants issued in October 2023, are considered outstanding common stock and are included in the calculation of basic and diluted net loss per share in connection with ASC 260 Earnings Per Share. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding and dilutive potential common stock that would be issued upon the exercise or vesting of common stock awards and exercise of common stock warrants that are not pre-funded using the treasury stock method which would result in the issuance of incremental shares of common stock. The Company applies the two-class method to calculate basic and diluted earnings per share as its warrants issued in March 2022 are participating securities. However, the two-class method does not impact the net loss per share of common stock as the March 2022 and May 2023 common warrants issued do not participate in losses. For the three months ended March 31, 2025, the effect of issuing potential common stock is anti-dilutive due to the net loss in the period and therefore the number of shares used to compute basic and diluted net loss per share are the same in the period.

The following securities are included in the weighted-average common shares outstanding used to calculate basic and diluted net income (loss) per common share:

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss)	$31,378	$(43,773)
Less: Undistributed earnings attributable to participating securities	(1)	—
Net income (loss) attributable to common stockholders - basic and diluted	31,377	(43,773)

Denominator:
Common stock	51,841,047	45,928,793
October 2023 pre-funded warrants	250,000	250,000
Weighted-average shares - basic	52,091,047	46,178,793

Effect of dilutive securities:
Stock options	824,022	—
Restricted stock units	151,902	—
Weighted-average shares - diluted	53,066,971	46,178,793

Net income (loss) per share - basic	$0.60	$(0.95)
Net income (loss) per share - diluted	$0.59	$(0.95)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three months ended March 31,
	2026	2025
March 2022 common warrants	-	516,265
May 2023 Tranche B warrants	-	870,628
Options to purchase common stock	3,244,851	3,406,719
Outstanding restricted stock units	793,747	361,991
Total	4,038,598	5,155,603

Note 11. Segment Reporting

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

The following table presents selected financial information with respect to the Company's single operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue, net	$94,603	$-
Income (loss) before provision for income taxes	34,913	(43,773)
Less total other income, net	3,635	1,970
Operating income (loss)	31,278	(45,743)
Total operating expenses	63,325	45,743
Less non-cash expenses
Depreciation and amortization	(514)	(504)
Non-cash lease expense	(149)	(195)
Change in fair value of contingent consideration	(484)	(2,967)
Stock-based compensation	(16,056)	(14,679)
Cash operating expenses	$46,122	$27,398

Note 12. Subsequent Events

Merger Agreement

On April 5, 2026, the Company entered into the Merger Agreement with Neurocrine and Merger Sub, pursuant to which Neurocrine, through Merger Sub, agreed to commence the Offer to purchase all of the issued outstanding shares of the common stock of the Company, at a price per share of $53.00 per share (the Offer Price) in cash. If successful, upon the terms and conditions set forth in the Merger Agreement, the Offer will be followed by a merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and as a direct wholly owned subsidiary of Neurocrine (the Merger).

The Offer is not subject to any financing condition. Neurocrine and Merger Sub commenced the Offer on April 20, 2026 and must keep the Offer open for 20 business days following the commencement of the Offer (determined as set forth in Rule 14d-1(g)(3) and Rule 14e-1(a) under the Securities Exchange Act of 1934, as amended), subject to possible extension under the terms of the Merger Agreement.

The Merger Agreement has been approved by the board of directors of each of Neurocrine, Merger Sub and the Company.

The foregoing description of the Offer, the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 6, 2026.

Withdrawal of Marketing Authorization Application in EU

On April 7, 2026, the Company reported that it has voluntarily withdrawn its marketing authorization application (MAA) for VIOKAT prolonged-release tablets (diazoxide choline), which is marketed in the United States as VYKAT XR. The Company had previously announced that the application has been under review by the European Medicines Agency (EMA), with a decision expected in mid-2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, any projections of financial information; any statements about our continued commercialization of VYKAT XR, any statements regarding the closing of the tender offer by Neurocrine Biosciences, Inc. to purchase all of our issued and outstanding common stock, any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, our products, product sales, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. All forward-looking statements are based on information and estimates available to us at the time of filing this Quarterly Report on Form 10-Q and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

On April 6, 2026, we announced that we had entered into an Agreement and Plan of Merger (the Merger Agreement) with Neurocrine Biosciences, Inc. (Neurocrine) and Sigma Merger Sub, Inc. (Merger Sub) on April 5, 2026, pursuant to which Neurocrine, through Merger Sub, agreed to commence a cash tender offer (the Offer) to purchase all of our issued outstanding shares of common stock at a price per share of $53.00 per share. The Offer commenced on April 20, 2026 and is expected to close during the three months ending June 30, 2026, pursuant to the terms of the Merger Agreement, with the result being that we will become a wholly-owned subsidiary of Neurocrine.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

There have been no significant changes during the three months ended March 31, 2026 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our significant accounting policies are more fully described in Note 3 of our most recent Annual Report on Form 10-K.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025 (in thousands)

	Three Months Ended March 31,		Increase (decrease)
	2026	2025	Amount	Percentage
Product revenue, net	$94,603	$-	$94,603	100%

Operating expenses
Cost of goods sold	1,198	-	1,198	100%
Research and development	11,274	13,517	(2,243)	(17%)
Selling, general and administrative	50,369	29,259	21,110	72%
Change in fair value of contingent consideration	484	2,967	(2,483)	(84%)
Total operating expenses	63,325	45,743	17,582	38%
Operating income (loss)	31,278	(45,743)	77,021	(168%)
Other income (expense), net
Interest income, net	4,927	3,331	1,596	48%
Interest expense	(1,292)	(1,361)	69	(5%)
Total other income (expense), net	3,635	1,970	1,665	85%
Income (loss) before provision for income taxes	34,913	(43,773)	78,686	(180%)
Provision for income taxes	3,535	-	3,535	100%
Net income (loss)	$31,378	$(43,773)	$75,151	(172%)

Product revenue, net

Product revenue, net was $94.6 million for the three months ended March 31, 2026, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the three months ended March 31, 2025.

Cost of goods sold

Cost of goods sold was $1.2 million for the three months ended March 31, 2026, due to sales of VYKAT XR after FDA approval was obtained in March 2025, compared to zero for the three months ended March 31, 2025. Prior to receiving FDA approval, costs associated with the manufacturing of VYKAT XR were expensed as research and development expense. As such, a portion of the cost of inventory sold during the period was expensed prior to FDA approval.

Research and development expense

Research and development expenses were $11.3 million for the three months ended March 31, 2026, a decrease of $2.2 million from the three months ended March 31, 2025. Pre-commercial launch and development costs, 2025 MAA submission in Europe, supply chain activities, and clinical activities decreased $2.2 million between comparable periods. The cadence of our research and development expenditures will fluctuate depending upon the state of our clinical programs, the timing of manufacturing and other projects necessary to support the submission of our regulatory filings and research activities.

Selling, general and administrative expense

Selling, general and administrative expenses were $50.4 million for the three months ended March 31, 2026, an increase of $21.1 million from the three months ended March 31, 2025. Personnel costs including hiring expense and other associated headcount costs increased $12.7 million as we have hired additional employees in support of our commercial launch and increased business activities. New program costs associated with commercial launch activities, including disease state education, analytics, other marketing programs, medical affairs and patient advocacy activities increased $7.1 million and costs for international expansion increased $1.2 million. Selling, general and administrative expenses are anticipated to increase as we continue commercialization of VYKAT XR.

Change in fair value of contingent consideration

We are obligated to make cash payments up to a maximum of $20.9 million to the former Essentialis stockholders upon the achievement of certain commercial milestones associated with the sales of VYKAT XR in accordance with the terms of our 2017 merger agreement with Essentialis. We achieved the first commercial milestone of $100 million in cumulative revenue in our fourth quarter 2025 and subsequently paid $4.0 million during the three months ended March 31, 2026 and recorded $2.9 million for the remainder in accounts payable. We achieved the second and final commercial milestone of $200 million in cumulative revenue in our first quarter 2026. The fair value of the second and final payment was $13.8 million as of March 31, 2026. During the three months ended March 31, 2025, the fair value increased by $3.0 million from the $14.8 million fair value as of December 31, 2024.

Other income (expense), net

We had other income (expense), net of $3.6 million in the three months ended March 31, 2026, compared to $2.0 million during the three months ended March 31, 2025. The increase was primarily due to an increase in interest income driven by higher cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

We had net income of $31.4 million, generated $26.0 million of net cash from operating activities during the three months ended March 31, 2026 and had an accumulated deficit of $400.0 million at March 31, 2026 as a result of losses incurred prior to 2025. We had $133.0 million in cash and cash equivalents, $396.0 million of marketable securities and $268.3 million of working capital on March 31, 2026. We had lease obligations totaling $4.4 million to be paid through August 2029, consisting of two operating leases for office space in Redwood City, California.

As of March 31, 2026, we had $50.0 million outstanding under our loan and security agreement with Oxford. Under the terms of the loan agreement with Oxford, following FDA approval of VYKAT XR, an additional $50 million became available through September 30, 2025, but was not drawn down. Following the amendment of our loan and security agreement in November 2025, the final three tranches of an aggregate of $100 million may be made available upon mutual consent with Oxford. As a result of a milestone achieved in 2025, the loan carries an interest-only period of 60 months and a total term of 72 months. The term loan accrues interest at a floating rate equal to, subject to certain conditions, (a) 1-month term SOFR plus (b) 5.50%.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$25,980	$(32,752)
Net cash provided by investing activities	37,983	22,937
Net cash provided by (used in) financing activities	(1,043)	3,218
Net increase (decrease) in cash and cash equivalents	$62,920	$(6,597)

Net cash provided by (used in) operating activities

During the three months ended March 31, 2026, operating activities provided net cash of $26.0 million, which was primarily due to net income of $31.4 million which included $16.1 million of stock-based compensation, $0.5 million of depreciation and amortization, $0.1 million of non-cash lease expense, non-cash expense of $0.5 million for the change in fair value of contingent consideration, and $0.2 million added back for accretion of premium/discount on marketable securities. Additionally, there was a $22.4 million net increase in cash used during the three months ended March 31, 2026 due to changes in operating assets and liabilities.

During the three months ended March 31, 2025, operating activities used net cash of $32.8 million, which was primarily due to net loss of $43.8 million which included $14.7 million of stock-based compensation, $0.5 million of depreciation and amortization, $0.2 million of non-cash lease expense, non-cash expense of $3.0 million for the change in fair value of contingent consideration, and $1.0 million added back for accretion of premium/discount on marketable securities. Additionally, there was a $6.4 million net increase in cash used during the three months ended March 31, 2025 due to changes in operating assets and liabilities.

Net cash provided by investing activities

During the three months ended March 31, 2026, we used $101.3 million for purchases of marketable securities. We received proceeds of $139.3 million from maturities of marketable securities.

During the three months ended March 31, 2025, we used $45.4 million for purchases of marketable securities. We received proceeds of $68.3 million from maturities of marketable securities.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2026, we paid $1.1 million in milestone payments equal to the amount of contingent consideration liability recognized at the Essentialis acquisition date related to achieving the first commercial milestone partially offset by $0.1 million of proceeds from the exercise of stock options.

During the three months ended March 31, 2025, we received $3.0 million from the exercise of common stock warrants. We also received $0.3 million from the exercise of stock options. We paid $0.1 million of debt issuance costs.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 3, Basis of Presentation and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2026. For additional information regarding market risk, refer to Part II, Item 7A Qualitative and Quantitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 6, 2026, the City of Pontiac Police and Fire Retirement System, a purported stockholder, filed a class-action complaint for violations of the Federal securities laws (the Complaint) against us and the members of our management (collectively, Defendants) in the United States District Court for the Northern District of California. See City of Pontiac Police and Fire Retirement System v. Soleno Therapeutics, Inc. et. al., Case No. 3:26-cv-01979 (N.D. Cal.). The plaintiff alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a putative class of purchasers of the Company’s common stock during a purported class period of March 26, 2025 through November 4, 2025. We believe we have meritorious defenses and will vigorously defend this and any other similarly-based litigation should it arise. We cannot provide any assurance as to the possible outcome or cost to us from this action, particularly as it is at an early stage, nor how long it may take to resolve.

Item 1A. Risk Factors

An investment in our securities has a high degree of risk. Before you invest, you should carefully consider the risks and uncertainties. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment. We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). There have been no material changes from the disclosure provided in the Form 10-K with respect to the Risk Factors other than as set forth below.

The pendency of the tender offer for our common stock could have an adverse effect on our business and the failure to complete the tender offer in a timely manner or at all could adversely affect our business, financial condition, results of operations and stock price.

On April 5, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Neurocrine Biosciences, Inc. (Neurocrine) and Sigma Merger Sub, Inc. (Merger Sub), pursuant to which Neurocrine, through Merger Sub, agreed to commence a tender offer to purchase all of the issued and outstanding shares of our common stock at a price per share of $53.00 per share (the Offer). The Offer commenced on April 20, 2026 and is expected to close during the three months ending June 30, 2026, pursuant to the terms of the Merger Agreement, with the result being that the Company will become a wholly-owned subsidiary of Neurocrine (the Merger).

The Offer may be delayed, and may ultimately not be completed, due to a number of factors, including:

•
there are uncertainties as to the timing of the Offer and transactions contemplated by the Merger Agreement, including the risk that the Offer or subsequent Merger may not be completed in a timely manner or at all;
•
the Offer is subject to certain closing conditions that could adversely affect us or cause the transaction to be abandoned; and
•
the occurrence of certain events, changes or other circumstances could give rise to the termination of the Merger Agreement.

If the Offer does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:

•
to the extent the current market price of our stock reflects an assumption that the Offer will be completed, the market price of our common stock could decrease if the Offer is not completed;
•
investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Offer;

•
the risks related to the diversion of attention of our management or employees, the uncertainty our employees may have about their roles upon consummation of the Offer, and the ability for us to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees during the pendency of the Offer; and
•
the requirement that we pay Neurocrine a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.

There can be no assurance that our business, relationships with other parties, liquidity or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Offer, if the Offer is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Offer, including:

•
we may experience a departure of employees, prior to the closing of the Offer; and
•
if the Offer is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Offer is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations and business.

During the period prior to the closing of the Offer and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations and business, including:

•
the possibility of disruption to our business and operations resulting from the announcement and pendency of the Offer, including diversion of management attention and resources;
•
the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Offer;
•
the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Offer, and other restrictions on our ability to conduct our business;
•
our inability to solicit other acquisition proposals during the pendency of the Offer;
•
the amount of the costs, fees, expenses, and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance, and any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•
other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Offer is completed.

Our international expansion plans in the European Union have been delayed.

On April 7, 2026, we reported that we had voluntarily withdrawn our marketing authorization application (MAA) for VIOKAT prolonged-release tablets (diazoxide choline), which is marketed in the United States as VYKATTM XR. We had previously announced that the application had been under review by the European Medicines Agency (EMA), with a decision expected in mid-2026. The withdrawal of the MAA will delay any commercialization plans for our products in the EU, which may have an adverse effect on our financial condition, cash flows and results of operations.

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

(c) Insider Adoption or Termination of Trading Arrangements

During the three months ended March 31, 2026, the Company did not adopt, modify or terminate and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: May 7, 2026	SOLENO THERAPEUTICS, INC.

	By:	/s/ Jennifer Fulk
Jennifer Fulk Chief Financial Officer (authorized officer and principal financial and accounting officer)